Form 10-K
period 2013-12-31
AERIE PHARMACEUTICALS INC
filed 2014-03-26
CIK 1337553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36152

Aerie Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3109565
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

135 US Highway 206, Suite 15

Bedminster, New Jersey 07921

(908) 470-4320

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on October 25, 2013, based upon the closing price of $10.61 of the registrant’s common stock as reported on the NASDAQ Global Market, was $79,913,000. The registrant has elected to use October 25, 2013, as the calculation date, which was the initial trading date of the registrant’s common stock on the NASDAQ Global Market, because on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company.

As of March 19, 2014, the registrant had 23,316,653 shares of common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may, in some cases, use terms such as “predicts,” “believes,” “potential,” “proposed,” “continue,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.

Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success, timing and cost of our ongoing and anticipated Phase 3 and Phase 2b clinical trials for our current product candidates, including statements regarding the timing of initiation and completion of the trials;

•	our expectations regarding the clinical effectiveness of our product candidates and results of our clinical trials;

•	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration (“FDA”) or other regulatory authority approval of, or other action with respect, to our product candidates;

•	our expectations related to the use of proceeds from our initial public offering (“IPO”);

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the commercial launch and potential future sales of our current or any other future product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	third-party payor reimbursement for our product candidates;

•	the glaucoma patient market size and the rate and degree of market adoption of our product candidates by eye-care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of our product candidates;

•	our plans to pursue development of our product candidates for additional indications and other therapeutic opportunities;

•	the potential advantages of our product candidates;

•	our ability to protect our proprietary technology and enforce our intellectual property rights; and

•	our expectations regarding licensing, acquisitions and strategic operations.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on regulatory approvals and economic and other environmental circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part I, Item 1A of this report and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events.

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

ii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our strategy is to advance our product candidates, including triple-action Rhopressa™ (which we previously referred to as dual-action AR-13324) and quadruple-action Roclatan™ (which we previously referred to as triple-action PG324), to regulatory approval, and commercialize these products ourselves in the United States. We plan to build a commercial team of approximately 100 sales representatives to target approximately 10,000 high prescribing eye-care professionals throughout the United States. For certain key markets outside the United States, including Europe, Japan and emerging markets, we intend to explore partnership opportunities through collaboration and licensing arrangements. We plan to further maximize our commercial potential by identifying and advancing additional product candidates, both through our internal discovery efforts and through possible in-licensing or acquisitions of additional ophthalmic products or product candidates that would complement our current product portfolio. Our senior leadership team has extensive experience in the ophthalmology market and has overseen the development and commercialization at major pharmaceutical companies of several successful ophthalmic products, including Acular, Alphagan P, Bepreve, Besivance, Bromday, Istalol, Ocuflox, Retisert, Vitrase, Xibrom and Zylet. If our products are approved and we are commercially successful, we believe Aerie could become a market-leading ophthalmic company.

Our lead product candidate, once-daily, triple-action Rhopressa™, completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in May 2013. We are developing Rhopressa™ as the first of a new class of compounds that is designed to lower intraocular pressure, or IOP, in patients through novel mechanisms of action, or MOAs. We believe that, if approved, Rhopressa™ will represent the first new MOAs for lowering IOP in patients with glaucoma in over 20 years. Based on clinical data to date, we expect Rhopressa™ to compete within the prostaglandin analogue, or PGA, market segment due to its equivalent or potentially better efficacy for patients with IOP of 26 millimeters of mercury, or mmHg, or below at the time of diagnosis, which we refer to as “low to moderately elevated” IOP, while also targeting the diseased tissue responsible for elevated IOP. Approximately 80% of glaucoma patients have low to moderately elevated IOP at the time of diagnosis. Furthermore, we expect Rhopressa™ to compete against non-PGA products as a preferred add-on therapy to PGAs, due to its strong and consistent IOP-lowering effect with once-daily dosing relative to currently marketed non-PGA products. In addition, we expect Rhopressa™ to become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs, for patients who have IOPs below 21 mmHg but nevertheless present with glaucomatous damage to the optic nerve, which is commonly referred to as “low-tension” glaucoma, as well as for patients who choose to avoid the cosmetic issues associated with PGAs. We are currently planning two Phase 3 registration trials for Rhopressa™, which we expect to commence in early third quarter 2014 upon completion of Phase 3-enabling toxicology studies.

We are also developing a second product candidate, once-daily, quadruple-action Roclatan™, which is a single drop fixed-dose combination of Rhopressa™ and latanoprost, the most commonly prescribed drug for the treatment of patients with glaucoma. Based on our preclinical data to date, we believe Roclatan™ has the potential to provide a greater IOP-lowering effect than any currently approved glaucoma product. Therefore, we believe Roclatan™ could compete with both PGA and non-PGA therapies and become the product of choice for patients requiring maximal IOP lowering. In January 2014, we commenced a 28-day Phase 2b clinical trial for Roclatan™, for which we expect results in early third quarter 2014.

Glaucoma is one of the largest segments in the global ophthalmic market. In 2013, branded and generic glaucoma product sales exceeded $4.5 billion in the United States, Europe and Japan in aggregate, according to IMS. Prescription volume for glaucoma products in the United States alone exceeded 31 million in 2013 and is expected to grow, driven in large part by the aging population. The PGA and non-PGA market segments each represent approximately half of the prescription volume in the glaucoma market, as shown in the following pie chart, which is based on IMS data.

According to the National Eye Institute, it is estimated that over 2.7 million people in the United States suffer from glaucoma, a number that is expected to reach 4.3 million by 2030. Furthermore, The Eye Diseases Prevalence Research Group has estimated that only half of the nation’s glaucoma sufferers know that they have the disease. Glaucoma is a progressive and highly individualized disease, in which elevated levels of IOP are associated with damage to the optic nerve, which results in irreversible vision loss and potentially blindness. Patients may suffer the adverse effects of glaucoma across a wide range of IOP levels, including at “normotensive” levels between 10 and 21 mmHg, generally accepted as the range of IOP levels in healthy individuals. There are multiple factors that can contribute to an individual getting glaucoma, including age, family history and ethnicity. For example, there generally is a higher incidence and severity of the disease in African-American and Hispanic populations. Based on data from the Baltimore Eye Survey, approximately 80% of glaucoma patients have low to moderately elevated IOP at the time of diagnosis and approximately 60% of glaucoma patients have IOP of 21 mmHg or below at the time of diagnosis. Additionally, in Japan, the Tajimi Study found that approximately 90% of glaucoma patients had IOP of 21 mmHg or below at the time of diagnosis.

Glaucoma is treated by the reduction of IOP, which has been shown to slow the progression of vision loss. In a healthy eye, fluid is continuously produced and drained in order to maintain pressure equilibrium and provide nutrients to the eye tissue. The FDA recognizes sustained lowering of IOP as the primary clinical endpoint for the approval of drugs to treat patients with glaucoma and ocular hypertension. The primary drainage mechanism of the eye is the trabecular meshwork, or TM, which accounts for approximately 80% of fluid drainage, while the secondary drainage mechanism, the uveoscleral pathway, is responsible for the remaining drainage. In glaucoma patients, damage to the TM results in insufficient drainage of fluid from the eye, which causes increased IOP and damage to the optic nerve. In addition to eye fluid production and drainage through the TM and uveoscleral pathway, episcleral venous pressure, or EVP, makes a significant contribution to IOP. EVP represents the pressure of the blood in the episcleral veins of the eye where the eye fluid drains into the bloodstream. Historical studies have shown that EVP accounts for approximately half of IOP in normotensive subjects and approximately one-third of IOP in patients with pressures of 24 to 30 mmHg. When EVP is lowered, fluid is able to flow more freely from the eye. Drugs that lower IOP without lowering EVP are most effective at high IOPs, where EVP is believed to contribute less to IOP, and are less effective at lower IOPs, where EVP is seen to account for a larger portion of IOP.

Once glaucoma develops, it is a chronic condition that requires life-long treatment. The initial treatment for glaucoma patients is typically the use of prescription eye drops. PGAs have become the most widely prescribed glaucoma drug class. The most frequently prescribed PGA is once-daily latanoprost. The most commonly prescribed non-PGA drugs belong to the beta blocker class. The most frequently prescribed beta blocker is twice-daily timolol. Other non-PGA drug classes include the alpha agonists and carbonic anhydrase inhibitors. When PGA monotherapy is insufficient to control IOP or contraindicated due to concerns about side effects, non-PGA products are used either as add-on therapy to the PGA or as an alternative monotherapy. It is estimated that up to 50% of glaucoma patients receiving PGA monotherapy require add-on therapy within two years of initial prescription of the drug, in order to maintain adequate control of IOP.

Our product candidates represent a new class of drugs utilizing novel MOAs that are applied topically as once-daily eye drops. Currently approved drugs mainly reduce IOP by increasing fluid outflow through the eye’s secondary drain with once-daily dosing or reducing fluid inflow by decreasing fluid production with multiple doses per day. Rhopressa™ lowers IOP through a triple MOA that (i) relaxes the contracted tissue of the TM to improve fluid outflow through the eye’s primary drain, (ii) decreases fluid production in the eye and (iii) also lowers EVP, an MOA that we believe further differentiates Rhopressa™ from currently marketed glaucoma products. Roclatan™, our quadruple-action fixed-combination product candidate, combines the triple MOA of Rhopressa™ with latanoprost, a PGA that increases fluid drainage through the uveoscleral pathway. In addition to our primary product candidates, we are in preclinical development with AR-13533, our second-generation ROCK/NET inhibitor.

We believe there are significant unmet needs in the glaucoma market and that eye-care professionals are eager for new therapy choices. None of the commonly prescribed PGAs or non-PGAs target the TM, the diseased tissue responsible for elevated IOP in glaucoma and the eye’s primary drain. Moreover, PGAs have side effects, contraindications and reduced efficacy in patients with low to moderately elevated IOPs relative to patients with higher IOPs. Non-PGAs are less efficacious than PGAs, have more serious and a greater number of side effects and contraindications, and require multiple daily dosings. As a result, we believe there is a significant unmet need in both the PGA and non-PGA market segments, each of which represents approximately half of the U.S. and European glaucoma market based on prescription volumes. Despite the limitations of existing glaucoma drugs, Xalatan (latanoprost), the best-selling PGA, together with Xalacom, its fixed-combination with a beta blocker, which is not available in the United States, generated peak annual global revenues of approximately $1.7 billion prior to the introduction of its generic equivalents, and the most commonly prescribed non-PGA drugs each generated peak annual global revenues of over $400 million prior to the introduction of their generic equivalents.

We believe Rhopressa™ may be prescribed by eye-care professionals as an initial therapy for patients with low to moderately elevated baseline IOPs of 26 mmHg or below at the time of diagnosis, representing approximately 80% of glaucoma patients. At these IOP levels, we believe the amount of IOP reduction achieved by Rhopressa™ would be equal to or exceed that of all currently marketed PGA and non-PGA products. In addition, Rhopressa™ targets the TM, the diseased tissue responsible for elevated IOP in glaucoma and the eye’s primary drain, whereas commonly prescribed PGAs and non-PGAs target the secondary drain and the fluid production in the eye, respectively.

In addition to the expected primary use of Rhopressa™ as an initial therapy for patients with low to moderately elevated baseline IOPs described above, we also believe Rhopressa™ may be prescribed by eye-care professionals in the following circumstances:

•	As an add-on drug of choice for patients taking PGAs, due to the MOAs of Rhopressa™ being complementary to the MOA of PGAs, and due to the strong efficacy, more convenient dosing and better tolerability profile of Rhopressa™ compared to currently marketed non-PGA add-on products. It is estimated that up to 50% of glaucoma patients receiving PGA monotherapy require add-on therapy within two years of initial prescription of the PGA in order to maintain control of IOP.

•	As a preferred alternative therapy for patients who do not respond to PGAs.

•	As a preferred initial therapy for patients with low-tension glaucoma.

•	As a preferred initial therapy where PGAs are contraindicated and for patients who choose to avoid the cosmetic issues associated with PGAs, including iris color change in light-eyed patients, discoloration of tissue surrounding the eyes and eyelid droopiness and sunken eyes caused by loss of orbital fat.

In addition, based on our preclinical data to date, we believe that quadruple-action Roclatan™ would be the only glaucoma product that covers the full spectrum of currently known IOP-lowering MOAs, giving it the potential to provide a greater IOP-lowering effect than any currently approved glaucoma product. Therefore, we believe Roclatan™ could compete with both PGA and non-PGA therapies for patients requiring maximal IOP lowering, including those with IOPs above 26 mmHg and those who present with significant disease progression despite currently available therapies.

We own the worldwide rights to all indications for our current product candidates. We currently plan to commercialize our products ourselves in the United States and to explore partnership opportunities through collaboration and licensing arrangements in certain key markets outside of the United States, including Europe, Japan and emerging markets. In Japan specifically, the Tajimi study found that 90% of glaucoma patients had IOP of 21 mmHg or below at the time of diagnosis, which we believe creates a significant market opportunity in Japan for Rhopressa™ due to its differentiated ability to reduce IOP at consistent levels across all tested baseline IOPs, as demonstrated in our Phase 2b clinical trial.

Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions and methods of use for our product candidates. We have patent protection for our primary product candidates, Rhopressa™ and Roclatan™, in the United States through at least 2030.

Our Product Pipeline

Our primary product candidates, triple-action Rhopressa™ and quadruple-action Roclatan™, are once-daily eye drops. Rhopressa™ inhibits Rho Kinase, or ROCK, and the norepinephrine transporter, or NET, which are both novel biochemical targets for lowering IOP. By inhibiting these targets, we believe Rhopressa™ reduces IOP via three separate MOAs: (i) through ROCK inhibition, it increases fluid outflow through the TM, which accounts for approximately 80% of fluid drainage from the eye; (ii) also through ROCK inhibition, as demonstrated in a recent preclinical study, it reduces EVP, which represents the pressure of the blood in the episcleral veins of the eye where eye fluid drains into the bloodstream; and (iii) through NET inhibition, it reduces the production of eye fluid. Roclatan™, a single-drop fixed-dose combination of Rhopressa™ and latanoprost, lowers IOP through the same three MOAs as Rhopressa™ and, as a fourth MOA, through the ability of latanoprost to increase fluid outflow through the uveoscleral pathway, the eye’s secondary drain.

We discovered and developed our product candidates internally through a rational drug design approach that coupled medicinal chemistry with high content screening of compounds in proprietary cell-based assays. We selected and formulated our product candidates for preclinical in vivo testing following a detailed characterization of over 1,500 synthesized ROCK-selective and ROCK/NET inhibitors. We continue to seek to discover and develop new compounds in our research laboratories and employ a scientific staff with expertise in medicinal chemistry, analytical chemistry, biochemistry, cell biology, pharmacology and pharmaceutical science.

The following table summarizes each of our existing product candidates, their MOAs and their development status, as well as our intellectual property rights for these product candidates.

Product Candidate and Mechanism		Phase of Development	Intellectual Property Rights

Rhopressa™	Triple-action—ROCK/NET inhibition	Phase 3 registration trials expected to begin early third quarter 2014	Wholly- Owned

Roclatan™	Quadruple-action—Combination of triple-action Rhopressa™ and latanoprost, a PGA	Phase 2b clinical trial initiated January 2014	Wholly- Owned

AR-13533	Second-generation ROCK/NET inhibitor	Preclinical	Wholly- Owned

Triple-Action RhopressaTM

Rhopressa™ is the first of a new class of glaucoma drug products that was discovered by our scientists. It is a once-daily eye drop designed to reduce IOP in patients with glaucoma or ocular hypertension. It increases fluid outflow through the primary drain of the eye while also reducing eye fluid production. In addition, a recent preclinical study demonstrated reduction of EVP as an additional MOA of Rhopressa™, as further described below. The active ingredient in Rhopressa™, AR-13324, acts through the inhibition of both ROCK and NET.

ROCK is a protein kinase, which is an enzyme that modifies other proteins by chemically adding phosphate groups to them. Specifically, ROCK regulates actin and myosin, which are proteins that are responsible for cellular contraction. ROCK activity also promotes the production of extracellular matrix proteins. ROCK inhibitors block TM cell contraction and reduce the production of extracellular matrix, thereby improving fluid outflow and consequently decreasing IOP. In addition, we believe ROCK inhibition may also be responsible for reduction of EVP. EVP represents the pressure of the blood in the episcleral veins of the eye, where eye fluid drains into the bloodstream. When EVP is lowered, the fluid is able to flow more freely from the eye.

NET is a protein that transports norepinephrine across neuronal cell membranes. Norepinephrine is a chemical released by neurons to communicate with targeted cells. NET returns excess norepinephrine back into the neuron, which helps end the signaling between the neuron and the neuron’s target cells. We believe the inhibition of NET prolongs the activation of target cells in the ciliary body of the eye, which reduces the production of eye fluid and thereby lowers IOP.

In addition to its triple MOA, Rhopressa™ has a number of characteristics that distinguish it from our previously developed product candidates, including ROCK-selective drug AR-12286 and its fixed-dose combination product PG286, and other clinical-stage ROCK inhibitors, which together we refer to as “comparator ROCK inhibitors.” The active ingredient in Rhopressa™, AR-13324, has a unique chemical composition that was specifically designed to allow maximal efficacy of the drug in the eye. Enzymatic conversion of AR-13324 produces two separate molecules, one of which is approximately ten to 160 times more potent at inhibiting ROCK than comparator ROCK inhibitors. This contributes to greater efficacy and longer duration of effect of AR-13324 relative to comparator ROCK inhibitors that we observed in preclinical models. In addition, AR-13324 has inhibitory activity against a secondary kinase target, Protein Kinase C, or PKC, which is known to act in parallel with ROCK to promote cell contraction. Compounds that inhibit ROCK without inhibiting PKC may allow PKC activity to increase in TM cells over time, resulting in a loss of IOP-lowering efficacy. We believe the ability of

AR-13324 to inhibit both the primary, ROCK, and secondary, PKC, signaling pathways that lead to TM cell contraction contributes to the ability of Rhopressa™ to maintain its efficacy over time.

Rhopressa™ is expected to compete against all products in the glaucoma market, the significant majority of which have been in the market for over 20 years. The PGA and non-PGA market segments each represents approximately half of the U.S. and European glaucoma market based on prescription volumes. Despite the limitations of existing glaucoma drugs, Xalatan (latanoprost), the best-selling PGA, together with Xalacom, its fixed-combination with a beta blocker, which is not available in the United States, generated peak annual global revenues of approximately $1.7 billion prior to the introduction of its generic equivalents, and the most commonly prescribed non-PGA drugs each generated peak annual global revenues of over $400 million prior to the introduction of their generic equivalents. We believe there is a significant unmet need across the glaucoma market due to many drugs requiring multiple daily dosings, side effects and contraindications of other products, and the fact that none of the commonly prescribed drugs target the diseased TM tissue. We believe that triple-action Rhopressa™ has several significant differentiating characteristics that would make it a strong competitor in both the PGA and non-PGA market segments, if approved, including:

•	Strong IOP-Lowering Effect—In our Phase 2b clinical trial, once-daily Rhopressa™ demonstrated mean IOP reductions of 5.7 and 6.2 mmHg on days 28 and 14, respectively. Studies have shown that a sustained 5 mmHg reduction in IOP reduces risk of disease progression by approximately 50%. If the results from our Phase 2b trial are confirmed in our planned Phase 3 registration trials, we believe the level of IOP reduction achieved by Rhopressa™ would be equal to or exceed that of all currently marketed non-PGA products and, in addition, for patients with low to moderately elevated IOPs at the time of diagnosis, representing approximately 80% of glaucoma patients, would be equal to or potentially exceed that of all currently marketed PGA products.

•	Consistent IOP-Lowering Effect Across Various Baseline IOPs—Published studies have indicated that currently marketed PGA and non-PGA products do not lower IOP as effectively in patients with low to moderately elevated baseline IOPs relative to patients with higher IOPs. In our Phase 2b clinical trial, Rhopressa™ demonstrated a differentiated ability to reduce IOP at consistent levels across all baseline IOPs tested in the trial. The results of a preclinical in vivo study sponsored by Aerie and reported in February 2014 suggest that this differentiated effect may be attributable to the ability of Rhopressa™ to lower EVP.

•	Novel Triple-Action MOA—We believe Rhopressa™ works through three MOAs: increasing outflow through the TM, decreasing fluid production in the eye and reducing EVP. If approved, we believe Rhopressa™ would be the only once-daily drug available that works through these three MOAs. In addition, we believe the three MOAs of Rhopressa™ are highly complementary to the MOA of market-leading PGAs, which increase fluid outflow through the uveoscleral pathway.

•	Once-Daily Dosing Advantage—The most commonly prescribed non-PGA drugs are dosed two to three times daily, which places a considerable daily burden on patients, who are generally required to use these drugs for the remainder of their lives. Rhopressa™ is being developed as a once-daily dosed glaucoma therapy. This more convenient dosing regimen is expected to result in higher patient compliance, which may lead to improved outcomes.

•	Favorable Tolerability Profile—Currently marketed glaucoma drugs have several tolerability issues indicated on their product labels, including ocular allergic reaction, itching of the eye, iris color change, orbital tissue discoloration, unusual taste and hyperemia. In our Phase 2a and Phase 2b clinical trials for Rhopressa™, a total of 209 patients were exposed to Rhopressa™. The main tolerability finding for Rhopressa™ was transient, or temporary, hyperemia, which is a cosmetic asymptomatic redness of the eye. Most of the hyperemia was scored as “mild” as evaluated by the eye-care professionals in the morning following instillation of the drop the previous night. Hyperemia is a common tolerability finding also associated with PGAs.

•	Lack of Systemic Side Effects—Rhopressa™ has demonstrated a lack of systemic side effects in clinical trials to date, including our Phase 1 pharmacokinetic, or PK, study, the results of which were reported in January 2014. Currently marketed non-PGA drugs have systemic side effect issues indicated on their product labels, including among others, lethargy, reduced heart rate, Stevens Johnson syndrome and blood dyscrasias. Furthermore, the most widely prescribed non-PGA drug, timolol, has contraindications that include bronchospasm, arrhythmia and heart failure.

Based on the Phase 2b clinical trial results, and the several positive differentiating attributes of Rhopressa™, we believe Rhopressa™ has the potential to be a strong competitor across the glaucoma market. Our Phase 3 registration trials are designed to use timolol as the comparator, as timolol represents the most widely used comparator in registration trials in glaucoma, and is also the most widely prescribed non-PGA drug.

RhopressaTM Phase 2 Efficacy Results

In May 2013, we completed a 28-day Rhopressa™ Phase 2b clinical trial. This trial included 224 patients who were treated once daily with Rhopressa™ 0.01%, Rhopressa™ 0.02% or latanoprost. Latanoprost was used as the comparator because it is the most widely prescribed drug of all currently marketed glaucoma products. The primary efficacy endpoint for this Phase 2b clinical trial was mean diurnal IOP across subjects within each treatment group on day 28. We observed statistically significant decreases in mean diurnal IOP in all treatment groups on day 28 as compared to unmedicated baseline.

Baseline IOP was measured prior to treatment. Following treatment, IOP was measured on day seven at 8 a.m. and on days 14 and 28 at 8 a.m., 10 a.m. and 4 p.m. On day 14, mean diurnal IOP (which refers to the average of mean IOPs measured at 8 a.m., 10 a.m. and 4 p.m.) decreased to 19.8, 19.5 and 18.4 mmHg in the Rhopressa™ 0.01%, Rhopressa™ 0.02% and latanoprost groups, respectively, representing a decrease from unmedicated baseline of 5.9, 6.2 and 7.1 mmHg. On day 28, mean diurnal IOP was 20.1, 20.0 and 18.7 mmHg, respectively, representing a decrease from unmedicated baseline of 5.5, 5.7 and 6.8 mmHg. These decreases from unmedicated baseline were statistically significant with p-values < 0.001. P-value, or probability value, is a statistical measure that helps scientists determine if their hypotheses are correct. It is directly related to the statistical significance level of the results, which is an important component in determining whether the data obtained from scientific research support the hypothesis being tested.

The statistical significance level is determined by the researcher and is customarily set at 0.05, or 5%. Essentially, this means that 5% of the time, the results in the study would be derived by complete chance, but 95% of the time, the variable in the study would be directly related to the results of the study. Efficacy results from the Phase 2b trial are further described below.

Efficacy Results of the 28-day Phase 2b Clinical Trial Comparing RhopressaTM to Latanoprost

Showing Mean Diurnal IOP for Days 14 and 28 Compared to Baseline

Rhopressa™ maintained consistent efficacy from day seven to day 28. For Rhopressa™ 0.02%, which is the concentration we intend to use in our planned Phase 3 trials, at the 8 a.m. time point, the time of highest baseline IOP, the IOP reductions achieved on day seven and day 28 were 6.0 and 5.9 mmHg, respectively. The level of IOP reduction achieved by Rhopressa™ 0.02% in our Phase 2b study was clinically significant, since previously published long-term studies have demonstrated that a sustained 5 mmHg reduction in IOP reduces the risk of disease progression by approximately 50%.

“Clinical significance” means that the effect is large enough to be important to patients and physicians. An effect that is statistically significant may or may not also be clinically significant. In glaucoma, the Early Manifest Glaucoma Trial, a large long-term study evaluating the effect of IOP lowering in patients with glaucoma, concluded that each 1 mmHg reduction in IOP lowered the risk of progression of optic nerve damage by 10%, indicating that each 1 mmHg reduction in IOP provides a meaningful level of protection to the patient.

IOP-Lowering Effect of RhopressaTM 0.02% at 8 a.m. on Days 7, 14 and 28

In the full Phase 2b trial population, which consisted of patients with unmedicated baseline IOPs ranging from 22 to 36 mmHg, the IOP-lowering effect of our once-daily Rhopressa™ 0.02% was 1.2 mmHg less than that of latanoprost on day 28 and did not show non-inferiority. However, Rhopressa™ 0.02% efficacy relative to latanoprost was in line with published historical data for twice-daily timolol relative to latanoprost. Timolol is the most commonly prescribed non-PGA drug and the comparator for our planned Phase 3 non-inferiority registration trials.

A study by Hedman and Alm, which reports on the pooled data from three registration trials of latanoprost versus timolol, showed the IOP-lowering effect of timolol to be 1.2 mmHg less than that of latanoprost, as reflected in the graph on the following page under the heading “Comparison of Latanoprost and Timolol from Pooled Data of Three Registration Trials.” Our Rhopressa™ Phase 2b clinical trials similarly showed Rhopressa™ to have an IOP-lowering effect of 1.2 mmHg less than that of latanoprost.

An additional protocol-specified analysis that compared the results for the patients who entered the trial with moderately elevated baseline IOPs (22 to 26 mmHg) to patients with highly elevated baseline IOPs (greater than 26 mmHg) revealed a differentiated efficacy profile of Rhopressa™ compared to latanoprost. Consistent with previous scientific literature, latanoprost produced smaller IOP reductions in patients with moderately elevated IOPs than in patients with highly elevated IOPs. In contrast, Rhopressa™ maintained essentially the same IOP-lowering effect in patients with moderately elevated IOPs as in patients with highly elevated IOPs (p>0.30). As a result, the IOP-lowering effect of Rhopressa™ was equivalent to latanoprost in patients with moderately elevated baseline IOPs and Rhopressa™ thereby demonstrated statistical non-inferiority to latanoprost in this sub-group. A non-inferiority trial is a type of clinical trial performed to see if a new drug or treatment is “not inferior” to a current active treatment or to determine if a new treatment is “at least as good as,” or “not unacceptably worse than,” the active comparator treatment. A non-inferiority trial aims at demonstrating that the test product is not worse than the comparator by more than a small pre-specified amount. This amount is known as the non-inferiority margin, which for the Rhopressa™ Phase 2b trial was 1.5 mmHg.

IOP-Lowering Effect of RhopressaTM 0.02% and Latanoprost in the Full Patient Population

Compared to the Subgroup with Moderately Elevated IOP*

*	Based on diurnal measurements.

A study published in 2000, which pooled data from three latanoprost registration trials, demonstrated that both latanoprost and timolol lose approximately 0.5 mmHg in efficacy for every 1 mmHg lower baseline IOP, as illustrated in the chart below. Additional publications have indicated similar declining efficacy results for other currently marketed non-PGA glaucoma drugs, including the alpha agonist brimonidine and the carbonic anhydrase inhibitor dorzolamide.

Comparison of Latanoprost and Timolol from Pooled Data of Three Registration Trials

Source: Hedman and Alm (Eur J Ophthalmol 2000; 10:95-104)

We believe the ability of Rhopressa™ to maintain a consistent IOP-lowering effect on baseline IOP will place Rhopressa™ in a favorable competitive position relative to current PGA and non-PGA products because a significant majority of glaucoma patients have baseline IOPs of 26 mmHg or below at the time of diagnosis. Results from a large epidemiological survey published in 1991, the Baltimore Eye Survey, demonstrated that greater than 78% of patients have unmedicated baseline IOPs of 26 mmHg or below when first diagnosed with glaucoma.

Prevalence of Glaucoma by Baseline IOP at the Time of Diagnosis

Adapted from Baltimore Eye Survey in which 10,444 subjects were screened for the prevalence of Open-Angle Glaucoma (OAG)

Furthermore, in the Tajimi Study carried out in Japan in 2000 and 2001, 92% of patients with primary open-angle glaucoma were found to have IOPs of 21 mmHg or less at the time of diagnosis. In this study, 3,870 randomly selected residents of the city of Tajimi were screened for primary open-angle glaucoma.

RhopressaTM Phase 2a Efficacy Results

In August 2012, we completed a 7-day Rhopressa™ Phase 2a clinical trial. This trial included 85 patients who were treated once-daily with Rhopressa™ 0.01%, Rhopressa™ 0.02%, Rhopressa™ 0.04% or the vehicle of Rhopressa™. “Vehicle” refers to the formulation without the active ingredient. Baseline IOP was measured prior to treatment. IOP was measured following seven days of dosing at 8 a.m., 10 a.m., 12 p.m. and 4 p.m. The primary efficacy endpoint for this Phase 2a clinical trial was the mean diurnal IOP (which refers to the average of mean IOPs measured at 8 a.m., 10 a.m., 12 p.m. and 4 p.m.) across subjects within each treatment group on day eight. We observed statistically significant decreases in mean diurnal IOP in all Rhopressa™ treatment groups following seven days of dosing compared to unmedicated baseline. Additionally, each concentration of Rhopressa™ was shown to be statistically superior to the vehicle following seven days of dosing with p-values ranging from 0.018 to <0.001.

RhopressaTM Phase 2 Safety Data

In our 7-day Phase 2a and 28-day Phase 2b clinical trials for Rhopressa™ a total of 209 patients were exposed to Rhopressa™. In these trials, Rhopressa™ was well tolerated. The main adverse event was transient hyperemia, or asymptomatic redness of the eye, with all hyperemia scored as mild or moderate. This cosmetic tolerability finding is based on the MOA of the drug, which induces a transient dilation of small blood vessels located over the sclera, or white part of the eye.

The biomicroscopy findings in the Phase 2b trial for the vast majority of patients who experienced ocular hyperemia were mild and transient, and there were no observations of severe ocular hyperemia. Biomicroscopy refers to the observation by a masked examiner of the anterior part of the eye. On day 28 at 8 a.m., mild and moderate conjunctival hyperemia was observed in 18% and 24% of patients in the Rhopressa™ 0.01% and 0.02% treatment groups, respectively, and in 11% of patients in the latanoprost group. The incidence of conjunctival hyperemia decreased throughout the study for Rhopressa™ and increased for latanoprost.

Published data indicate that latanoprost generates the lowest rate of hyperemia among the commonly prescribed PGAs. In a study that compared the relative frequency of hyperemia for bimatoprost, travaprost and latanoprost after 12 weeks of treatment, the largest proportion of patients reporting redness was found in the bimatoprost group with 35%, followed by the travoprost and latanoprost groups with 27% and 16%, respectively.

RhopressaTM Comparison to AR-12286

We have analyzed our clinical and preclinical data for Rhopressa™, the lead candidate from our ROCK/NET inhibitor class, relative to our clinical and preclinical data for AR-12286, our ROCK-selective compound that we were previously evaluating for further clinical development in addition to Rhopressa™. We conducted similarly designed 28-day Phase 2 clinical trials for each of Rhopressa™ and AR-12286, the comparative results of which are presented in the chart below. Rhopressa™ 0.02% maintained stable efficacy on day 28 relative to day seven in its 28-day Phase 2 clinical trial. In contrast, AR-12286 0.5% lost 1.4 mmHg of IOP-lowering efficacy from day seven to day 28 in its 28-day Phase 2 clinical trial.

IOP-Lowering Effect of RhopressaTM and AR-12286

at 8 a.m. on Days 7, 14 and 28

We subsequently completed a three-month Phase 2 clinical trial for AR-12286, for which data were available in June 2013. This trial confirmed the trend observed in the 28-day trial discussed above. In the three-month trial, the efficacy of AR-12286 continued to decline over the trial period such that it failed to meet its primary efficacy endpoint, non-inferiority to timolol.

Our lead product candidate, Rhopressa™, has a number of characteristics that distinguish it from AR-12286. Rhopressa™ lowers IOP by inhibiting both ROCK and NET, whereas AR-12286 inhibits only ROCK. In addition, the active ingredient in Rhopressa™, AR-13324, has a unique chemical composition that was specifically designed to allow maximal efficacy of the drug in the eye. Enzymatic conversion of AR-13324 produces two separate molecules, one of which is approximately ten times more potent at inhibiting ROCK than AR-12286. The more potent ROCK inhibition provided by Rhopressa™, as well as its ability to inhibit NET, contributes to its greater efficacy and longer duration of effect relative to AR-12286.

In addition, the analyses of our data suggest that there is a secondary signaling pathway that is activated by a protein called PKC that also leads to contraction of the TM. Our preclinical analyses show that AR-13324 is a potent inhibitor of both ROCK and PKC, whereas AR-12286 is a potent inhibitor of ROCK but not of PKC. We believe that the ability of AR-13324 to inhibit both the primary, ROCK, and the secondary, PKC, signaling pathways that lead to TM cell contraction contributes to the ability of Rhopressa™ to maintain its efficacy over time.

Furthermore, in a six-month toxicology study with exaggerated dosing of AR-12286, lens opacities, otherwise known as cataracts, were observed in rabbit eyes beginning at three months. In a similar six-month toxicology study with exaggerated dosing of Rhopressa™, no adverse lens effects were observed.

As a result of these observations, in June 2013, we selected Rhopressa™ for advancement to Phase 3 clinical development and discontinued development of AR-12286 and its related fixed-dose combination product PG286.

RhopressaTM Phase 1 Pharmacokinetic Study Results

In January 2014, we reported top-line results from our recently completed Phase 1 PK study, in which Rhopressa™ eye drops were administered once daily to 18 healthy individuals over an eight-day period to assess systemic exposure to the drug. In addition, the drug’s effect on IOP was measured. All study subjects had normotensive IOPs in the range of 12 to 21 mmHg, with an average diurnal IOP for the group of approximately 16 mmHg prior to dosing. The PK study demonstrated very low systemic exposure to Rhopressa™, with blood levels at or below the limit of detection of 0.1 ng/mL at all time points, and no drug-related effects on systemic safety parameters such as blood pressure and heart rate. Of particular importance to the product’s efficacy profile, the subjects’ average diurnal IOP decreased by approximately 5 mmHg, or more than 30%, to approximately 11 mmHg after the eight days of dosing. The completion of the PK study is an important step in preparing for our two planned Phase 3 registration trials of Rhopressa™, which are expected to begin in early third quarter 2014.

RhopressaTM Preclinical in Vivo Study Results

We believe that the strong IOP-lowering effect of Rhopressa™ at lower baseline IOPs, and its consistent IOP-lowering effect across all tested baseline IOPs, are due in part to the ability of Rhopressa™ to lower EVP, which accounts for approximately half of IOP in normotensive individuals. This is an MOA that we believe further differentiates Rhopressa™ from currently marketed PGA and non-PGA products. The EVP-lowering effect of Rhopressa™ was demonstrated in a preclinical in vivo rabbit study sponsored by Aerie, the results of which we reported in February 2014. In this study, Rhopressa™ demonstrated statistically significant reductions in EVP and IOP following the third daily dose. EVP decreased by 35% relative to baseline, and IOP was reduced by 39%. Based on these study results, it was estimated that up to 42% of the reduction in IOP caused by Rhopressa™ was due to the reduction in EVP.

RhopressaTM Development Strategy

Registration trials for Rhopressa™ are expected to begin in early third quarter 2014 upon completion of three-month interim study reports from our six-month and nine-month Phase 3-enabling ocular toxicology studies. The Rhopressa™ doses and dosing frequencies being tested in these studies have previously been shown to be well tolerated in 28-day and six-month ocular toxicology studies. We plan to run two pivotal trials that will include at least 1,200 patients in total. The entry criteria for our Phase 3 trials are planned to include a minimum IOP of 21 mmHg and a maximum of 26 mmHg. Based on discussions with the FDA, we believe that the planned entry criteria for our Phase 3 trials are acceptable to the FDA and will not impact the product label. The entry criteria for our Phase 2 trials were 22 to 36 mmHg. Lowering the IOP entry criteria for our Phase 3 trials will increase the representation of patients with moderately elevated IOPs in the trials and thereby provide a more representative cross-section of the glaucoma patient population. The registration trials will be non-inferiority trials comparing Rhopressa™ 0.02% taken once daily in the evening to twice-daily timolol, the standard comparator for glaucoma registration trials and also the most widely prescribed non-PGA glaucoma drug. Phase 3 efficacy results will be determined after three months of treatment and safety results will be analyzed and submitted following 12 months of treatment. Assuming we commence the Phase 3 trials in early third quarter 2014 and fully enroll the trials within our anticipated timeframe, we would expect efficacy data from the two trials in mid-2015 and, if the results of the Phase 3 trials are positive, that we would make a new drug application, or an NDA, filing by mid-2016. We intend to explore the potential for priority review with the FDA, although there can be no assurance that such priority review will be granted by the FDA.

Quadruple-Action RoclatanTM

Our once-daily, quadruple-action product candidate Roclatan™ is a combination of our triple-action compound AR-13324, the active ingredient in Rhopressa™, formulated with latanoprost in a single eye drop. If approved, we believe that Roclatan™ would be the first glaucoma product to lower IOP through all currently known MOAs:

•	increasing fluid outflow through the TM, the eye’s primary drain,

•	reducing fluid production in the eye,

•	reducing EVP, and

•	through the MOA of latanoprost, increasing fluid outflow through the uveoscleral pathway, the eye’s secondary drain.

Quadruple-action Roclatan™ has been tested in a preclinical primate model to assess its effectiveness at lowering IOP. The graph below presents the data from dosing Roclatan™ and latanoprost once daily for three days (at hours 0, 24 and 48). The results of the study show that at all time points measured, Roclatan™ reduced IOP substantially more than latanoprost alone. No IOP measurements were taken on day two of the study between hours 24 and 48.

*	SEM refers to Standard Error of the Mean.

In addition, we have established human proof of concept in prior ROCK inhibitor/PGA combination trials with our discontinued PG286 product, which demonstrated significant IOP lowering beyond the PGA alone at 28 days.

We believe Roclatan™, if approved, would be the only glaucoma product that covers the full spectrum of currently known IOP-lowering MOAs, giving it the potential to provide a greater IOP-lowering effect than any currently marketed glaucoma product. Therefore, we believe Roclatan™ could compete with both PGA and non-PGA therapies for patients requiring maximal IOP lowering, including those with IOPs above 26 mmHg and those who present with significant disease progression despite currently available therapies.

RoclatanTM Development Strategy

In light of the clinical experience with Rhopressa™ to date and the extensive clinical experience with latanoprost, which has been used in patients for approximately 20 years, we advanced Roclatan™ directly into a Phase 2b clinical trial in January 2014. Roclatan™ is covered by the investigational new drug application, or IND, for Rhopressa™. We have 28-day toxicology data to support a 28-day clinical trial. The process followed for the Phase 2b clinical trial is consistent with normal FDA guidelines, including the submission of the protocol to the FDA. The trial is a randomized, controlled 28-day trial in approximately 300 patients. The trial is designed to measure the efficacy of two concentrations of Roclatan™ (with AR-13324 0.01% or 0.02% concentrations) compared to latanoprost and Rhopressa™ 0.02%, all dosed once daily. The efficacy endpoint is superiority of Roclatan™ to each of its components. We expect the results of this Phase 2b trial in early third quarter 2014. The Phase 3 registration trial for Roclatan™ is expected to mirror the Phase 2b trial but with three-month efficacy and a 12-month safety trial, and will only test one concentration of Roclatan™.

Second-Generation AR-13533

In addition to our primary product candidates, Rhopressa™ and Roclatan™, we are in the preclinical development stage with AR-13533, our second-generation ROCK/NET inhibitor. AR-13533 does not require enzymatic conversion in the eye to deliver maximal ROCK inhibitor activity, and therefore AR-13533 may provide additional IOP-lowering effect in patients beyond that obtained with Rhopressa™. We have not submitted an IND for AR-13533 to the FDA and there can be no assurance that an IND will be submitted.

Our Strategy

Our goal is to be a leader in the discovery, development and commercialization of innovative pharmaceutical products for the treatment of patients with glaucoma and other diseases of the eye. We believe our product candidates have the potential to address many of the unmet medical needs in the glaucoma market. Key elements of our strategy are to:

Advance the development of our product candidates to approval. Based on the results from our Phase 2b clinical trial for triple-action Rhopressa™, we plan to proceed into Phase 3 registration trials for this drug in early third quarter 2014. In January 2014, we initiated a Phase 2b clinical trial for Roclatan™, our quadruple-action combination of Rhopressa™ and latanoprost and, over the longer term, we plan to evaluate opportunities associated with preclinical-stage AR-13533, our second-generation ROCK/NET inhibitor.

Establish internal sales capabilities to commercialize our product candidates in the United States. We own worldwide rights to all indications for our product candidates and we plan to retain U.S. commercialization rights. Ultimately, if our product candidates are approved, we plan to build a commercial team of approximately 100 sales representatives. We expect our sales organization to target approximately 10,000 high prescribing eye-care professionals throughout the United States.

Explore partnerships with leading pharmaceutical and biotechnology companies to maximize the value of our product candidates outside the United States. We currently plan to explore the licensing of commercialization rights or other forms of collaboration with qualified potential partners for the commercialization of our product candidates in certain key markets outside of the United States, including Europe, Japan and emerging markets.

Continue to leverage and strengthen our intellectual property portfolio. We believe we have a strong intellectual property position relating to our product candidates. Our intellectual property portfolio contains U.S. patents and pending U.S. and foreign patent applications related to composition of matter, pharmaceutical compositions and methods of use for our product candidates. We have patent protection for our primary product candidates in the United States through at least 2030.

Expand our product portfolio through internal discovery efforts and possible in-licensing or acquisitions of additional ophthalmic product candidates or products. We continue to seek to discover and develop new compounds in our research laboratories and employ a scientific staff with expertise in medicinal chemistry, analytical chemistry, biochemistry, cell biology, pharmacology and pharmaceutical science. In addition, we also plan to evaluate the expansion of our product portfolio through in-licensing or acquisitions of additional ophthalmic product candidates or products.

Glaucoma Overview

Glaucoma is generally characterized by relatively high IOP as a result of impaired drainage of fluid, known as aqueous humor, from the eye. The FDA recognizes sustained lowering of IOP, measured in terms of mmHg, as the primary clinical endpoint for regulatory approval, making clinical trials for this indication relatively straight-forward due to easily measured objective parameters.

In a healthy eye, aqueous humor is continuously produced and drained from the eye in order to maintain pressure equilibrium and provide micronutrients to various tissues in the eye. The normal range of IOP is generally between 10 and 21 mmHg. Several studies have demonstrated that the significant majority of glaucoma patients have IOPs below 26 mmHg at the time of diagnosis. An insufficient drainage of fluid can increase IOP above normal levels, which can eventually cause damage to the optic nerve. Once damaged, the optic nerve cannot regenerate and thus, damage to vision is permanent.

The most common form of glaucoma is open-angle glaucoma, which is characterized by abnormally high IOP as a result of impaired drainage of fluid from the eye’s primary drain, the TM. Open-angle glaucoma is a progressive disease leading to vision loss and blindness for some patients as a result of irreversible damage to the optic nerve.

Studies of the disease have demonstrated that reducing IOP in patients with glaucoma can help slow or halt further damage to the optic nerve and help preserve vision. Once diagnosed, glaucoma requires life-long treatment to maintain IOP at lower levels based on the individual patient’s risk of disease progression. Ophthalmologists will routinely determine a target IOP, which represents the desired IOP level to achieve with glaucoma therapy for an individual patient. Should the disease progress even once the initial target IOP is reached, further lowering of the IOP has been shown to help in preventing additional damage to the optic nerve and further vision loss. This may require lowering IOP until it is in the so-called “low normal range” of 12 to 14 mmHg to protect the optic nerve from further damage.

There are multiple factors that can contribute to an individual getting open-angle glaucoma, including age, family history and ethnicity. For example, there generally is a higher incidence and severity of the disease in African-American and Hispanic populations.

Some patients with high IOP are diagnosed with a condition known as ocular hypertension. Patients with ocular hypertension have high IOP without the loss of visual fields or observable damage to the optic nerve, and are at an increased risk of developing glaucoma. These patients are commonly treated in the same manner as glaucoma patients.

The following diagram illustrates how increased IOP eventually leads to increased pressure on the optic nerve, resulting in gradual loss of vision and ultimately visual disability and blindness.

The ciliary body in the eye is the tissue that produces aqueous humor, the production of which is commonly referred to as fluid inflow. The fluid leaves the eye primarily through the TM, the process of which is commonly referred to as fluid outflow. The healthy eye maintains a state of IOP homeostasis through a constant physiological process of aqueous humor production and drainage. The deteriorating function of the TM in glaucoma leads to increased resistance to fluid outflow and higher IOP. There is also a secondary drain for the fluid in the eye known as the uveoscleral pathway, which is typically responsible for approximately 20% of fluid drainage.

In addition to aqueous humor production and drainage through the TM and uveoscleral pathway, EVP plays a significant role in the regulation of IOP. EVP represents the pressure of the blood in the episcleral veins of the eye which are the site of drainage of eye fluid into the bloodstream. Historical studies have shown that EVP accounts for approximately half of IOP in normotensive subjects and approximately one-third of IOP in patients with pressures of 24 to 30 mmHg. When EVP is lowered, aqueous humor is able to flow more freely from the eye.

Patients are diagnosed through measurements of IOP using Goldmann applanation tonometry, the standard device used by clinicians to measure IOP, along with an evaluation of visual fields and observing the appearance of the optic nerve. These tests are routinely carried out by eye-care professionals. The initial treatment for patients diagnosed with open-angle glaucoma or ocular hypertension is typically a PGA eye drop. PGAs are designed to lower IOP by increasing outflow through the eye’s secondary fluid drain. An eye-care professional will then measure a patient’s response to the drug over the first few months. It has been shown that up to 50% of glaucoma patients require more than one drug to treat their IOP. This may occur as early as three to six months after initiating treatment with a PGA. The eye-care professionals may then add a second drug from one of the non-PGA classes, to be used together with the initial drug, or switch to a fixed-combination of two drugs in a single eye drop, or select an alternative single treatment. The reason so many patients eventually need more than one drug is generally considered to be a reflection of the progressive nature of the disease at the TM.

In severe glaucoma cases, patients may need to undergo an invasive surgical procedure. Trabeculectomy is the most common glaucoma-related surgical procedure, also referred to as filtration surgery, in which a piece of tissue in the drainage angle of the eye is removed, creating an opening to the outside of the eye. The opening is partially covered with a scleral flap, the white part of the eye, and the conjunctiva, the thin membrane covering the sclera. This new opening allows fluid to drain out of the eye, bypassing the clogged drainage channels of the TM to maintain a lowered IOP. Devices called shunts are used in glaucoma surgery to divert fluid in a controlled manner from the inside of the eye to the subconjunctival space bypassing the blocked TM. Generally, the shunts reduce IOP to the extent that the use of drops can be reduced, but often not completely eliminated. Many patients continue to require eye drops even following surgery.

Competition

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our experience and scientific knowledge provide us with competitive advantages, we face competition from established branded and generic pharmaceutical companies, such as Bausch + Lomb, Inc. (acquired in 2013 by Valeant Pharmaceuticals International, Inc.), Merck & Co., Inc., Novartis International AG, Allergan, Inc., Santen Inc. and smaller biotechnology and pharmaceutical companies as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat glaucoma. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of our product candidates, if approved, are likely to be efficacy, safety, convenience, price, tolerability and the availability of reimbursement from government and other third-party payors.

We expect to compete directly against companies producing existing and future glaucoma treatment products. The most commonly approved classes of eye drops to lower IOP in glaucoma are discussed below:

PGA Drug Class

•	Prostaglandin Analogues (PGAs). Most PGAs are once-daily dosed eye drops generally prescribed as the initial drug to reduce IOP by increasing fluid outflow through the eye’s secondary drain. They do not target the diseased tissue, or TM. PGAs represent approximately half of the U.S. and European prescription volume for the treatment of glaucoma.

Xalatan (latanoprost), the best-selling PGA, together with Xalacom, its fixed-combination with a beta blocker, which is not available in the United States, had worldwide peak sales of approximately $1.7 billion before its patent expired in 2012, according to publicly reported sales. The adverse effects of PGAs include hyperemia or eye redness, irreversible change in iris color, discoloration of the skin around the eyes, and droopiness of eyelids caused by the loss of orbital fat. PGAs should be used with caution in patients with a history of intraocular inflammation.

Non-PGA Drug Class

•	Beta Blockers. Beta blockers, with their MOA designed to inhibit aqueous production, are one of the oldest approved drugs for the lowering of IOP. The most commonly used drug in this class is timolol. Beta blockers are less effective than PGAs in terms of IOP lowering and are typically used twice daily. Beta blockers are the most commonly used non-PGA drug. They are used as an initially prescribed monotherapy and as an adjunct therapy to PGAs when the efficacy of PGAs is insufficient. Beta blocker eye drops have contraindications in their label as a result of systemic exposure from topical application of the eye drops, potentially leading to cardio-pulmonary events such as bronchospasm, arrhythmia and heart failure.

•	Carbonic Anhydrase Inhibitors. Carbonic anhydrase inhibitors, with their MOA designed to inhibit aqueous production, are less effective than PGAs and are required to be dosed three times daily in order to obtain the desired IOP lowering. In published clinical studies of carbonic anhydrase inhibitors, the most frequently reported adverse events reported were blurred vision and bitter, sour or unusual taste. Carbonic anhydrase inhibitors are sulfonamides and, as such, systemic exposure increases risk of adverse responses such as Stevens Johnson syndrome and blood dyscrasias.

•

Alpha Agonists. Alpha agonists, with their MOA designed to inhibit aqueous production plus have an effect on uveoscleral outflow, are less effective than PGAs and need to be dosed three times daily in order to obtain the desired IOP lowering. In clinical studies, the most frequently reported adverse reactions that occurred in individuals receiving brimonidine ophthalmic solution, a commonly prescribed alpha agonist, included allergic conjunctivitis, conjunctival hyperemia, eye pruritus, burning sensation, conjunctival folliculosis, hypertension, ocular allergic reaction, oral dryness and visual disturbance.

Despite their modest efficacy, safety and tolerability profiles, the requirement for two to three doses per day, and the fact that they do not target the diseased tissue in glaucoma, the beta blocker, carbonic anhydrase inhibitor and alpha agonist products account for up to half of the total prescription volume for the treatment of glaucoma based on historical prescription patterns, with beta blocker timolol being the most widely prescribed non-PGA drug. This is driven by the PGA products not being sufficiently effective as monotherapy for up to half of all glaucoma patients. Among the non-PGA drug classes, brands such as Allergan’s Alphagan / Combigan franchise generated combined global revenues in 2012 of over $420 million, and prior to the introduction of generics, the branded beta blockers and carbonic anhydrase inhibitors generated peak annual product revenues of over $400 million. Despite targeting the secondary drain and not the diseased TM, and despite cosmetic side effects, Xalatan (latanoprost), the best-selling PGA, and Xalacom, its fixed-combination with a beta blocker, which is not available in the United States, generated peak annual global revenues of approximately $1.7 billion prior to the introduction of its generic equivalents. Fixed-combination glaucoma products are currently marketed in the United States, including Cosopt, the combination of a beta blocker with a carbonic anhydrase inhibitor, and Combigan, the combination of a beta blocker with an alpha agonist. In April 2013, Alcon announced FDA approval of Simbrinza, a fixed-dose combination of brinzolamide, a carbonic anhydrase inhibitor, and brimonidine tartrate, an alpha agonist, which requires dosing three times per day. There are no fixed-combinations of PGAs with other glaucoma drugs currently available in the United States.

In addition to demonstrating suboptimal efficacy and safety profiles, many of the older glaucoma drugs are associated with compliance issues. For example, non-compliance can result from the difficulty of administering multiple eye drops in a single day. Challenges such as this are magnified for elderly patients, who constitute a large and growing proportion of the glaucoma population.

Administering multiple eye drops two or three times daily also increases exposure of patients to the preservatives in eye drops. Over time, this increased exposure may lead to damage to the surface of the cornea resulting in discomfort and symptoms of dry eye disease.

New eye drops for the treatment of glaucoma continue to be developed by our competitors. The following table outlines publicly disclosed development programs for the treatment of glaucoma of which we are aware.

Brand	New PGA*	Trial Stage
BOL-303259 (Bausch + Lomb)	NO-donating latanoprost (qd)	Phase 3
DE-117 (Santen)	EP2 agonist (qd)	Phase 2a
ONO-9054 (Ono)	FP/EP3 agonist (qd)	Phase 1

Brand	New non-PGA*	Trial Stage
Rhopressa™ (Aerie)	ROCK/NET inhibitor (qd)	Phase 2b
K-115 (Kowa)	ROCK inhibitor (bid)	Phase 3 (Japan)
AMA0076 (Amakem)	ROCK inhibitor (bid)	Phase 2a
INO-8875 (Inotek)	Adenosine-A1 agonist (bid)	Phase 2
OPA-6566 (Acucela)	Adenosine-A2a receptor (bid)	Phase 1/2
SYL040012 (Sylentis)	RNAi beta blocker (bid)	Phase 2

*	References to “qd” are to once daily-dosed products, and “bid” are to twice-daily products.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. In early 2013, Sucampo Pharmaceuticals, Inc. commercially relaunched Rescula, a twice-daily dosed PGA, with the claim that it reduces elevated IOP by increasing the outflow of aqueous humor through the TM. In addition, early-stage companies that are also developing glaucoma treatments, such as Inotek Pharmaceuticals, which is developing an adenosine receptor agonist, may prove to be significant competitors. We expect that our competitors will continue to develop new glaucoma treatments, which may include eye drops, oral treatments, surgical procedures, implantable devices or laser treatments. Alternative treatments beyond eye drops continue to develop.

Other early-stage companies may also compete through collaborative arrangements with large and established companies. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer adverse effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors encourage the use of generic products. Our industry is highly competitive and is currently dominated by generic drugs, such as latanoprost and timolol, and additional products are expected to become available on a generic basis over the coming years. If any of our product candidates are approved, we expect that they will be priced at a premium over competitive generic products and consistent with other branded glaucoma drugs.

Manufacturing

AR-13324, the active ingredient in Rhopressa™, is a small molecule and capable of being manufactured in reliable and reproducible synthetic processes from readily available starting materials. We believe the chemistry used to manufacture AR-13324 and Rhopressa™ is amenable to scale up and does not require unusual equipment in the manufacturing process. We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We currently rely on third-party manufacturers to produce the active pharmaceutical ingredient and final drug product for our clinical trials. We manage such production with all our vendors on a purchase order basis in accordance with applicable master service and supply agreements. We do not have long-term agreements with any of these or any other third-party suppliers. Latanoprost, used in the manufacture of Roclatan™, is available in commercial quantities from multiple reputable third-party manufacturers. We intend to procure quantities on a purchase order basis for our clinical and commercial production. If any of our existing third-party suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might experience a delay in our ability to obtain alternative suppliers. We also do not have any current contractual relationships for the manufacture of commercial supplies of our product candidates if they are approved. With respect to commercial production of our potential products in the future, we plan on outsourcing production of the active pharmaceutical ingredients and final drug product manufacturing if they are approved for marketing by the applicable regulatory authorities.

We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities. However, should a supplier or manufacturer on which we have relied to produce a product candidate provide us with a faulty product or such product is later recalled, we would likely experience delays and additional costs, each of which could be significant.

Intellectual Property

We have obtained patent protection for our primary product candidates, Rhopressa™ and Roclatan™ (patent protection for Roclatan™ arises from the patent protection we have secured for Rhopressa™), in the United States and are seeking patent protection in a number of foreign jurisdictions for these product candidates. We intend to maintain and defend our patent rights to protect our technology, inventions, processes and improvements that are commercially important to the development of our business. We cannot be sure that any of our existing patents or patents we obtain in the future will be commercially useful in protecting our technology. We cannot be sure that our patents will issue on any of our pending patent applications or patent applications we file in the future. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, see “Risk Factors—Risks Related to Intellectual Property.”

Our intellectual property consists of issued patents, and pending patent applications for compositions of matter and methods of use, for our product candidates and other proprietary technology. For our primary product candidates Rhopressa™ and Roclatan™, we hold U.S. Patent 8,450,344, which is scheduled to expire in 2026, and U.S. Patent 8,394,826, which is scheduled to expire in 2030, each of which has composition of matter and method use of claims for composition of matter. We hold additional patents for other ROCK Inhibitor molecules.

We have established and continue to build proprietary positions for our product candidates and related technology in the United States and other jurisdictions. As of December 31, 2013, we had nine United States or foreign issued patents that cover previously discontinued product candidates and 33 U.S. patent applications or foreign national patent applications that, if patents were to issue based on the existing claims, would cover various aspects of our current and previously discontinued product candidates.

Aerie® is a registered trademark of ours and we have applications pending from the U.S. Patent and Trademark Office, or USPTO, for the registration of our trademarks Rhopressa™ and Roclatan™.

In October 2012, our board of directors authorized the divestiture of certain non-core intellectual property relating to implantable ophthalmic devices for future development by Novaer Holding, Inc., or Novaer, an independent company. In addition, as part of this transaction, we also licensed the non-ophthalmic rights to our intellectual property portfolio to Novaer. See Note 13 to our audited financial statements appearing elsewhere in this report.

On September 6, 2013, we terminated our agreement to exclusively license to Novaer our intellectual property for non-ophthalmic indications. No consideration, or future obligation thereof, was exchanged in connection with this termination. Since September 6, 2013, we own all of the worldwide rights to our current product candidates for all indications, both ophthalmic and non-ophthalmic.

Regulatory Matters

FDA Regulation and Marketing Approval

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions and non-approval of product candidates. These sanctions could include the imposition by the FDA or an Institutional Review Board, or IRB, of a clinical hold on trials, the FDA’s refusal to approve pending applications or related supplements, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, restitution, disgorgement, civil penalties or criminal prosecution. Such actions by government agencies could also require us to expend a large amount of resources to respond to the actions. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products.

These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, post-approval monitoring, advertising, promotion, sampling and import and export of our products. Our drugs must be approved by the FDA through the NDA process before they may be legally marketed in the United States. See “—The NDA Approval Process” below.

The process required by the FDA before drugs may be marketed in the United States generally involves the following:

•	completion of non-clinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices or other applicable regulations;

•	submission of an IND, which allows clinical trials to begin unless FDA objects within 30 days;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses conducted in accordance with FDA regulations, Good Clinical Practices, or GCP, which are international ethical and scientific quality standards meant to assure the rights, safety and well-being of trial participants are protected and to define the roles of clinical trial sponsors, administrators, and monitors;

•	pre-approval inspection of manufacturing facilities and clinical trial sites; and

•	FDA approval of an NDA, which must occur before a drug can be marketed or sold.

IND and Clinical Trials

Prior to commencing the first clinical trial, an initial IND, which contains the results of preclinical tests along with other information, such as information about product chemistry, manufacturing and controls and a proposed protocol, must be submitted to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the conduct of the clinical trial. In such a case, the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. A separate submission to the existing IND must be made for each successive clinical trial to be conducted during product development. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. Informed written consent must also be obtained from each trial subject. Regulatory authorities, including the FDA, an IRB, a data safety monitoring board or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk or that the clinical trial is not being conducted in accordance with FDA requirements.

For purposes of NDA approval, human clinical trials are typically conducted in sequential phases that may overlap:

•	Phase 1—the drug is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. These trials may also provide early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well- controlled and scientifically valid Phase 2 clinical trials.

•	Phase 2—trials are conducted in a limited number of patients in the target population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. Throughout this report, we refer to our initial Phase 2 clinical trials as “Phase 2a clinical trials” and our subsequent Phase 2 clinical trials as “Phase 2b clinical trials.”

•

Phase 3—when Phase 2 evaluations demonstrate that a dosage range of the product appears effective and has an acceptable safety profile, and provide sufficient information for the design of Phase 3 registration trials, Phase 3 registration trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product labeling and approval by the FDA. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug.

All clinical trials must be conducted in accordance with FDA regulations, GCP requirements and their protocols in order for the data to be considered reliable for regulatory purposes.

An investigational drug product that is a combination of two different drugs in the same dosage form must comply with an additional rule that requires that each component make a contribution to the claimed effects of the drug product. This typically requires larger studies that test the drug against each of its components. In addition, typically, if a drug product is intended to treat a chronic disease, as is the case with our products, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. Government regulation may delay or prevent marketing of product candidates or new drugs for a considerable period of time and impose costly procedures upon our activities.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

The NDA Approval Process

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (currently exceeding $2,100,000 for fiscal year 2014) unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical, preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meetings to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 registration trial that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal safety studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with current Good Manufacturing Practice, or cGMP, requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drugs. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life.

The results of product development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept a NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA has 60 days from its receipt of an NDA to conduct an initial review to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. If the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA has agreed to specific performance goals on the review of NDAs and seeks to review standard NDAs in 12 months from submission of the NDA. The review process may be extended by the FDA for three additional months to consider certain late submitted information or information intended to clarify information already provided in the submission. After the FDA completes its initial review of an NDA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the NDA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, non-clinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the NDA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 trials may be made a condition to be satisfied for continuing drug approval. The results of Phase 4 trials can confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA now has express statutory authority to require sponsors to conduct post-marketing trials to specifically address safety issues identified by the agency. See “—Post-Marketing Requirements” below.

The FDA also has authority to require a Risk Evaluation and Mitigation Strategy, or a REMS, from manufacturers to ensure that the benefits of a drug outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the NDA submission. The need for a REMS is determined as part of the review of the NDA. Based on statutory standards, elements of a REMS may include “dear doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. These elements are negotiated as part of the NDA approval, and in some cases if consensus is not obtained until after the PDUFA review cycle, the approval date may be delayed. Once adopted, REMS are subject to periodic assessment and modification.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution, or post-marketing trial requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delay in obtaining, or failure to obtain, regulatory approval for our products, or obtaining approval but for significantly limited use, would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

The Hatch-Waxman Amendments

Under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, a portion of a product’s U.S. patent term that was lost during clinical development and regulatory review by the FDA may be restored. The Hatch-Waxman Amendments also provide a process for listing patents pertaining to approved products in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) and for a competitor seeking approval of an application that references a product with listed patents to make certifications pertaining to such patents. In addition, the Hatch-Waxman Amendments provide for a statutory protection, known as non-patent exclusivity, against the FDA’s acceptance or approval of certain competitor applications.

Patent Term Restoration

Patent term restoration can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. This period is generally one-half the time between the effective date of an IND (falling after issuance of the patent) and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, provided the sponsor acted with diligence. Patent term restorations, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended and the extension must be applied for prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug are then published in the FDA’s Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a Section VIII statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

An applicant submitting an NDA under Section 505(b)(2) of the FDCA, which permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference, is required to certify to the FDA regarding any patents listed in the Orange Book for the approved product it references to the same extent that an ANDA applicant would.

Market Exclusivity

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a Paragraph IV certification. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, who may or may not grant approval or may include in a lengthy review process.

Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA.

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such product or may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

In addition, the manufacturer and/or sponsor under an approved NDA are subject to annual product and establishment fees, currently exceeding $104,000 per product and $554,000 per establishment for fiscal year 2014. These fees are typically increased annually.

The FDA also may require post-marketing testing, also known as Phase 4 testing, REMS to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, withdrawal of approval, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Reimbursement, Anti-Kickback and False Claims Laws and Other Regulatory Matters

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the Federal Anti-Kickback Statute, the False Claims Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act (HIPAA), as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive regulatory approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-government payors.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidate, if any such product or the condition that it is intended to treat is the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidate. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

As noted above, in the United States, we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the Federal Anti-Kickback Statute, the Federal False Claims Act, and other state and federal laws and regulations. The Federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the absence of guidance in the form of regulations or court decisions, and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices and/or our future relationships with eye-care professionals might be challenged under anti-kickback laws, which could harm us. Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we plan to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject.

The Federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the Federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the Federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the Federal False Claims Act and certain states have enacted laws modeled after the Federal False Claims Act.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, beginning in 2013, a similar federal requirement will require manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.

The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by required, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, PPACA) was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•	The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services a condition for states to receive federal matching funds for the manufacturer’s covered outpatient drugs furnished to Medicaid patients. Effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits, to be phased-in by 2014. The Centers for Medicare & Medicaid Services, or CMS, have proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

•	In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

•	Effective in 2011, PPACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

•	Effective in 2011, PPACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•	Effective in 2012, PPACA required pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers are required to track this information beginning in 2013 and make their first reports in the first half of 2014. The information reported will be publicly available on a searchable website in September 2014.

•	As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•	PPACA created the Independent Payment Advisory Board, which, beginning in 2014, will have authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•	PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Many of the details regarding the implementation of PPACA are yet to be determined, and at this time, it remains unclear the full effect that PPACA would have on our business.

European Union Drug Development

In the European Union, our products will also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained, and the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trial regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. In addition, all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation is currently undergoing a revision process mainly aimed at making more uniform and streamlining the clinical trials authorization process, simplifying adverse event reporting procedures, improving the supervision of clinical trials and increasing the transparency of clinical trials.

European Union Drug Review Approval

In the European Economic Area, or EEA, which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations: the Community MA, which is issued by the European Commission through the Centralized Procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, a body of the European Medicines Agency, or the EMA, and which is valid throughout the entire territory of the EEA; and the National MA, which is issued by the competent authorities of the Member States of the EEA and only authorized marketing in that Member State’s national territory and not the EEA as a whole.

The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. The National MA is for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member state, or RMS. If the RMS proposes to authorize the product, and the other Member States do not raise objections, the product is granted a national MA in all the Member States where the authorization was sought. Before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

We had 23 full-time employees as of December 31, 2013. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Corporate and Available Information

Our principal executive offices are located at 135 US Highway 206, Suite 15, Bedminster, New Jersey 07921 and our telephone number is (908) 470-4320. We were incorporated in Delaware in June 2005. Our internet address is www.aeriepharma.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investors section of our website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.

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

Risks Related to Development, Regulatory Approval and Commercialization

We depend substantially on the success of our product candidates, particularly RhopressaTM and RoclatanTM, which are still in development. If we are unable to successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Our business and the ability to generate revenue related to product sales, if ever, will depend on the successful development, regulatory approval and commercialization of our product candidates for the treatment of patients with glaucoma, particularly RhopressaTM and RoclatanTM, which are still in development, and other potential products we may develop or license. We have invested a significant portion of our efforts and financial resources in the development of our existing product candidates. The success of our product candidates will depend on several factors, including:

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

We currently do not have any product candidates that have gained regulatory approval for sale in the United States or any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval to market each product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. RhopressaTM is planned to be advanced into Phase 3 clinical trials and RoclatanTM recently advanced into Phase 2b clinical trials. We cannot predict whether these trials and future trials will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date.

Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, we have not submitted an NDA for any of our product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA.

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

We may be unable to initiate or complete development of our product candidates on schedule, if at all. The timing for the completion of the studies for our product candidates will require funding beyond the amounts currently on our balance sheet. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of our product candidates, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Preclinical studies and clinical trials required to demonstrate the safety and efficacy of our product candidates are time consuming and expensive and together take several years or more to complete. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:

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

If the results of our clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier stage testing have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. Our trials for our primary product candidates, RhopressaTM and RoclatanTM, may not produce the results that we expect. In addition, if based on clinical results of RhopressaTM we discontinue the advancement of this product candidate, in certain circumstances we may similarly determine not to advance RoclatanTM, which combines RhopressaTM with latanoprost. Our clinical trials are also designed to test the use of RhopressaTM and RoclatanTM as a monotherapy, rather than as an add-on therapy. Accordingly, the efficacy of our primary product candidates may not be similar or correspond directly to their efficacy when used as an add-on therapy.

Several companies have previously pursued ROCK inhibitors for ophthalmic use but to date no ROCK inhibitors have been approved and most of those companies have chosen to discontinue clinical development of their ROCK inhibitors. One of our ROCK inhibitors, AR-12286, was discontinued in the clinical stage of development due to an inability to maintain its effectiveness over time. In a 28-day Phase 2b clinical trial, AR-12286 lowered IOP by 6.7 mmHg on day seven, but lowered IOP by only 5.3 mmHg on day 28. This trend continued in a follow-up three-month study. As a result, in June 2013 we discontinued any further clinical development of AR- 12286 and its fixed-dose combination product PG286. RhopressaTM showed a 0.1 mmHg change in IOP from day seven to day 28 in our Phase 2b trial, and published clinical data for other ROCK inhibitors similarly have not shown a loss of efficacy over time.

However, we have not previously conducted a three-month Phase 2b clinical trial for RhopressaTM, and therefore there can be no assurance as to the efficacy of RhopressaTM beyond 28 days. In addition, our current product candidates remain subject to the risks associated with clinical drug development as indicated above.

In February 2014, we reported the results of a recent preclinical animal study sponsored by Aerie, whereby the administration of Rhopressa™ eye drops demonstrated statistically significant reductions in EVP and IOP in rabbits following the third daily dose. Based on the results of this preclinical study, together with the consistent IOP-lowering effect of Rhopressa™ demonstrated in our clinical trials to date, we believe the reduction of EVP is an additional MOA of Rhopressa™ and Roclatan™. However, like the other differentiated MOAs of our product candidates, increasing outflow through the TM and decreasing fluid production in the eye, our product candidates’ effect on EVP has not been studied in humans and neither our planned Phase 3 registration trials for Rhopressa™ nor our ongoing Phase 2b clinical trials for Roclatan™ will be designed to demonstrate reduction of EVP or other MOAs of our product candidates. If we are not able to demonstrate to the satisfaction of the FDA and relevant non-U.S. regulators the reduction of EVP, or any of the other differentiated MOAs of our product candidates, even if we otherwise obtain regulatory approval for Rhopressa™ and Roclatan™, it could limit the types of claims we will be able to make in our marketing and labeling of these product candidates.

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

Unforeseen adverse effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. To date, the main tolerability finding of RhopressaTM has been transient hyperemia, or eye-redness. RoclatanTM combines RhopressaTM with latanoprost. The main adverse effects of latanoprost include hyperemia, irreversible change in iris color, discoloration of the skin around the eyes and droopiness of eyelids caused by the loss of orbital fat.

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

The development and commercialization of new drug products is highly competitive. We face competition from established branded and generic pharmaceutical companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat patients with glaucoma. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. In early 2013, Sucampo Pharmaceuticals, Inc. commercially relaunched Rescula, a twice-daily dosed PGA, with the claim that it reduces elevated IOP by increasing the outflow of aqueous humor through the TM. In addition, early-stage companies that are also developing glaucoma treatments may prove to be significant competitors, such as Inotek Pharmaceuticals, which is developing an adenosine receptor agonist. We expect that our competitors will continue to develop new glaucoma treatments, which may include eye drops, oral treatments, surgical procedures, implantable devices or laser treatments. Alternative treatments beyond eye drops continue to develop. For example, although surgical procedures are currently used in severe cases, less invasive procedures are currently under development and we expect that we will compete with other companies that develop implantable devices or other products or procedures for use in the treatment of glaucoma.

Following the recent discovery of EVP as an additional MOA that we reported in February 2014, we believe Rhopressa™, if approved, will compete against PGAs where patients have low to moderately elevated IOPs at the time of diagnosis. While our Phase 2b clinical trial demonstrated statistical non-inferiority of Rhopressa™ to the leading PGA latanoprost in the sub-group with moderately elevated IOP, our planned Phase 3 registration trials for Rhopressa™ will not include a PGA as a comparator. Furthermore, we plan to limit our Phase 3 registration trials for Rhopressa™ to patients with IOPs between 21 and 26 mmHg, and our Phase 2b clinical trial for Rhopressa™ did not include patients with IOPs outside of the range from 22 to 36 mmHg. Accordingly, no patients with low-tension glaucoma have been or will be included in these clinical studies, and our expectations with respect to subjects with low IOP are based to a large extent on extrapolation of results for subjects with moderately elevated IOP. Even if our product candidates were to obtain regulatory approval, if we are unable to support claims about our product candidates to the satisfaction of the FDA and relevant non-U.S. regulators, including claims with respect to the efficacy of our product candidates compared to PGAs and for patients with low IOP, it could limit the types of claims we will be able to make in our marketing and product labeling, which could adversely affect our ability to compete effectively.

Other early-stage companies may also compete through collaborative arrangements with large and established companies. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer adverse effects, are more convenient or are less expensive than our potential products. We expect that our ability to compete effectively will depend upon, among other things, our ability to:

•	successfully complete clinical trials and obtain all requisite regulatory approvals in a timely and cost- effective manner;

•	obtain and maintain patent protection and non-patent exclusivity for our products and otherwise prevent the introduction of generics of our products;

•	attract and retain key personnel;

•	build an effective selling and marketing infrastructure;

•	demonstrate the advantages of our product candidates compared to alternative therapies, including currently marketed PGA and non-PGA products;

•	compete against other products with fewer contraindications; and

•	obtain and sustain adequate reimbursement from third-party payors.

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

•	the market price, affordability and patient out-of-pocket costs of our potential products relative to other available products, which are predominantly generics;

•	the effectiveness of our potential products as compared with currently available products;

•	patient willingness to adopt our potential products in place of current therapies;

•	varying patient characteristics including demographic factors such as age, health, race and economic status;

•	changes in the standard of care for the targeted indications for any of our product candidates;

•	the prevalence and severity of any adverse effects;

•	limitations or warnings contained in a product candidate’s FDA-approved labeling;

•	limitations in the approved clinical indications and MOAs for our product candidates;

•	relative convenience and ease of administration;

•	the strength of our selling, marketing and distribution capabilities;

•	the quality of our relationship with patient advocacy groups;

•	sufficient third-party coverage or reimbursement; and

•	potential product liability claims.

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

In the United States, we are subject to various federal and state healthcare “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended, among other things, to reduce fraud and abuse in federal and state healthcare programs. The Federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the Federal Anti-Kickback Statute. The Federal False Claims Act prohibits anyone from, among other things, knowingly presenting or causing to be presented for payment to the government, including the federal healthcare programs, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Many states have similar false claims laws. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks have resulted in the submission of false claims to governmental healthcare programs. Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services to obtain money or property of any healthcare benefit program. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the Federal False Claims Act as well as under the false claims laws of several states.

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

In the United States, the MMA changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly by establishing Medicare Part D and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs under Medicare Part B. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class under the new Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that we receive for any of our approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” or AMP, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates, which previously had been payable only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the United States, such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. For example, pharmaceutical companies are required to track certain payments made to physicians, with the first reports due in the first half of 2014 and the reported information to be made publicly available on a searchable website beginning in September 2014. We will not know the full effects of PPACA until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the full effect of PPACA, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.

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

Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping, submission of safety and other post- market approval information, importation and exportation. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and EMA, requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, we and our potential future contract manufacturers will be subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work will be required to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and EMA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our potential products. Promotional communications with respect to prescription drugs also are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Accordingly, once approved, we may not promote our products, if any, for indications, uses or claims for which they are not approved.

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

Our product candidates are designed to be once-daily dosed ROCK inhibitor eye drops to be applied topically to lower IOP for the treatment of glaucoma through various MOAs. Accordingly, increased sales for one of our potential products may negatively impact sales for our other potential products. Our commercialization strategy is unique for each of our product candidates. However, we cannot guarantee that cannibalization of sales among our potential product lines will not occur in the future. Because each of our product candidates are ROCK inhibitor eye drops designed to treat patients with glaucoma, any challenges or failures with respect to any of these potential products could negatively impact sales or the public perception of our other potential products.

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

We have incurred losses in each year since our inception in June 2005. Our net losses were $31.1 million, $15.0 million and $13.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had a deficit accumulated during the development stage of $95.1 million.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, including the completion of our IPO in October 2013, and issuance of convertible debt. Our product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.

We expect our research and development expenses to continue to be significant in connection with our ongoing and planned Phase 2 and Phase 3 clinical trials. In addition, if we obtain regulatory approval for our product candidates, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have a material adverse effect on our stockholders’ equity (deficit), financial position, cash flows and working capital.

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our primary product candidates.

Our operations have consumed substantial amounts of cash since inception. From the period from inception (June 22, 2005) to December 31, 2013, we have cumulative net cash used in operating activities of $75.3 million. In October 2013, we received net proceeds from our IPO of approximately $68.3 million, after deducting underwriting discounts and commissions and expenses. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our primary product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our drug candidates if requested by regulatory bodies, and completing the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our operations through approximately mid-2016. We expect that these funds will not be sufficient to enable us to complete all necessary development or commercially launch our current product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

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

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities, and we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, the protocols for the trial and the FDA’s regulations and international standards, referred to as GCP requirements, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Preclinical studies must also be conducted in compliance with the Animal Welfare Act requirements. Managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers.

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

Our intellectual property includes issued patents and pending patent applications for compositions of matter and methods of use. As of December 31, 2013, we own two patents in the United States and have 13 patent applications in the United States and certain foreign jurisdictions for our primary product candidates RhopressaTM and RoclatanTM. Patent protection for RoclatanTM arises from the U.S. patents that cover RhopressaTM. The two patents individually cover composition of matter and method of use. We own 14 patents and have 20 pending patent applications in the United States and certain foreign jurisdictions relating to our previously discontinued product candidates and other proprietary technology. With respect to our current product candidates, our patents are exclusively in the United States, although we have patent applications pending in the United States and certain foreign jurisdictions. See “Business—Intellectual Property” included elsewhere in this report for further information about our issued patents and patent applications.

Patents that we own or may license in the future do not necessarily ensure the protection of our intellectual property for a number of reasons, including without limitation the following:

•	our patents may not be broad or strong enough to prevent competition from other products that are identical or similar to our product candidates;

•	there can be no assurance that the term of a patent can be extended under the provisions of patent term extension afforded by U.S. law or similar provisions in foreign countries, where available;

•	our issued patents and patents that we may obtain in the future may not prevent generic entry into the U.S. market for our RhopressaTM and RoclatanTM product candidates;

•	we do not at this time own or control a granted European patent or national phase patents in any European jurisdictions that would prevent generic entry into the European market for our RhopressaTM product candidate;

•	we do not at this time own or control issued foreign patents outside of Europe that would prevent generic entry into those markets for our product candidates;

•	we may be required to disclaim part of the term of one or more patents;

•	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

•	there may be prior art of which we are aware, which we do not believe affects the validity or enforceability of a patent claim, but which, nonetheless, ultimately may be found to affect the validity or enforceability of a patent claim;

•	there may be other patents issued to others that will affect our freedom to operate;

•	if our patents are challenged, a court could determine that they are invalid or unenforceable;

•	there might be a significant change in the law that governs patentability, validity and infringement of our patents that adversely affects the scope of our patent rights;

•	a court could determine that a competitor’s technology or product does not infringe our patents; and

•	our patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations or could be subject to compulsory licensing.

If we encounter delays in our development or clinical trials, the period of time during which we could market our potential products under patent protection would be reduced.

Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of any approved products by submitting ANDAs to the FDA in which our competitors claim that our patents are invalid, unenforceable and/or not infringed.

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

Our commercial success will depend significantly on maintaining and expanding patent protection for our product candidates, as well as successfully defending our current and future patents against third-party challenges. As of December 31, 2013, we own 16 patents and have 33 pending patent applications in the United States and certain foreign jurisdictions relating to our current and previously discontinued product candidates and proprietary technology. See “Business—Intellectual Property” included elsewhere in this report for further information about our issued patents and patent applications. Our issued patents include two U.S. patents for composition of matter and method of use covering our lead product candidate, RhopressaTM. These patents also cover our other primary product candidate RoclatanTM to the extent that RhopressaTM forms a part of RoclatanTM. The remainder of our portfolio is made up of patents covering previously discontinued product candidates and pending patent applications that have not yet been issued by the USPTO, or any other jurisdiction that cover our current and previously discontinued product candidates or other proprietary technology.

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

We have recently assigned the names Rhopressa™ and Roclatan™ to our lead product candidates, with trademark applications for registration pending from the USPTO. These and any other names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt an alternative name for our product candidates. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

We are currently a small company with 23 full-time employees as of December 31, 2013. In order to commercialize our potential products, we will need to substantially increase our operations. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company. We expect to expand our employment base to approximately 300 when we are in the full commercial stages of our current potential products’ life cycle.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been, and may continue to be highly volatile.

Our stock price has been volatile. Since shares of our common stock were sold in our IPO in October 2013 at a price of $10.00 per share, our closing stock price has reached a high of $24.92 and a low of $10.40, through March 19, 2014. The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant impact on the market price of our common stock:

•	the results of our testing and clinical trials, including the results of our Phase 2b clinical trial for RoclatanTM expected in early third quarter 2014 and the results of our planned Phase 3 registration trials for Rhopressa™;

•	announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	any adverse changes to our relationship with manufacturers or suppliers;

•	the results of our efforts to acquire or license additional product candidates;

•	variations in the level of expenses related to our existing product candidates or preclinical and clinical development programs;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the U.S. equity markets;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

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

Our stock price has been volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

Our existing principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to our stockholders for approval.

Our officers and directors, and stockholders who own more than 5% of our outstanding common stock, beneficially own approximately 68.17% of our common stock as of December 31, 2013. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders may be able to determine all matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2013, we have 23,285,549 outstanding shares of common stock, of which 15,485,717 shares are currently subject to lock-up agreements with the underwriters of our IPO that restrict the stockholders’ ability to transfer shares of our common stock. These restrictions are due to expire on April 23, 2014, resulting in these shares becoming eligible for public sale beginning on that date if they are registered under the Securities Act or if they qualify for an exemption from such registration. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As of December 31, 2013, we had net operating losses of approximately $91.7 million, which may be utilized against future federal and state income taxes. These net operating losses will begin to expire at various dates beginning in 2024, if not utilized. If we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, we may be subject to annual limits on our ability to utilize net operating loss carry-forwards. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning 5% or more of our total equity value. We are not currently subject to any annual limits on our ability to utilize net operating loss carry-forwards. Our deferred tax assets have been fully offset by a valuation allowance as of December 31, 2013.

The requirements associated with being a public company require significant company resources and management attention.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, the listing requirements of the securities exchange on which our common stock is traded, and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC and NASDAQ may also impose various additional requirements on public companies. As a result, we will incur additional legal, accounting and other expenses that we did not incur as a nonpublic company, particularly after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

•

the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer; and

•	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act, and instead provide a reduced level of disclosure concerning executive compensation.

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) December 31, 2018; (ii) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is currently located in Bedminster, New Jersey, and consists of approximately 6,800 square feet of leased office space under a lease that expires on July 30, 2018. Our research and development facility is located in Research Triangle Park, North Carolina and consists of approximately 7,000 square feet of leased laboratory space under an annual lease agreement. In 2013, we opened an office in Newport Beach, California, which consists of approximately 700 square feet of leased office space. We may require additional space and facilities as our business expands.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been trading on the NASDAQ Global Market under the symbol “AERI” since our initial public offering (“IPO”) on October 25, 2013. Prior to this date, there was no public market for our common stock. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years.

On March 19, 2014, the closing price for our common stock as reported on the NASDAQ Global Market was $23.73. The following table sets forth the high and low intraday sale prices per share of our common stock for the periods indicated as reported by the NASDAQ Global Market.

	High	Low
YEAR ENDED DECEMBER 31, 2013
Fourth Quarter (beginning October 25, 2013)	$18.50	$10.25

Stockholders

As of March 19, 2014, we had 23,316,653 shares of common stock outstanding held by approximately 24 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since October 25, 2013, which is the date our common stock first began trading on the NASDAQ Global Market, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on October 25, 2013, in our common stock and in the stocks comprising each index. It also assumes reinvestment of dividends, if any. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

This performance graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Dividend Policy

In October 2012, we formed a wholly-owned entity, Novaer Holding, Inc., or Novaer, and contributed certain non-core, non-competitive intellectual property relating to certain ophthalmic implant technology, as well as an exclusive license for all of our intellectual property for non-ophthalmic indications, and $0.1 million in cash for initial funding. Our board of directors declared a dividend and distributed 100% of this entity’s equity interests to our stockholders and warrant holders of record as of September 6, 2012. The $0.1 million of cash included in the transaction was recorded as a cash dividend, as further explained in Note 13 to our audited financial statements appearing elsewhere in this report. On September 6, 2013, we terminated our agreement to exclusively license to Novaer our intellectual property for non-ophthalmic indications. No consideration, or future obligation thereof, was exchanged in connection with this termination. Since September 6, 2013, we own all of the worldwide rights to our current product candidates for all indications, both ophthalmic and non-ophthalmic.

We have not declared or paid any other cash dividends on our capital stock since our inception. We currently anticipate that we will retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, we anticipate that only appreciation of the price of our common stock, if any, will provide a return to investors for at least the foreseeable future.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this report.

Recent Sales of Unregistered Securities

In December 2012, we authorized the sale of convertible notes to related accredited investors in the aggregate principal amount of $18.0 million. As of December 31, 2012, we issued $3.0 million aggregate principal amount of notes; in March 2013, we issued $3.0 million aggregate principal amount of notes; in May 2013, we issued $4.5 million aggregate principal amount of notes; and in August 2013, we issued $4.5 million aggregate principal amount of notes. In August 2013, we amended the agreements relating to these convertible notes to authorize the sale of an additional $3.0 million of convertible notes to related accredited investors. We issued the additional $3.0 million in September 2013. Note 6 to our audited financial statements appearing elsewhere in this report further describes the attributes of these notes. In connection with the completion of our IPO, all of the convertible notes and accrued interest thereon were converted into 1,860,363 shares of our common stock on October 30, 2013.

In connection with the issuance of the aforementioned convertible notes, we concurrently granted stock purchase warrants to purchase 818,180 and 136,363 shares of our convertible preferred stock as of December 31, 2013 and 2012, respectively. Note 10 to our audited financial statements appearing elsewhere in this report further describes the attributes of these warrants. On October 24, 2013, 222,366 of the aforementioned warrants to purchase shares of our convertible preferred stock were net exercised and were subsequently automatically converted into 222,366 shares of common stock on October 30, 2013, in connection with our IPO. On October 30, 2013, 186,248 of the aforementioned warrants to purchase shares of our convertible preferred stock were net exercised and were subsequently automatically converted into 186,248 shares of common stock on October 30, 2013, in connection with our IPO. Additionally, on October 30, 2013, the 408,295 of the aforementioned warrants to purchase convertible preferred stock were converted into 408,295 warrants to purchase common stock.

During the year ended December 31, 2013, we granted stock options to purchase 2,009,551 shares of our common stock to our employees, directors and consultants pursuant to our 2005 Stock Option Plan, as amended, at a weighted-average exercise price of $3.11 per share. Additionally, 3,195 shares of common stock were issued due to exercises at a weighted-average exercise price of $0.37.

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

All certificates representing the securities issued in the transactions described above included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of such transactions.

Use of Proceeds from Registered Securities

On October 30, 2013, we completed our IPO and issued 7,728,000 shares of our common stock at an IPO price of $10.00 per share, including 1,008,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares to cover over-allotments. The shares were registered under the Securities Act on a Registration Statement on Form S-1 (Registration No. 333-191219). The Securities and Exchange Commission (the “SEC”) declared the registration statement effective on October 24, 2013. Shares of our common stock began trading on the NASDAQ Global Market on October 25, 2013. On October 30, 2013, following the sale of 7,728,000 shares of common stock, the offering terminated. RBC Capital Markets, LLC and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers and Canaccord Genuity Inc. and Needham & Company, LLC acted as co-managers for the offering.

We received net proceeds from the IPO of $68.3 million, after deducting underwriting discounts and commissions of $5.4 million and expenses of $3.6 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or their respective associates, or to our affiliates.

We have invested the net proceeds from the IPO in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on October 28, 2013 pursuant to Rule 424(b) under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods and as of the dates indicated. You should read the following selected financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our audited financial statements and the accompanying notes included elsewhere in this report. We have derived the statements of operations data for the years ended December 31, 2013, 2012 and 2011 and cumulatively, for the period from June 22, 2005 (date of inception) to December 31, 2013 and the balance sheet data as of December 31, 2013 and 2012 from our audited financial statements included in this report. We have derived the balance sheet data as of December 31, 2011 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	YEAR ENDED DECEMBER 31,			PERIOD FROM INCEPTION (JUNE 22, 2005) TO DECEMBER 31, 2013
	2013	2012	2011
	(in thousands, except share and per share amounts)
Statement of Operations and Comprehensive Loss Data:
Expenses:
General and administrative	$(10,287)	$(5,020)	$(3,521)	$(30,184)
Research and development	(11,883)	(9,273)	(10,695)	(55,032)

Loss from operations	(22,170)	(14,293)	(14,216)	(85,216)
Other income (expense), net	(8,978)	(685)	1,249	(9,720)

Net loss	$(31,148)	$(14,978)	$(12,967)	$(94,936)

Comprehensive loss	$(31,148)	$(14,978)	$(12,967)	$(94,936)

Net loss attributable to common stockholders—basic and diluted (1)	$(31,598)	$(15,643)	$(13,419)

Net loss per share attributable to common stockholders—basic and diluted (1)	$(6.38)	$(16.39)	$(14.50)

Weighted average number of common shares outstanding—basic and diluted (1)	4,955,760	954,695	925,625

	As of December 31,
	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$69,649	$2,925	$15,068
Total assets	70,458	3,219	15,458
Notes payable, net of discount, and accrued interest thereon	—	2,347	—
Warrants liability—related parties	—	2,456	1,098
Convertible preferred stock	—	60,898	60,348
Total stockholders’ equity (deficit)	66,976	(63,919)	(48,697)

(1)	Net loss attributable to common stockholders reflects the accretion on convertible preferred stock and, where applicable, preferred stock dividends. See Note 2 to our audited financial statements appearing elsewhere in this report for an explanation of the method used to calculate the basic and diluted net loss per share attributable to common stockholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in Part I, Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our lead product candidate, once-daily, triple-action RhopressaTM, completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in May 2013. We plan to commence two Phase 3 registration trials of RhopressaTM in early third quarter 2014. We are also developing a second product candidate, once-daily, quadruple-action RoclatanTM, which is a fixed-dose combination of RhopressaTM and latanoprost, the most commonly prescribed drug for the treatment of patients with glaucoma. The first patients enrolled in our Phase 2b trial of RoclatanTM were dosed in January 2014. We are focused on glaucoma because we believe our product candidates provide important new opportunities to improve the treatment of the disease.

We are developing RhopressaTM as the first of a new class of compounds that is designed to lower intraocular pressure, or IOP, in patients through novel mechanisms of action, or MOAs. RoclatanTM is designed to lower IOP through all currently known MOAs: increasing fluid outflow through the trabecular meshwork, or the TM, the eye’s primary drain, reducing fluid production in the eye, lowering episcleral venous pressure, or EVP, and, through the MOA of latanoprost, increasing fluid outflow through the uveoscleral pathway, the eye’s secondary drain.

We are a development stage company and have incurred net losses since our inception in June 2005. Our operations to date have been limited to research and development and raising capital. As of December 31, 2013, we had a deficit accumulated during the development stage of $95.1 million. We recorded net losses of $31.1 million, $15.0 million and $13.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval and preparing for potential commercialization of our product candidates.

On October 30, 2013, we completed our IPO and issued 7,728,000 shares of our common stock at an IPO price of $10.00 per share, including 1,008,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares to cover over-allotments. Our shares began trading on the NASDAQ Global Market on October 25, 2013. We received net proceeds from the IPO of approximately $68.3 million, after deducting underwriting discounts and commissions of $5.4 million and expenses of $3.6 million.

Prior to our IPO, substantially all of our operations were funded through the private placement of our equity securities and issuance of convertible promissory notes. We have raised net cash proceeds of $78.6 million from the sale of $43.8 million of convertible preferred stock and $34.8 million of convertible notes. Subsequent to their issuance, we paid $0.5 million in cash payments on the convertible notes, $16.2 million of the convertible notes were converted into shares of convertible preferred stock, which were subsequently converted into shares of common stock in connection with our IPO, and $18.0 million of the convertible notes were converted into shares of common stock in connection with our IPO. In connection with our IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock. Refer to Note 9 to our audited financial statements appearing elsewhere in this report. To date, we have not generated any revenue.

We expect our research and development expenses to increase if and when we initiate additional clinical trials for our RhopressaTM and RoclatanTM product candidates and pursue regulatory approval. As we prepare for commercialization, we will likely incur significant commercial, sales, marketing and outsourced manufacturing expenses. Since our IPO in October 2013, we are also incurring additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates.

We anticipate that we will use approximately $25.0 million and $12.4 million of the cash and cash equivalents on our balance sheet as of December 31, 2013 for direct clinical and non-clinical costs, respectively, associated with the completion of Phase 3 registration trials for our product candidate RhopressaTM. We expect to use approximately $2.5 million and $1.0 million of the cash and cash equivalents on our balance sheet as of December 31, 2013 for direct clinical and non-clinical costs, respectively, associated with the completion of the Phase 2b clinical trial for our product candidate RoclatanTM. We expect to use approximately $6.3 million for Phase 3 enabling activities for RoclatanTM. We intend to use the remainder of our cash and cash equivalents for working capital and general corporate purposes. We expect that these funds will not be sufficient to enable us to complete all necessary development or commercially launch these product candidates. Accordingly, we will be required to obtain further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

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

We expect that our general and administrative expenses will increase with the continued advancement of our product candidates and with our increased management, legal, compliance, accounting and investor relations expenses as we continue to grow. We expect these increases will likely include increased expenses for insurance, expenses related to the hiring of additional personnel and payments to outside service providers, lawyers and accountants.

Research and Development Expenses

Since our inception, we have focused on our development programs. Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense for research and development personnel;

•	expenses incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations and service providers that conduct clinical trials and preclinical studies;

•	costs associated with preclinical activities and development activities;

•	costs associated with regulatory operations; and

•	depreciation expense for assets used in research and development activities.

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

Expenses relating to activities, such as manufacturing and stability and toxicology studies, that are supportive of the product candidate itself, are classified as direct non-clinical. Expenses relating to clinical trials and similar activities, including costs associated with CROs, are classified as direct clinical. Expenses relating to activities that support more than one development program or activity such as personnel costs, stock-based compensation and depreciation are not allocated to direct clinical or non-clinical expenses and are separately classified as “unallocated.”

The following table shows our research and development expenses by type of activity for the years ended December 31, 2013, 2012 and 2011:

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
(in thousands)
Rhopressa™
Direct non-clinical	$3,410	$2,318	$2,809
Direct clinical	1,607	993	—

Total	$5,017	$3,311	$2,809
Roclatan™
Direct non-clinical	$481	$—	$—
Direct clinical	234	—	—

Total	$715	$—	$—
Discontinued product candidates:
Direct non-clinical	$596	$2,312	$4,675
Direct clinical	2,965	1,475	1,023

Total	$3,561	$3,787	$5,698
Unallocated	2,590	2,175	2,188

Total research and development expense	$11,883	$9,273	$10,695

From inception through December 31, 2013, we did not incur any direct non-clinical or direct clinical costs for AR-13533. Costs for this product candidate were primarily comprised of internal personnel costs and were included in unallocated costs. Discontinued product candidates relate to previously developed AR-12286 and related compounds, which did not meet their primary endpoints in clinical trials. We incurred direct non-clinical and direct clinical expenses for these discontinued product candidates in all periods presented.

From inception through December 31, 2013, we have incurred approximately $55.0 million in research and development expenses.

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

Other Income (Expense), Net

Other income consists of interest earned on our cash and cash equivalents as well as the net proceeds from the sale of our net operating loss tax benefits for the state of New Jersey. Interest income is not considered significant to our historical financial statements and consists of interest earned on our cash and cash equivalents. Refer to Note 3 to our audited financial statements appearing elsewhere in this report for further information.

Other expense consists of interest accrued under convertible notes, amortization of debt discounts and non-cash expense related to the conversion of convertible notes to common stock in connection with our IPO and to changes in the fair value of our warrants liability arising from the stock purchase warrants as described in Note 6 and Note 10, respectively, to our audited financial statements appearing elsewhere in this report.

Accretion of Convertible Preferred Stock

Shares of our convertible preferred stock were initially recorded on our balance sheet at their cost, less associated issuance costs. Series A-1, A-2 and A-3 of our convertible preferred stock were fully accreted as of December 31, 2012.

Our Series A-4 Convertible Preferred Stock issued on February 23, 2011, resulting from the conversion of the notes issued in 2010, was recorded at fair value. The difference between stated and fair value of $1.3 million was being accreted on a straight-line basis over the period from February 23, 2011 until the earliest redemption date, which was August 17, 2015. We determined that the straight-line method approximates the effective interest method. Accretion was recognized through the completion of our IPO.

Our Series B Convertible Preferred Stock issued on February 23, 2011 was recorded at fair value net of $1.2 million of issuance costs, which was being ratably accreted over the period from February 23, 2011 until the earliest redemption date, which was August 17, 2015. We determined that the straight-line method approximates the effective interest method. Accretion was recognized through the completion of our IPO.

Debt Discounts

Our notes payable were issued with warrant coverage. We recorded notes payable on our balance sheet net of a discount equal to the estimated fair value of the associated warrant instrument. The discount is amortized using the effective interest method over the term of the associated notes. In connection with the completion of our IPO, we recognized a loss representing the remaining unamortized discount associated with the warrant instrument.

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

Our significant accounting policies are more fully described in Note 2 to our audited financial statements included elsewhere in this report. The following accounting policies are the most critical in fully understanding and evaluating our reported financial results and affect significant judgments and estimates that we use in the preparation of our financial statements.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to CROs in connection with clinical trials; and

•	fees paid to investigative sites in connection with clinical trials.

We accrue our expenses related to clinical trials based on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct research activities and/or manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the level of effort varies from our estimate, we will adjust the accrual accordingly.

If we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. Although we do not currently anticipate the future settlement of existing accruals to differ materially from our estimates, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low for any period. There have been no material changes in estimates for the periods presented.

Fair Value Measurements

We record certain financial assets and liabilities at fair value in accordance with the provisions of ASC Topic 820 on fair value measurements. As defined in the guidance, fair value, defined as an exit price, represents the amount that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering these assumptions, the guidance defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

•	Level 1—Unadjusted quoted prices in active, accessible markets for identical assets or liabilities.

•	Level 2—Other inputs that are directly or indirectly observable in the marketplace.

•	Level 3—Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Our material financial instruments consist primarily of cash and cash equivalents, other current assets, accounts payable, accrued expenses, long-term debt and stock purchase warrant liabilities. The fair value of cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. We have historically determined the stock purchase warrants liability to be Level 3 fair value measurement.

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees ratably over the requisite service period, which in most cases is the vesting period of the award for employees, based on the estimated fair value of the awards on the date of grant. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of the awards granted to non-employees is re-measured each period until the related service is complete. Compensation expense related to restricted stock awards is based on the market value of our common stock on the grant date and is expensed ratably over the vesting period. Compensation expense for stock purchase rights under our employee stock purchase plan is measured and recognized on the date that we become contingently obligated to issue shares of our common stock and is based on the difference between the fair value of our common stock and the purchase price on such date.

Stock-based compensation expense was $2.9 million, $0.4 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had $14.3 million of unrecognized compensation expense.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

Determining the appropriate fair value measurement of stock-based awards requires the use of subjective assumptions. In the absence of a public trading market for our common stock prior to the completion of our IPO, we conducted periodic assessments of the valuation of our common stock. These assessments were completed on an annual basis for all periods prior to December 31, 2012 and on a quarterly basis beginning in 2013 through September 30, 2013. In connection with our December 31, 2012 valuation of our common stock and in preparation of the IPO, we completed a retrospective valuation for the first three quarters in 2012, as described below in “—Common Stock Valuation.” The determination of the fair value measurement of options using the Black-Scholes option pricing model is affected by our estimated common stock fair values as well as assumptions regarding a number of other subjective variables. These other variables include the expected term of the options, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.

We estimated the fair value of stock options at the grant date using the following assumptions:

•	Fair Value of our Common Stock. For all stock options granted after the completion of our IPO, the fair value for our underlying common stock is determined using the closing price on the date of grant as reported on the NASDAQ Global Market. For all stock options granted prior to the completion of our IPO, the fair value for our underlying common stock was estimated as discussed in “—Common Stock Valuations” below.

•	Volatility. We calculate expected volatility based on reported data for a selected group of similar publicly traded companies, or guideline peer group, for which the relevant historical information is available. We selected representative companies from the pharmaceutical industry with similar characteristics to us, including stage of product development and therapeutic focus. We will continue to use the guideline peer group volatility information until relevant historical volatility data for our common stock is available to measure expected volatility for future option grants.

•	Expected Term. We used the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as we do not have sufficient historical exercise and post-vesting termination data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.

•	Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to exercise.

•	Forfeiture. Forfeitures are estimated such that we only recognize expense for the shares expected to vest, and adjustments are made if actual forfeitures differ from those estimates. We estimate our annual forfeiture rates based on our historical analysis of actual stock option forfeitures and our future expectations.

•	Dividend Yield. Except for a one-time cash dividend related to the spin-off of certain non-core intellectual property (further described in Note 13 to our audited financial statements appearing elsewhere in this report), we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised.

Common Stock Valuations

For all stock options granted prior to our IPO, our common stock valuations were determined by our board of directors in its sole discretion based on recommendations from management and taking into account advice and assistance provided by third-party valuation consultants engaged to assist us in connection with such valuations. All options granted were intended to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. All stock awards previously granted or to be granted in the future were or are expected to be exercisable at the grant date value. The valuations of our common stock were determined utilizing guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, referred to as the AICPA Practice Aid. The methodologies used to determine fair value of our common stock included estimating the fair value of the enterprise and then allocating this value to all classes of equity securities using the option pricing method.

The assumptions used in the valuation models that ultimately determined the fair value of our common stock as of the valuation date were based on numerous objective and subjective factors combined with management judgment, including the following:

•	progress of research and development activities, including milestones achieved;

•	sale of our convertible preferred stock in arm’s length transactions, and the rights, preferences and privileges of that preferred stock relative to our common stock;

•	our operating and financial performance;

•	our business strategy, including material risks related to our business;

•	likelihood of achieving a liquidity event for our stockholders; and

•	external market conditions affecting the life sciences and pharmaceutical industry sectors.

The following table presents the grant dates and number of shares of options or restricted stock that we granted between January 1, 2012 and December 31, 2013 along with the corresponding exercise price for each option grant and the fair value per share utilized to calculate stock-based compensation expense.

DATE OF GRANT	EQUITY TYPE	NUMBER OF SHARES UNDERLYING AWARDS GRANTED	EXERCISE PRICE PER OPTION	COMMON STOCK FAIR VALUE PER SHARE ON GRANT DATE
1/1/2012 (1)	Common Stock Option	154,000	$1.44	$1.47
2/1/2012	Common Stock Option	8,800	1.47	1.47
3/29/2012	Common Stock Option	56,000	1.47	1.47
6/1/2012	Common Stock Option	800	1.47	1.47
6/26/2012	Common Stock Option	800	1.47	1.47
9/6/2012	Common Stock Option	9,000	1.47	1.47
10/15/2012 (1)	Common Stock Option	345,000	1.47	2.90
3/21/2013 (2)	Common Stock Option	304,800	2.90	2.90
3/21/2013 (2)	Restricted Common Stock	371,034	N/A	2.90
8/26/2013	Common Stock Option	330,453	3.15	10.00	(4)
9/12/2013 (3)	Common Stock Option	1,374,299	3.15	10.00	(4)

(1)	Refer to “Retrospective 2012 Valuations” section below for additional information. In addition, in March 2013 this grant was amended. Please see “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” for additional information.
(2)	Refer to “Retrospective 2012 Valuations” section below for additional information. Please see “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” for additional information.
(3)	On September 12, 2013, our board of directors authorized an aggregate of 1,374,299 common stock option grants, consisting of 1,142,299 to executive officers and employees, 208,000 to members of the board of directors and 24,000 to third-party consultants.
(4)

We assessed the fair value of our common stock subsequent to the grant date of these awards. In the context of our IPO, we determined that the probability of the conversion of preferred stock into common stock, based on the consent from the holders of the requisite number of preferred shares, was high as of September 30, 2013. As a result, the allocation of the determined equity value assumed conversion of all preferred stock into common stock. For financial reporting purposes, based on recommendations from management and taking into account advice and assistance provided by third-party valuation consultants engaged to assist in such valuations, our board of directors determined that the fair value per share of our common stock for all equity transactions during the quarter ended September 30, 2013 and up to the date of our IPO was equal to the IPO price of $10.00.

The intrinsic value of all stock options outstanding as of December 31, 2013 was $50.4 million, of which $18.1 million and $32.3 million related to stock options that were vested and unvested, respectively, at that date.

The intrinsic value of all stock options outstanding as of December 31, 2012 was $2.3 million, of which $1.9 million and $0.4 million related to stock options that were vested and unvested, respectively, at that date.

The estimated fair value per share of common stock in the table above represents the determination by our board of directors of the fair value of our common stock as of the date of grant, taking into consideration various objective and subjective factors, based on recommendations of our management and taking into account advice and assistance provided around the date of such grant by third-party valuation consultants engaged to assist us in connection with such valuations, as discussed below. For grants of stock awards made on dates for which there was no valuation performed by an independent valuation specialist, our board of directors determined the fair value of our common stock on the date of grant based upon the immediately preceding valuation recommendations of our management and other pertinent information available to it at the time of grant. The estimated fair value of our common stock and the related assumptions are set forth below for each of the valuations performed as of September 30, 2013, June 30, 2013 and December 31, 2012 and 2011, respectively.

Valuation of Common Stock as of June 30, 2013 and December 31, 2012

The market research conducted at our direction during the third quarter of 2012 expressed the view that our current product candidates should be well-positioned to compete effectively with existing drug therapies. Based on this research, we developed projections of our future revenues and operating expenses to determine projected free cash flows from our current product candidates RhopressaTM and RoclatanTM through patent expiration with respect to our June 30, 2013 valuation, and with respect to our December 31, 2012 valuation, these product candidates as well as our AR-12286 franchise. The enterprise value was determined by utilizing a risk adjusted discounted cash flow model, which is an income approach. The allocation of the determined equity value was based on the option pricing method. Key assumptions underlying the discounted cash flow model are described below.

•	Earnings before Interest, Taxes, Depreciation and Amortization, or EBITDA. EBITDA as a percentage of revenue was limited to less than or equal to 45% throughout the projection period for each product candidate as of June 30, 2013. EBITDA as a percentage of revenue was limited to less than or equal to 50% throughout the projection period for each product candidate as of December 31, 2012. These limits are in line with observable public specialty pharmaceutical companies.

•	Probability of Success. Our unlevered, after-tax free cash flows were adjusted by benchmarking stage of development for each of our product candidates to the drug development success rates as published by the Tufts Center for the Study of Drug Development, Tufts University, Boston, Massachusetts, United States, as adjusted for our circumstances. The probability of success rates utilized ranged between 15% and 40% as of December 31, 2012 and between 27% and 85% as of June 30, 2013. The increase in the probability of success relates to the continued positive progression through Phase 2b clinical trial for our lead product candidate, RhopressaTM.

•	Development Delay Sensitivity. To address the probability of unexpected changes to the development timeline of our product candidates, a delay sensitivity, or delay to expected launch date, of 0 to 2 year was applied.

•	Discount and Income Tax Rates. We assumed rates of 19% and 40%, respectively, and applied them to all probability-adjusted cash flows.

The allocation of the determined equity value was based on the option pricing method, which analyzes the rights of the common stock relative to those of the preferred stock by assessing the “break points,” or the points at which it is economically viable for the holders of preferred stock to convert their preferred stock into common stock. Our convertible preferred stock has a participation cap distribution equal to three times the original investments, which includes the liquidation preference. At the June 30, 2013 and December 31, 2012 valuation dates, the models incorporated a time to a liquidity event of one year. The liquidity events utilized in the allocation model were a private transaction and an IPO, whereby the gross proceeds exceeded the economic criteria as previously described, and were weighted 15% and 85% and 25% and 75% as of June 30, 2013 and December 31, 2012, respectively. The option model followed the contractually provided break points, and resulting values were determined according to the assumptions used in regards to enterprise value and time to exit.

Due to the inability of the determined enterprise value to satisfy the aforementioned preferred claims of the preferred stock and the uncertainty surrounding our product strategy resulting from the discontinuation of the AR-12286 product franchise, we determined that the receipt from the holders of preferred stock of the requisite consents for conversion was less than probable. As a result, we assigned no probability to this conversion scenario.

The enterprise and per share value of common stock on a fully marketable basis on June 30, 2013 as determined by us was $114.8 million and $3.60, respectively. After the application of a 13% discount for lack of marketability, the fair value per share of common stock on a non-marketable interest basis was $3.15 as of June 30, 2013. The enterprise and per share value of common stock on a fully marketable basis on December 31, 2012, was $106.8 million and $3.55, respectively. After the application of an 18% discount for lack of marketability, the fair value per share of common stock on a non-marketable interest basis was $2.90 as of December 31, 2012. The Finnerty and Chaffe models were utilized to estimate the discount for lack of marketability in the aforementioned common stock valuations and 2012 retrospective common stock valuations described below. These models are commonly used for estimating illiquidity discounts for securities of medium volatility and have decreased over time as we progressed towards the IPO. The financial statement impact to stock-based compensation expense and change in fair value measurements as of June 30, 2013 and December 31, 2012 was based on the IPO liquidation event.

In the third quarter of 2012, we received and evaluated results from our clinical trials conducted earlier in the year. Based on these results, we determined that our common stock value increased from $1.47 per share as of June 30, 2012 to $2.90 per share as of September 30, 2012. Due to the timing of our clinical trials, we did not have clinical and or regulatory milestones that would significantly alter the key assumptions utilized in our common stock valuations as of March, 31, 2013, December 31, 2012 and September 30, 2012 (see “—Retrospective 2012 Valuations” below). This resulted in a consistent common stock value on a non-marketable interest basis for each of these valuation dates. During the second quarter of 2013, we evaluated the results of our Phase 2b clinical trials for Rhopressa™ and our discontinued product candidates. Based on these results, we determined that our common stock value increased from $2.90 per share as of March 31, 2013 to $3.15 per share as of June 30, 2013, the key drivers for which are discussed above.

Retrospective 2012 Valuations

A third-party valuation consultant was engaged to advise and assist our company in connection with the valuations of our common stock as of September 30, 2012, June 30, 2012 and March 31, 2012. For the purpose of such valuations, our projections as of December 31, 2012 were adjusted to reflect the development stage of our products as of such retrospective valuation dates. Due to the timing of the first Phase 2 clinical trial, we determined that Rhopressa™ was a viable product candidate in the late third quarter of 2012 and, therefore, included it in our financial and operation projections as of September 30, 2012. Enterprise values as of these retrospective valuation dates were determined by utilizing a risk-adjusted discounted cash flow model, which is an income approach, and the allocation of the determined equity value was based on the option pricing method. Key assumptions underlying the risk-adjusted discounted cash flow model are described below.

•	EBITDA. EBITDA as a percentage of revenue was limited to less than or equal to 50% throughout the projection period for each product candidate, in line with observable selected public specialty pharmaceutical companies. This was consistent for all retrospective 2012 valuations.

•	Probability of Success. Our unlevered, after-tax free cash flows were adjusted by benchmarking stage of development for each of our product candidates to the drug development success rates as published by the Tufts Center for the Study of Drug Development, Tufts University, Boston, Massachusetts, United States, as adjusted for our circumstances. The probability of success rates utilized ranged between 15% and 40%, 18% and 35% and 18% and 35% for the September 30, June 30 and March 31, 2012 retrospective valuations, respectively.

•	Development Delay Sensitivity. To address the probability of unexpected changes to the development timeline of our product candidates, a delay sensitivity, or delay to expected launch date, of 0 to 1 year was applied. This was consistent for all retrospective 2012 valuations.

•	Discount and Income Tax Rates. We assumed rates of 19% and 40%, respectively, and applied them to all probability adjusted cash flows for all retrospective 2012 valuations.

The timing and weighting of the liquidation events described above remained consistent for all retrospective 2012 valuations. The fair value of our common stock on a non-marketable interest basis as determined by us was $2.90, $1.10 and $1.20 as of September 30, June 30 and March 31, 2012, respectively, and, after application of a discount for lack of marketability, was 20%, 22% and 24% as of September 30, June 30 and March 31, 2012, respectively.

We believe that the application of the income approach corroborates the utilization of the December 31, 2011 valuation of $1.47, which was based on a market approach, in pricing all stock options grants prior to September 30, 2012. Stock-based compensation related to options granted subsequent to September 30, 2012 reflected the retrospective valuation as of September 30, 2012. The exercise price on the options granted on January 1, 2012 reflects the most recent common stock value that was available to the board of directors. The exercise price of $1.44 was less than the fair value as of December 31, 2011 by an immaterial amount.

Valuation of Common Stock as of December 31, 2011

In conducting this valuation, a market approach was utilized to back-solve from prospective transactions involving convertible preferred stock equity securities. Specifically, based on our capital plan at the valuation date, we estimated that we would need additional funding of $27.5 million to continue the advancement of our single product candidate at that time. At the valuation date, we expected that such a new investment, Series C, would be issued as a flat round with the same price and preference amount as Series B, issued in February 2011, but would rank ahead of it in terms of liquidation. The allocation of the determined equity value was based on the option pricing method, which analyzes the rights of the common stock to those of preferred. Our convertible preferred stock has a participation cap distribution equal to three times original investment, which includes the liquidation preference. At the valuation date, we expected that the additional financing would occur in 2012 with a three year estimate for a liquidity event. The enterprise and per share value of common stock on a fully marketable basis as of December 31, 2011 as determined by us was $75.5 million and $2.15, respectively. After the application of a 30% discount for lack of marketability and incremental risk adjustment of 2.25%, the fair value per share of common stock on a non-marketable interest basis was $1.47. This fair value determination was utilized as the exercise price per share for all 2012 stock option grants, except for the January 1, 2012 grant. The issuance of Series C convertible preferred stock did not occur subsequent to the valuation date.

IPO Price

On October 24, 2013, we priced our IPO. The IPO price of $10.00 per share reflected a significant increase over the valuation of our common stock compared to our valuation conducted as of June 30, 2013, which was $3.15 per share after giving effect to the 1:5.0 reverse stock split effected on October 8, 2013. We believe this difference is primarily the result of the following factors:

•	The IPO price necessarily assumed that the IPO had occurred and a public market for our common stock has been created, and therefore excluded any discount for lack of marketability of our common stock.

•	The holders of our preferred stock had substantial economic rights and preferences over the holders of common stock, including preferential liquidation and dividend rights. Immediately prior to the closing of the IPO, all outstanding shares of preferred stock were converted into common stock pursuant to an automatic conversion feature. This conversion eliminated the superior rights and preferences of the preferred stock and accordingly increased the value of the common stock. The option model that we used respected the contractually provided break points, and resulting values were determined according to the assumptions used in regards to the enterprise value and time to exit.

•	We believe that in the public capital markets there are investors who may apply more qualitative and subjective valuation criteria to certain of our clinical assets than the valuation methods applied in our valuations. As a result, the price that investors were willing to pay in the IPO may have taken into account other factors that have not been expressly considered in our prior valuations, are not objectively determinable and that valuation models are not able to quantify. For example, members of our senior management team, including our Chief Executive Officer who was appointed on July 25, 2013, have relevant experience operating a publicly-traded company. Investors might have concluded that this experience could justify, in part, a higher valuation than the June 30, 2013 valuation that was based on more objective factors and by its nature would not have factored in this prior experience.

Results of Valuation Models May Vary

Valuation models require the input of highly subjective assumptions. Because prior to the IPO our common stock had characteristics significantly different from that of publicly traded common stock and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models did not necessarily provide a reliable, single measure of the fair value of our common stock. The foregoing valuation methodologies are not the only valuation methodologies available and are no longer used to value our common stock subsequent to the completion of our IPO in October 2013. We cannot make complete assurances as to any particular valuation for our stock. Accordingly, investors are cautioned not to place undue reliance on the foregoing valuation methodologies as an indicator of future stock prices.

Stock Purchase Warrants

We account for our stock purchase warrants as either equity or liabilities based upon the characteristics and provisions of the underlying instruments. Warrants classified as equity are recorded as additional paid-in capital on the balance sheet and no further adjustments are made to their valuation. Warrants classified as liabilities are recorded at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until the earlier of the exercise or expiration of the applicable warrants or until such time that the warrants are no longer determined to be derivative instruments. The fair value changes are recognized as income (decreases in fair value) or expense (increases in fair value) in Other income (expense), net in the statements of operations and comprehensive loss. The fair value of these liabilities is estimated using the Black-Scholes method, which, under our facts and circumstances, approximates, in all material respects, the values determined when using a Monte Carlo simulation.

The Black-Scholes method and the Monte Carlo simulation require the use of subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk free interest rate and the fair value of the underlying equity securities. The fair value of the underlying common stock is determined as discussed above under “—Stock-Based Compensation.”

Tax Valuation Allowance

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We provided a full valuation allowance on our deferred tax assets that primarily consist of cumulative net operating losses of $91.7 million for the period from inception (June 22, 2005) to December 31, 2013. Due to our three year cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, a full valuation allowance against our net deferred tax assets was considered necessary.

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

The following table summarizes the results of our operations for the years ended December 31, 2013 and 2012:

	YEAR ENDED DECEMBER 31,		INCREASE (DECREASE)	% INCREASE (DECREASE)
	2013	2012
	(in thousands)
Expenses
General and administrative	$(10,287)	$(5,020)	$5,267	105%
Research and development	(11,883)	(9,273)	2,610	28%
Other income (expense), net	(8,978)	(685)	8,293	1,211%

Net loss	$(31,148)	$(14,978)

General and administrative expenses

General and administrative expenses increased by $5.3 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily attributable to an increase of $3.3 million in personnel costs, including new salaried employees and related employee stock-based compensation expense resulting in part from the hiring of a Chief Financial Officer in October 2012 and a President and Chief Operating Officer in August 2013. Accounting, professional and consulting fees and travel increased by $1.8 million as a result of increased audit fees, legal fees, board expenses and other business related activities in connection with our IPO and operating as a public company.

Research and development expenses

Research and development expenses increased by $2.6 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily due to higher direct clinical costs of $2.3 million, partially offset by lower direct non-clinical costs of $0.1 million. The remaining difference was due to the change in unallocated expenses including employee salary and related expenses. Direct clinical costs for Rhopressa™ and Roclatan™ increased $0.6 million and $0.2 million, respectively. Direct clinical costs for product candidates for which further advancement was discontinued during the second quarter of 2013 increased $1.5 million. These product candidates did not demonstrate the efficacy endpoint required for further advancement. The decrease in direct non-clinical costs was attributable to a decrease of $1.7 million in direct non-clinical costs for discontinued product candidates, as previously described, substantially offset by higher non-clinical costs of $1.1 million and $0.5 million for Rhopressa™ and Roclatan™, respectively.

Other income (expense), net

Other income (expense), net increased by $8.3 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was mainly due to a $3.2 million increase in non-cash interest expense relating to the amortization of debt discounts and accrued interest, a $3.7 million unfavorable non-cash change in the fair value of warrant liabilities and a $2.7 million loss recognized in connection with the conversion of our outstanding convertible notes upon the closing of our IPO. These increased expenses were partially offset by $1.3 million of income generated as a result of our participation in the New Jersey Economic Development Authority’s sponsored Technology Business Tax Certificate Transfer Program. Interest expense was immaterial for 2013.

Comparison of the Years Ended December 31, 2012 and 2011

The following table summarizes the results of our operations for the years ended December 31, 2012 and 2011:

	YEAR ENDED DECEMBER 31,		INCREASE (DECREASE)	% INCREASE (DECREASE)
	2012	2011
	(in thousands)
General and administrative expenses	$(5,020)	$(3,521)	$1,499	43%
Research and development expenses	(9,273)	(10,695)	(1,422)	(13)%
Other income (expense), net	(685)	1,249	1,934	155%

Net loss	$(14,978)	$(12,967)

General and administrative expenses

General and administrative expenses increased by $1.5 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily attributable to an increase of $0.9 million in personnel costs, including new salaried employees and related employee stock-based compensation expense resulting in part from the hiring in 2012 of a Chief Medical Officer and Chief Financial Officer, an increase of $0.3 million in legal and consulting fees for supporting intellectual property, patent and other business related activities and $0.3 million in other operating costs.

Research and development expenses

Research and development expenses decreased by $1.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily due to lower direct non-clinical costs of $2.8 million, offset by an increase of direct clinical costs of $1.4 million. Direct non-clinical costs for RhopressaTM decreased by $0.5 million due to the timing of testing and manufacturing requirements. The remaining portion of the decrease in direct non-clinical costs primarily related to the timing of manufacturing requirements for product candidates where further advancement for the treatment of glaucoma was discontinued during the second quarter of 2013. These product candidates did not demonstrate the efficacy endpoint required for further advancement. The direct clinical costs for RhopressaTM increased by $1.0 million due to the timing of Phase 2a and Phase 2b clinical trials. The remaining portion of the increase relates to the timing of clinical trials of discontinued product candidates, as previously described. Unallocated expenses, including internal employee salary and related expenses, remained consistent across the periods.

Other income (expense), net

The decrease in Other income (expense), net by $1.9 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was due primarily to a one-time, non-cash gain of $0.8 million resulting from the conversion of notes and a $0.3 million favorable non-cash change in fair value of the warrant liability in 2011, with a $0.6 million unfavorable non-cash change in fair value of the warrant liability in 2012. The composition of Other income (expense), net is further described in Note 3 to our audited financial statements appearing elsewhere in this report.

Liquidity and Capital Resources

Since our inception, we have funded operations primarily through the sale of equity securities, including our IPO, and the issuance of convertible promissory notes. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. For the period from inception (June 22, 2005) to December 31, 2013, we have cumulative net cash used in operating activities of $75.3 million and cumulative net losses of $94.9 million.

As of December 31, 2013, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $69.6 million.

We believe that our cash and cash equivalents as of December 31, 2013 will be sufficient to fund our operations through approximately mid-2016. Our ability to continue as a going concern will depend, in large part, on our ability to obtain and maintain the necessary capital resources to fund our business and generate positive cash flow from operations, neither of which is certain.

On October 30, 2013, we completed our IPO and issued 7,728,000 shares of our common stock at an IPO price of $10.00 per share, including 1,008,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares to cover over-allotments. We received net proceeds from the IPO of approximately $68.3 million, after deducting underwriting discounts and commissions of $5.4 million and expenses of $3.6 million. Prior to our IPO, substantially all of our operations were funded through the private placement of our equity securities and issuance of convertible promissory notes. Through December 31, 2013, we had raised net cash proceeds of $78.6 million from the sale of $43.8 million of convertible preferred stock and $34.8 million of convertible notes. Subsequent to their issuance, we paid $0.5 million in cash payments on the convertible notes, $16.2 million of the convertible notes were converted into shares of convertible preferred stock, which were subsequently converted into shares of common stock in connection with our IPO, and $18.0 million of the convertible notes were converted into shares of common stock in connection with our IPO. In connection with our IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock.

The following table summarizes our sources and uses of cash:

	YEAR ENDED DECEMBER 31,
(in thousands)	2013	2012	2011
Net cash (used in) provided by:
Operating activities	$(16,448)	$(14,968)	$(11,998)
Investing activities	(63)	(51)	(49)
Financing activities	83,235	2,876	23,846

Net increase (decrease) in cash and cash equivalents	$66,724	$(12,143)	$11,799

During the years ended December 31, 2013, 2012 and 2011, our operating activities used net cash of $16.4 million, $15.0 million and $12.0 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012 and for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was due primarily to increases in general and administrative expenses. For the year ended December 31, 2013, we received $1.3 million of cash proceeds from the sale of deferred state tax benefits to an unrelated third party, as further described in Note 7 to our audited financial statements appearing elsewhere in this report, which decreased net cash used in operating activities.

In connection with a financing that took place in 2011 involving the conversion of notes issued in 2010, we recognized a non-cash gain of $0.8 million arising from the impact of the notes conversion, which decreased net cash used in operating activities.

During the years ended December 31, 2013, 2012 and 2011, our investing activities primarily related to purchases of office furnishings and equipment to facilitate our increased research and development activities and headcount.

During the years ended December 31, 2013, 2012 and 2011, our financing activities provided net cash of $83.2 million, $2.9 million and $23.8 million, respectively. The net cash provided by financing activities during the year ended December 31, 2013 was related to net proceeds of $68.3 million from our IPO and $15.0 million from the aforementioned sale of convertible notes. The net cash provided by financing activities during the year ended December 31, 2012 was related to $3.0 million from the aforementioned sale of convertible notes. The net cash provided by financing activities during the year ended December 31, 2011 was related to $25.0 million of proceeds from the sales of Series B convertible preferred stock, partially offset by $1.2 million in related issuance costs.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we commence Phase 3 and Phase 2b clinical trials of our RhopressaTM and RoclatanTM product candidates, respectively. We expect that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through approximately mid-2016 and that we will likely need to raise additional capital thereafter to continue to fund Phase 3 clinical development of RoclatanTM and our operations.

Due to the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We based our projections on assumptions that may prove to be incorrect or unreliable or may change due to circumstances beyond our control, and as a result we may consume our available capital resources earlier than we originally projected. Our future funding requirements will depend on many factors, including, but not limited to the following:

•	timing and costs of our Phase 3 and Phase 2b clinical trials of our product candidates;

•	costs of any follow-on development or products;

•	timing and cost of the ongoing supportive non-clinical studies and activities for our product candidates;

•	outcome, timing and costs of seeking regulatory approval;

•	costs of commercialization activities for our product candidates, if we receive regulatory approval, including the costs and timing of establishing product sales, marketing, manufacturing and distribution capabilities;

•	costs of operating as a public company, including legal, compliance, accounting and investor relations expenses;

•	terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish; and

•	filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.

We expect that we will need to obtain substantial additional funding in order to obtain regulatory approvals for any product candidates and support commercialization and ongoing business activities. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on acceptable terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that may be less favorable than might otherwise be available.

We will also continue to incur costs as a public company that we have not previously incurred or previously incurred at lower rates, including but not limited to, increased costs and expenses for directors fees, increased personnel costs, increased directors and officers insurance premiums, audit and legal fees, investor relations fees, expenses for compliance with reporting requirements under the Exchange Act and rules implemented by the SEC and NASDAQ and various other costs.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2013:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
	(in thousands)
Operating lease obligations(1)	$910	$311	$378	$221	$—

(1)	Our operating lease obligations are related to our corporate headquarters in New Jersey, research facility in North Carolina and office in Newport Beach, California.

We have no other contractual obligations or commitments that are not subject to our existing financial statement accrual processes.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Net Operating Loss Carry-Forwards

We have incurred significant net operating losses since our inception in June 2005. We expect to continue to incur net operating losses for the foreseeable future as we continue to develop our product portfolio, seek regulatory approval, and, if such approval is obtained, prepare to commercialize our products.

As of December 31, 2013, we had approximately $91.7 million of net operating loss carry-forwards, which may be utilized against future federal and state income taxes. These net operating losses will begin to expire at various dates beginning in 2024, if not utilized. We also have federal research and development tax credit carry-forwards of $0.6 million to offset future federal income taxes, which expire at various dates beginning in 2024, if not utilized.

Net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

As of December 31, 2013, we recorded a full valuation allowance against our net deferred tax assets and development tax credit carry-forwards, as we believe, based on our history of operating losses, it is more likely than not that the tax benefits will not be realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carry-forwards will be realized, net income would increase in the period of such determination. In January 2014, we participated in the New Jersey Economic Development Authority’s Sponsored Technology Business Tax Certificate Transfer Program, as further described in Note 15 to our audited financial statements appearing elsewhere in this report.

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act of 2012 provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or the FASB, issued ASU 2013-11, which is an amendment to the accounting guidance on income taxes. This guidance provides clarification on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment will be effective for us for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In February 2013, the FASB issued ASU 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that public and non-public companies present information about reclassification adjustments for accumulated other comprehensive income in their annual financial statement in a note or on the face of the financial statements. Public companies are also required to provide this information in interim financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows and financial position as our net income is equal to our comprehensive income.

In June 2011, the FASB issued amended guidance intended to increase the prominence of items reported on other comprehensive income (loss). This amended guidance requires that all non-owner changes in stockholders’ equity (deficit) be presented in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. The amended guidance became effective for periods beginning after December 15, 2011. We have applied this guidance beginning with our financial information for the year ended December 31, 2012. This amended guidance affects presentation, but does not have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of December 31, 2013, totaled $69.6 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. We had cash and cash equivalents on hand of $2.9 million as of December 31, 2012. Given the short-term nature of our cash equivalents, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. Our previously outstanding convertible promissory notes carried a fixed interest rate and, as such, were not subject to interest rate risk. We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information about Our Board of Directors,” “Information about Our Executive Officers,” “Information about the Board of Directors and Corporate Governance,” “Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board of Directors—Nominating and Corporate Governance Committee,” “Committees of the Board of Directors—Audit Committee” and “Report of the Audit Committee of the Board of Directors” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive and Director Compensation” and “Committees of the Board of Directors—Compensation Committee” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth in the sections titled “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in the sections titled “Board of Directors Independence” and “Transactions with Related Persons” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this annual report on Form 10-K are as follows:

(a)(1) Financial Statements

Reference is made to the audited financial statements included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the financial statements or notes thereto.

(a)(3) Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: March 26, 2014	By:	/S/ VICENTE ANIDO, JR., PHD
Vicente Anido, Jr., PhD
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ VICENTE ANIDO, JR., PHD Vicente Anido, Jr., PhD	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	March 26, 2014

/S/ RICHARD J. RUBINO Richard J. Rubino	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2014

/S/ GERALD D. CAGLE, PHD Gerald D. Cagle, PhD	Director	March 26, 2014

/S/ JANET L. CONWAY, PHD Janet L. Conway, PhD	Director	March 26, 2014

/S/ GEOFFREY DUYK, MD, PHD Geoffrey Duyk, MD, PhD	Director	March 26, 2014

/S/ MURRAY A. GOLDBERG Murray A. Goldberg	Director	March 26, 2014

/S/ DAVID W. GRYSKA David W. Gryska	Director	March 26, 2014

/S/ DENNIS HENNER, PHD Dennis Henner, PhD	Director	March 26, 2014

/S/ ANAND MEHRA, MD Anand Mehra, MD	Director	March 26, 2014

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Aerie Pharmaceuticals, Inc. (A development stage company)

In our opinion, the accompanying Balance Sheets and the related Statements of Operations and Comprehensive Loss, of Stockholders’ Equity (Deficit), and of Cash Flows present fairly, in all material respects, the financial position of Aerie Pharmaceuticals, Inc. (a development stage company) at December 31, 2013 and 2012, and the results of their operations and their cash flows for three years then ended and, cumulatively, for the period from June 22, 2005 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 25, 2014

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Balance Sheets

(in thousands, except share and per share data)

	DECEMBER 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$69,649	$2,925
Prepaid expenses and other current assets	618	113

Total current assets	70,267	3,038
Furniture, fixtures and equipment, net	132	133
Other assets, net	59	48

Total assets	$70,458	$3,219

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and other current liabilities	$3,482	$1,437
Notes payable, net of discount—related parties	—	2,331
Interest payable—related parties	—	16

Total current liabilities	3,482	3,784
Warrants liability—related parties	—	2,456

Total liabilities	3,482	6,240

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.001 par value, zero shares authorized as of December 31, 2013 and 16,534,582 shares authorized as of December 31, 2012
Series A-1—Zero and 400,000 shares authorized as of December 31, 2013 and December 31, 2012, respectively; Zero and 400,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	—	1,000
Series A-2—Zero and 2,002,006 shares authorized as of December 31, 2013 and December 31, 2012, respectively; Zero and 2,000,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	—	10,000
Series A-3—Zero and 4,495,895 shares authorized as of December 31, 2013 and December 31, 2012, respectively; Zero and 4,195,895 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	—	20,979
Series A-4—Zero and 1,136,681 shares authorized as of December 31, 2013 and December 31, 2012, respectively; Zero and 979,181 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	—	4,606
Series B—Zero and 8,500,000 shares authorized as of December 31, 2013 and December 31, 2012, respectively; Zero and 4,545,455 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	—	24,313

Total convertible preferred stock	—	60,898

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of December 31, 2013; None issued and outstanding as of December 31, 2013	—	—
Common stock, $0.001 par value; 150,000,000 and 20,000,000 shares authorized as of December 31, 2013 and December 31, 2012, respectively; 23,285,549 and 964,880 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	23	1
Additional paid-in capital	162,021	—
Deficit accumulated during the development stage	(95,068)	(63,920)

Total stockholders’ equity (deficit)	66,976	(63,919)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$70,458	$3,219

The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,			PERIOD FROM INCEPTION (JUNE 22, 2005) TO DECEMBER 31, 2013
	2013	2012	2011
Operating expenses
General and administrative	$(10,287)	$(5,020)	$(3,521)	$(30,184)
Research and development	(11,883)	(9,273)	(10,695)	(55,032)

Loss from operations	(22,170)	(14,293)	(14,216)	(85,216)
Other income (expense), net	(8,978)	(685)	1,249	(9,720)

Net loss	$(31,148)	$(14,978)	$(12,967)	$(94,936)

Comprehensive loss	$(31,148)	$(14,978)	$(12,967)	$(94,936)

Net loss attributable to common stockholders—basic and diluted	$(31,598)	$(15,643)	$(13,419)

Net loss per share attributable to common stockholders—basic and diluted	$(6.38)	$(16.39)	$(14.50)

Weighted average number of common shares outstanding—basic and diluted	4,955,760	954,695	925,625

The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balances at inception	—	$—	—	$—	$—	$—	$—
Issuance of common stock	—	—	521,600	1	2	—	3
Issuance of common stock for services and license agreement	—	—	118,400	—	1	—	1
Issuance of Series A-1 convertible preferred stock for debt conversion, net of issuance costs of $4	400,000	996	—	—	—	—	—
Issuance of Series A-2 convertible preferred stock, net of issuance costs of $43	2,000,000	9,957	—	—	—	—	—
Accretion of stock issuance costs	—	2	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(766)	(766)

Balances at December 31, 2005	2,400,000	10,955	640,000	1	1	(766)	(764)
Issuance of warrants in connection with notes payable	—	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	4	—	4
Accretion of stock issuance cost	—	10	—	—	(9)	(1)	(10)
Net loss	—	—	—	—	—	(4,078)	(4,078)

Balances at December 31, 2006	2,400,000	10,965	640,000	1	—	(4,845)	(4,844)
Issuance of Series A-3 convertible preferred stock, net of issuance costs of $9	2,000,000	9,991	—	—	—	—	—
Exercise of stock options	—	—	17,200	—	1	—	1
Stock-based compensation	—	—	—	—	3	—	3
Accretion of stock issuance costs	—	10	—	—	(4)	(6)	(10)
Net loss	—	—	—	—	—	(6,668)	(6,668)

Balances at December 31, 2007	4,400,000	20,966	657,200	1	—	(11,519)	(11,518)
Exercise of stock options	—	—	149,296	—	1	—	1
Stock-based compensation	—	—	—	—	20	—	20
Accretion of stock issuance costs	—	11	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	(7,795)	(7,795)

Balances at December 31, 2008	4,400,000	20,977	806,496	1	10	(19,314)	(19,303)
Exercise of stock options	—	—	90,830	—	1	—	1
Stock-based compensation	—	—	—	—	105	—	105
Accretion of stock issuance costs	—	11	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	(7,998)	(7,998)

Balances at December 31, 2009	4,400,000	20,988	897,326	1	105	(27,312)	(27,206)
Exercise of stock options	—	—	27,350	—	—	—	—
Stock-based compensation	—	—	—	—	173	—	173
Accretion of stock issuance costs	—	12	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	(8,528)	(8,528)

Balances at December 31, 2010	4,400,000	21,000	924,676	1	266	(35,840)	(35,573)
Exercise of stock options	—	—	27,297	—	6	—	6
Stock-based compensation	—	—	—	—	295	—	295
Conversion of notes payable to related parties into Series A-3 convertible preferred stock	2,195,895	10,979	—	—	—	—
Conversion of notes payable to related parties into Series A-4 convertible preferred stock	979,181	4,071	—	—	—	—
Accretion from conversion of note payable to related parties	—	243	—	—	(243)	—	(243)
Issuance of Series B convertible preferred stock, net of issuance costs of $1,160	4,545,455	23,840	—	—	—	—	—
Accretion of stock issuance costs	—	215	—	—	(215)		(215)
Net loss	—	—	—	—	—	(12,967)	(12,967)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balances at December 31, 2011	12,120,531	60,348	951,973	1	109	(48,807)	(48,697)
Exercise of stock options	—	—	12,907	—	6	—	6
Stock-based compensation	—		—		430	—	430
Accretion from conversion of note payable to related parties	—	292	—	—	(290)	(2)	(292)
Accretion of stock issuance costs	—	258	—	—	(255)	(3)	(258)
Cash dividend	—	—	—	—	—	(130)	(130)
Net loss	—	—	—	—	—	(14,978)	(14,978)

Balances at December 31, 2012	12,120,531	60,898	964,880	1	—	(63,920)	(63,919)
Exercise of stock options	—	—	3,195	—	1	—	1
Vesting of restricted stock	—	—	124,966	—	—	—	—
Stock-based compensation	—	—	—	—	2,858	—	2,858
Accretion from conversion of note payable to related parties	—	240	—	—	(240)	—	(240)
Accretion of stock issuance costs	—	210	—	—	(210)	—	(210)
Conversion of convertible preferred stock to common stock	(12,120,531)	(61,348)	12,120,531	12	61,336	—	61,348
Conversion of convertible notes payable and accrued interest to common stock	—	—	1,860,363	2	18,602	—	18,604
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions of $5,410 and offering costs of $3,644	—	—	7,728,000	8	68,218	—	68,226
Issuance of common stock upon net exercise of warrants	—	—	483,614	—	4,896	—	4,896
Reclassification of warrants from liabilities to equity	—	—	—	—	6,560	—	6,560
Net loss	—	—	—	—	—	(31,148)	(31,148)

Balances at December 31, 2013	—	$—	23,285,549	$23	$162,021	$(95,068)	$66,976

The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Statements of Cash Flows

(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,			PERIOD FROM INCEPTION (JUNE 22, 2005) TO DECEMBER 31, 2013
	2013	2012	2011
Cash flows from operating activities
Net loss	$(31,148)	$(14,978)	$(12,967)	$(94,936)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	64	138	120	950
Amortization and accretion costs related to notes payable—related parties	3,207	59	60	4,604
Loss (gain) on conversion of notes payable	2,737	—	(821)	1,916
Stock-based compensation	2,858	430	295	3,888
Interest payable—related parties	588	16	60	1,725
Change in fair value measurements	3,717	630	(498)	3,718
Changes in operating assets and liabilities
Prepaid, current and other assets	(516)	9	27	(677)
Accounts payable and other current liabilities	2,045	(1,272)	1,726	3,501

Net cash used in operating activities	(16,448)	(14,968)	(11,998)	(75,311)
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(63)	(51)	(49)	(1,082)

Net cash used in investing activities	(63)	(51)	(49)	(1,082)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	71,870	—	—	71,870
Proceeds from sales of preferred stock	—	—	25,000	45,000
Payments of stock issuance costs	—	—	(1,160)	(1,216)
Proceeds from notes payable to related parties	15,000	3,000	—	34,778
Dividends paid	—	(130)	—	(130)
Payments of debt issuance costs	—	—	—	(115)
Proceeds from sale of common stock	—	—	—	3
Proceeds from exercise of stock options	1	6	6	16
Proceeds from exercise of warrants	8	—	—	8
Payments of long-term debt	—	—	—	(528)
Payments of initial public offering costs	(3,644)	—	—	(3,644)

Net cash provided by financing activities	83,235	2,876	23,846	146,042

Net change in cash and cash equivalents	66,724	(12,143)	11,799	69,649
Cash and cash equivalents
Beginning of period	2,925	15,068	3,269	—

End of period	$69,649	$2,925	$15,068	$69,649

Supplemental disclosures
Non-cash financing activities
Conversion of preferred stock to common stock	$61,348	$—	$—	$61,348
Conversion of convertible notes payable and accrued interest to common stock	18,604	—	—	18,604
Issuance of common stock upon net exercise of warrants	4,888	—	—	4,888
Reclassification of warrants from liabilities to equity	6,560	—	—	6,560
Conversion of long-term debt into preferred stock	—	—	16,069	17,364
Debt discount attributable to warrants	—	728	—	7,725
Accretion from conversion of note payable to related parties	240	292	243	775
Accretion of stock issuance costs	210	258	215	739

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

To date, the Company is in the development stage since it has not yet commenced primary operations or generated product revenue. The Company’s activities since inception primarily consisted of developing product and technology rights, raising capital and performing research and development activities. The Company has no current source of revenue to sustain its present activities, and it does not expect to generate revenue until and unless it receives regulatory approval of and successfully commercializes its product candidates. The Company has incurred losses and experienced negative operating cash flows since inception, and has cumulative net cash flows used in operating activities of $75.3 million and cumulative net losses of $94.9 million for the period from inception (June 22, 2005) to December 31, 2013.

The Company has funded its operations primarily through the sale of equity securities and issuance of convertible notes. In October 2013, the Company completed its initial public offering (“IPO”) and issued 7,728,000 shares of its common stock at an IPO price of $10.00 per share, including 1,008,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares to cover over-allotments. The Company received net proceeds from the IPO of approximately $68.3 million, after deducting underwriting discounts and commissions of $5.4 million and expenses of $3.6 million. The Company estimates that it has sufficient funding to sustain operations through approximately mid-2016.

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

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the valuation of stock options and warrants and operating expense accruals. Actual results could differ from those estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment. All operations are located in the United States.

Reverse Stock Split

The Company effected a 1-for-5 reverse stock split on October 8, 2013. Accordingly, all share and per share amounts for all preceding periods presented in these financial statements and notes thereto, have been adjusted retroactively to reflect this reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with an original term of three months or less at the date of purchase. Cash deposits are in three financial institutions in the United States.

Concentration of Credit Risk

The Company’s cash and cash equivalent balances with financial institutions exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s related party notes were capitalized at the inception of the notes and amortized over the appropriate expected life based on the terms of the respective note. Financing costs incurred in connection with the Company’s Series A and B Convertible Preferred Stock offerings were recorded as a reduction to the underlying equity instrument’s carrying value and recorded in stockholders’ equity (deficit). Financing costs associated with the Company’s IPO include only those specific incremental costs directly attributable to the IPO, such as legal, accounting, printing, and filing fees. The deferred financing costs were offset against the IPO proceeds within stockholders’ equity (deficit) upon the completion of the offering in October 2013.

Furniture, Fixtures and Equipment, Net

Furniture, fixtures and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net income.

Research and Development Costs

Research and development costs are charged to expense as incurred and include, but are not limited to:

•	Employee-related expenses including salaries, benefits, travel and stock-based compensation expense for research and development personnel;

•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that conduct clinical and preclinical studies;

•	costs associated with preclinical and development activities;

•	costs associated with regulatory operations; and

•	depreciation expense for assets used in research and development activities.

Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the financial statements as prepaid or accrued expense, which are reported in accounts payable and other current liabilities (Note 5). No material adjustments to these estimates have been recorded in these financial statements.

Stock-Based Compensation

Compensation cost of stock-based awards granted to employees is measured at grant date, based on the estimated fair value of the award. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of restricted stock awards is determined based on the fair value of the Company’s common stock on the date of grant. Stock-based compensation costs are expensed on a straight-line basis (net of estimated forfeitures) over the relevant vesting period. The fair value of awards granted to non-employees is re-measured each period until the related service is complete. Compensation expense for employee stock purchase plan rights (“stock purchase rights”) is measured and recognized on the date that the Company becomes contingently obligated to issue shares of common stock and is based on the difference between the fair value of the Company’s common stock and the purchase price on such date. All stock-based compensation costs are recorded between general and administrative and research and development costs in the statements of operations based upon the underlying employees roles within the Company. No related tax benefits of the stock-based compensation have been recognized.

Debt Discount

The Company follows the authoritative guidance for accounting for debt discount and valuation of detachable warrants. The value of detachable warrants issued is recognized in conjunction with issuance of the convertible notes. The Company values the warrants at the estimated fair value. The fair value of the warrants is recorded as a discount against the related debt obligation. Debt discounts attributed to the value of the warrants is amortized using the effective interest method over the term of the underlying debt obligation and reflected in Other income (expense), net.

Fair Value Measurements

The Company records certain financial assets and liabilities at fair value in accordance with the provisions of ASC Topic 820 on fair value measurements. As defined in the guidance, fair value, defined as an exit price, represents the amount that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering these assumptions, the guidance defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

•	Level 1—Unadjusted quoted prices in active, accessible markets for identical assets or liabilities.

•	Level 2—Other inputs that are directly or indirectly observable in the marketplace.

•	Level 3—Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s material financial instruments consist primarily of cash and cash equivalents, other current assets, accounts payable, accrued expenses, long-term debt and stock purchase warrants liability. The fair value of cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. As of December 31, 2012, the Company has determined its stock purchase warrants liability to be Level 3 fair value measurement. As of December 31, 2013, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the balance sheet (Note 10).

Stock Purchase Warrants

The Company accounts for its stock purchase warrants as either equity or liabilities based upon the characteristics and provisions of the underlying instruments. Warrants classified as equity are recorded as additional paid-in capital on the balance sheet and no further adjustments are made to their valuation. Warrants classified as liabilities are recorded at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until the earlier of the exercise or expiration of the applicable warrants or until such time that the warrants are no longer determined to be derivative instruments. The fair value changes are recognized as income (decreases in fair value) or expense (increases in fair value) in Other income (expense), net in the statements of operations and comprehensive loss. The fair value of these liabilities is estimated using the Black-Scholes method, which, under the Company’s facts and circumstances, approximates, in all material respects, the values determined when using a Monte Carlo simulation.

Comprehensive Loss

Comprehensive loss consists of net income or loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s comprehensive loss is equal to its net loss for all periods presented.

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse.

Tax Valuation Allowance

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets that primarily consist of cumulative net operating losses of $91.7 million for the period from inception (June 22, 2005) to December 31, 2013. Due to its three year cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary (Note 7).

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU 2013-11 which is an amendment to the accounting guidance on income taxes. This guidance provides clarification on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment will be effective for the Company for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

Net Loss per Share Attributable to Common Stock

Basic net loss per share attributable to common stock (“Basic EPS”) is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities with the exception of warrants for common stock with a $0.05 exercise, which are exercisable for nominal consideration, and shares that are unequivocally issuable under the Company’s employee stock purchase plan and are therefore included in the calculation of the weighted-average number of shares of common stock as common stock equivalents. Net loss attributable to common stockholders is calculated by adjusting the Company’s net loss for accretion on convertible preferred stock (Note 8). Diluted net loss per share attributable to common stock (“Diluted EPS”) gives effect to all dilutive potential shares of common stock outstanding during this period. For Diluted EPS, net loss attributable to common stockholders used in calculating Basic EPS is adjusted for certain items related to the dilutive securities.

For all periods presented, the Company’s potential common stock equivalents, which include convertible preferred stock, stock options, notes payable to related parties and certain stock purchase warrants, have been excluded from the computation of Diluted EPS as their inclusion would have the effect of reducing the net loss per share of common stock. Therefore, the denominator used to calculate Basic EPS and Diluted EPS is the same in all periods presented.

The Company’s potential common stock equivalents that have been excluded from the computation of Diluted EPS for all periods presented because of their antidilutive effect consist of the following:

	DECEMBER 31,
	2013	2012	2011
Convertible preferred stock	—	12,120,531	12,120,531
Outstanding stock options	3,189,660	1,554,200	1,152,194
Notes and interest payable to related parties(1)	$—	$3,016,000	$—
Stock purchase warrants	309,506	595,869	459,506
Restricted common stock awards	246,068	—	—

(1)	The 2012 Notes and accrued interest thereon were converted into 1,860,363 shares of common stock in connection with the completion of the Company’s IPO (Note 6).

3.	Other Income (Expense), Net

Other income (expense), net consist of the following:

	YEAR ENDED DECEMBER 31,			PERIOD FROM INCEPTION (JUNE 22, 2005) TO DECEMBER 31, 2013
	2013	2012	2011
Interest expense	$(3,795)	$(75)	$(109)	$(6,329)
(Loss)/gain on conversion of notes payable to related parties (Note 6)	(2,737)	—	821	(1,916)
Sale of New Jersey state tax benefit	1,268	—	—	1,268
(Expense)/income due to change in fair value measurements(1)	(3,717)	(630)	498	(3,718)
Other income, net	3	20	39	975

	$(8,978)	$(685)	$1,249	$(9,720)

(1)	Includes change in fair value of warrant liabilities and change in fair value of a certain conversion feature related to the 2012 Notes that was determined to be an embedded derivative requiring bifurcation and separate accounting. See Note 10 and Note 6, respectively.

4.	Furniture, Fixtures and Equipment, Net

Furniture, fixtures and equipment, net consist of the following:

(in thousands)	ESTIMATED USEFUL LIVES (YEARS)	DECEMBER 31,

		2013	2012
Laboratory equipment	7	$789	$782
Software and computer equipment	3	142	118
Furniture and fixtures	5	151	119

		1,082	1,019
Less: Accumulated depreciation		(950)	(886)

		$132	$133

Depreciation expense was $64,000, $138,000 and $120,000 for years ended December 31, 2013, 2012 and 2011, respectively; and $950,000 for the period from inception (June 22, 2005) to December 31, 2013, respectively.

5.	Accounts Payable & Other Current Liabilities

Accounts payable and other current liabilities consist of the following:

	DECEMBER 31,
(in thousands)	2013	2012
Accounts payable	$1,442	$174
Accrued expenses and other liabilities:
Employee benefits and compensation related accruals(1)	966	400
General and administrative related accruals	411	364
Research and development related accruals	663	499

	$3,482	$1,437

(1)	Comprised of accrued bonus, accrued vacation, accrued severance liabilities, and liabilities under the Company’s employee stock purchase plan.

6.	Notes Payable

The issuance of Series B Convertible Preferred Stock (Note 8) on February 23, 2011 resulted in the conversion of all outstanding convertible notes that were issued in 2009 and 2010. The Company accounted for the conversion in accordance with ASC 470 Debt. The carrying value of convertible notes issued during 2009 (the “2009 Notes”) was credited to the Series A-3 Convertible Preferred Stock account at a rate of $5.00 per share, or a total of 2,195,895 shares. No gain or loss resulted from the conversion of the 2009 Notes.

The Company accounted for the conversion of the convertible notes issued during 2010 (the “2010 Notes”) into Series A-4 Convertible Preferred Stock as an extinguishment of debt, since the 2010 Notes had a bifurcated embedded derivative with a non-traditional conversion option. The carrying value of the notes of $4.9 million was adjusted for deferred charges, unamortized discount and the fair value of the embedded derivative liability of $68,000, $425,000 and immaterial, respectively. The fair value of the Series A-4 Convertible Preferred Stock was determined to be $4.1 million. The difference between the carrying and fair value of $821,000 resulted in a gain and is included in Other income (expense), net. The difference between stated value of $5.4 million including accrued interest of $135,000 and fair value was accreted to the Series A-4 Convertible Preferred Stock capital account through the completion of the Company’s IPO (Note 8).

For the period January 1, 2011 to the conversion date, the amortization of deferred charges, accretion of debt discounts and accrued interest amounted to $5,000, $55,000 and $54,000 respectively, and are included in Other income (expense), net.

On December 7, 2012, the Company authorized the sale of convertible notes (the “2012 Notes”) to related parties in the aggregate principal amount of $15.0 million. The 2012 Notes accrued interest at a rate of 8% per annum, with principal plus accrued interest thereon due upon maturity at September 30, 2013. The initial closing comprised of five individual convertible notes with an aggregate principal balance of $3.0 million. As of December 31, 2012, $12.0 million of 2012 Notes were authorized and available for sale. On March 28, 2013, May 23, 2013 and August 9, 2013, the Company completed the second, third and fourth closing of the 2012 Notes, respectively. The closings each comprised of five individual convertible notes with aggregate principal balances of $3.0 million, $4.5 million and $4.5 million, respectively. On August 9, 2013, the Company amended the agreements relating to the 2012 Notes. The amendment authorized the sale of an additional $3.0 million of convertible notes to related parties, resulting in an aggregate principal amount of $18.0 million being authorized. In addition, the amendment extended the maturity date of the 2012 Notes from September 30, 2013 to December 31, 2013 and the issuance period through November 30, 2013. No other terms and conditions of the agreements were changed as part of the amendment. In accordance with ASC 470 Debt, the amendment met the criteria of a troubled debt restructuring and the amortization of the debt discount was revised to align with a new effective interest rate determined as of the amendment date. No gain was recorded as part of the restructuring. On September 30, 2013, the Company completed the fifth closing of the 2012 Notes. Aggregate proceeds to the Company were $3.0 million.

On October 30, 2013, upon closing of the IPO, the principal and accrued interest outstanding under the 2012 Notes were converted into 1,860,363 shares of common stock at a conversion price equal to the IPO price of $10.00 per share. The Company accounted for the conversion as an extinguishment of debt.

Debt discounts are amortized using the effective interest method through the earlier of the date of maturity or the conversion of the debt. As of October 30, 2013 and December 31, 2012, the Company recognized unamortized debt discounts of $2.7 million and $669,000, respectively, relating to the detachable warrants issued in conjunction with the 2012 Notes (Note 10). As of and for the years ended December 31, 2013 and 2012, respectively, amortization of debt discounts amounted to $3.2 million and $59,000, respectively. Upon closing of the IPO and conversion of the principal and accrued interest under the 2012 Notes into common stock, the Company recognized a loss of $2.7 million representing the remaining unamortized debt discount on the 2012 Notes.

In connection with the issuance of the 2012 Notes, the Company determined that a certain conversion feature was an embedded derivative requiring bifurcation and separate accounting. To estimate the fair value, the Company compared the net present value of expected cash flows of the issued 2012 Notes with and without the conversion feature comprising the embedded derivative. The Company determined that the fair value of the embedded derivative was immaterial as of August 9, 2013, May 23, 2013, March 28, 2013 and December 7, 2012, representing the fourth, third, second and initial closing dates, and as of December 31, 2012. As of September 30, 2013, the fair value of the embedded derivative was $96,000. The Company determined that upon the closing of the IPO on October 30, 2013, at which time the 2012 Notes were converted into common stock, no embedded derivative existed. The Company recorded the change in fair value as a component of Other income (expense), net.

7.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of December 31, 2013 and 2012 consist of the following:

	DECEMBER 31,
(in thousands)	2013	2012
Net deferred tax assets:
Tax loss carry-forwards	$35,428	$24,365
Other assets	1,742	1,787
Research and development credits	556	400
Other liabilities	(782)	(698)
Valuation allowance	(36,944)	(25,854)

Total net deferred income taxes	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 2013, 2012 and 2011 is as follows:

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
U.S. federal tax rate	35.00%	35.00%	35.00%
State tax rate	5.36%	5.17%	5.17%
Other	(0.03)%	(0.02)%	(0.01)%
Valuation allowance	(40.33)%	(40.15)%	(40.16)%

Effective tax rate	0.00%	0.00%	0.00%

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Due to the Company’s history of operating losses, the deferred tax assets arising from the aforementioned future tax benefits are currently not likely to be realized and, accordingly, are offset by a full valuation allowance. The income tax provision varies from the expected provision determined by applying the federal statutory income tax rate to income (loss). The reasons for the difference in the expected provision, as determined by applying the federal statutory income tax rate to net income (loss) is primarily due to the increase in the deferred income tax valuation allowance of $11.1 million, $6.1 million and $5.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The net increase in the deferred income tax valuation allowance of $11.1 million for the year ended December 31, 2013, reflects a reduction of $1.4 million attributable to the transfer of deferred state tax benefits to an unrelated third party as permitted by the New Jersey Economic Development Authority’s sponsored Technology Business Tax Certificate Transfer Program.

As of December 31, 2013, the Company has net operating loss carry-forwards of approximately $91.7 million and federal research and development tax credit carry-forwards of $0.6 million available to offset federal and state income tax, which expire from 2024 through 2032. Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or the IRC, and similar state provisions. The effect of an ownership change could be an imposition of an annual limitation on the use of net operating loss carry-forwards attributable to periods before the change.

8.	Convertible Preferred Stock

On October 30, 2013, immediately prior to the closing of the Company’s IPO, all outstanding shares of convertible preferred stock automatically were converted into an aggregate 12,120,531 shares of common stock. As of December 31, 2013, the Company does not have any convertible preferred stock authorized, issued or outstanding.

On February 23, 2011, the Company received $23.8 million in proceeds from the issuance of its Series B Convertible Preferred Stock, net of $1.2 million of transaction costs.

In connection with the issuance of the 2012 Notes, the Company’s Certificate of Incorporation was amended on December 7, 2012, to authorize the issuance of 16,534,582 shares of preferred stock, of which 400,000 were designated as Series A-1 Preferred Stock; 2,002,006 were designated as Series A-2 Preferred Stock; 4,495,895 were designated as Series A-3 Preferred Stock; 1,136,681 were designated as Series A-4 Preferred Stock; and 8,500,000 were designated as Series B Preferred Stock.

Carrying Value

The convertible preferred stock was originally recorded at the net proceeds received by the Company at issuance. The difference between the net proceeds and the total redemption price was being accreted on a straight-line basis over the period from issuance until the earliest redemption date and was accreted to the convertible preferred stock capital account through the completion of the IPO. Accretion amounted to $210,000, $258,000, $215,000 and $739,000 for the years ended December 31, 2013, 2012 and 2011, and for the period from inception (June 22, 2005) to December 31, 2013, respectively.

The Series A-4 Convertible Preferred Stock issued in connection with the conversion of the 2010 Notes (Note 6) on February 23, 2011 was recorded at fair value. The difference between stated and fair value of $1.3 million was being accreted on a straight-line basis of the period from February 23, 2011 until the earliest redemption date and was accreted to the Series A-4 Convertible Preferred Stock capital account through the completion of the IPO. Accretion amounted to $240,000, $292,000 and $775,000 for the years ended December 31, 2013 and 2012 and for the period from February 23, 2011 to December 31, 2013, respectively. The Company determined that the straight-line method approximates the effective interest method.

9.	Stockholders’ Equity

On October 30, 2013, the Company completed its IPO and issued 7,728,000 shares of its common stock at an IPO price of $10.00 per share, including 1,008,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares to cover over-allotments. The shares began trading on the NASDAQ Global Market on October 25, 2013. The Company received net proceeds from the IPO of approximately $68.3 million, after deducting underwriting discounts and commissions of $5.4 million and expenses of $3.6 million.

In connection with the IPO, the following events occurred:

•	On October 24, 2013, 297,366 warrants to purchase convertible preferred stock were net exercised and were subsequently automatically converted into 297,366 shares of common stock on October 30, 2013 (Note 10);

•	On October 30, 2013, 186,248 warrants to purchase convertible preferred stock were net exercised and were subsequently automatically converted into 186,248 shares of common stock on October 30, 2013 (Note 10);

•	On October 30, 2013, the outstanding shares of convertible preferred stock were automatically converted into an aggregate 12,120,531 shares of common stock (Note 8);

•	On October 30, 2013, 717,801 warrants to purchase convertible preferred stock were automatically converted into 717,801 warrants to purchase common stock, at which time the liabilities were re-measured and reclassified to equity (Note 10);

•	On October 30, 2013, the principal and interest outstanding under $18.0 million in aggregate principal amount of the Company’s 8% convertible notes due December 31, 2013 were converted into 1,860,363 shares of common stock at a conversion price equal to the IPO price of $10.00 per share (Note 6);

•	On October 30, 2013, the 2013 Omnibus Incentive Plan became effective under which 3,229,068 equity awards for common stock of the Company may be distributed (Note 11); and

•	On October 30, 2013, the 2013 Employee Stock Purchase Plan became effective under which a maximum of 645,814 shares of common stock of the Company may be issued (Note 14).

Additionally, on October 30, 2013, the Company’s certificate of incorporation was amended to increase the number of authorized shares of common stock to 150,000,000 with a par value of $0.001 per share and decrease the number of authorized preferred stock to 15,000,000 with a par value of $0.001 per share.

Holders of common stock are entitled to dividends when and if declared by the Company’s Board of Directors subject to prior rights of the holders of any preferred stock. The holder of each share of common stock is entitled to one vote.

10.	Stock Purchase Warrants

During 2006, in connection with a long-term debt agreement, the Company granted warrants to purchase 2,006 shares of Series A-2 Convertible Preferred Stock. The term of the warrants extends ten years from the grant date and the warrants are exercisable at any time during that ten-year period.

In connection with the convertible notes issued in 2012, 2010 and 2009 (Note 6), the Company sold warrants to purchase 1,275,680 and 593,863 shares of Series B, Series A-4 or Series A-3 Convertible Preferred Stock as of December 31, 2013 and December 31, 2012, respectively. The term of the warrants issued in 2010 and 2009 extends ten years from the grant date. The term of the warrants issued in 2012 extends seven years from the grant date. All warrants were issued with certain provisions that protect holders from a decline in stock price.

On October 24, 2013, warrants to purchase 297,366 shares of Series B and Series A-3 Convertible Preferred Stock were net exercised and were subsequently automatically converted into 297,366 shares of common stock on October 30, 2013. On October 30, 2013, warrants to purchase 186,248 shares of Series B, Series A-4 and Series A-3 Convertible Preferred Stock were net exercised and were subsequently automatically converted into 186,248 shares of common stock on October 30, 2013.

On October 30, 2013, upon closing of the IPO, the remaining 717,801 outstanding warrants to purchase convertible preferred stock were automatically converted into 717,801 warrants to purchase common stock and all price protection provisions associated with the warrants were removed, at which time the liabilities were revalued and reclassified to equity.

As of December 31, 2013, the following warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE	TYPE OF EQUITY SECURITY
2,006	$5.00	March 2016	Common Stock
75,000	$5.00	February 2019	Common Stock
75,000	$5.00	November 2019	Common Stock
157,500	$5.00	August 2020	Common Stock
408,295	$0.05	December 2019	Common Stock

The warrants outstanding at December 31, 2013 and December 31, 2012 are all currently exercisable with weighted-average remaining lives of 5.99 and 6.89 years, respectively.

Prior to the IPO, the Company recognized all of its outstanding warrants as liabilities on its balance sheet as they were subject to price protection provisions. The liability was revalued at each reporting period and changes in the fair value of the warrant liability were included as a component of Other income (expense), net. The initial recognition and subsequent changes in fair value of the warrant liability have no effect on the Company’s cash flows.

The following table summarizes the changes in the value of the warrant liability:

(in thousands)
Balance at December 31, 2011	$1,098

Issuance of warrants in connection with 2012 Notes	728
Change in fair value of warrant liability	630

Balance at December 31, 2012	$2,456

Issuance of warrants in connection with 2012 Notes	5,275
Change in fair value of warrant liability	3,717
Exercise of warrants	(4,888)
Reclassification of warrant liability to equity	(6,560)

Balance at December 31, 2013	$—

The Company estimates the fair value of the warrants using the Black-Scholes option-pricing model utilizing the fair value of underlying preferred and common stock. Black-Scholes has inherent limitations for use in the case of a warrant with a price protection provision, since the model is designed to be used when the inputs to the model are static throughout the life of a security. Management concluded, under the Company’s facts and circumstances, that the estimated fair values of the warrants using the Black-Scholes option-pricing model approximates, in all material respects, the values determined using a Monte Carlo valuation model. The estimates in the Black-Scholes option-pricing model and the Monte Carlo valuation model are based, in part, on assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk free rate and the fair value of the equity stock underlying the warrants.

Key assumptions utilized in the fair value calculation as of October 30, 2013, the IPO closing date, and December 31, 2012 and 2011 appear in the table below. The volatility of comparable companies was more stable in 2012 than in 2011, resulting in a lower volatility assumption in 2012 when compared to that in 2011.

		DECEMBER 31,
	OCTOBER 30, 2013	2012	2011
Expected term (years)	5.32-6.84	6.13-7.66	7.13-8.65
Volatility	65.00%	60.00%	108.74%
Risk-free interest rate	1.51%-2.00%	0.98%-1.31%	1.37%-1.64%
Dividend yield	0%	0%	0%

11.	Stock-based Compensation

Stock-based compensation expense for options granted, restricted stock, and stock purchase rights are reflected in the statement of operations as follows:

	YEAR ENDED DECEMBER 31,			PERIOD FROM INCEPTION (JUNE 22, 2005) TO DECEMBER 31, 2013
(in thousands)	2013	2012	2011
Research and development	$222	$89	$41	$400
General and administrative	2,636	341	254	3,488

Total	$2,858	$430	$295	$3,888

Stock Option Plan

The Company maintains two equity compensation plans, the 2005 Aerie Pharmaceutical Stock Plan (the “2005 Plan”) and the 2013 Omnibus Incentive Plan (the “2013 Equity Plan” and, together with the 2005 Plan, the “Plans”). On July 13, 2005, the Company’s board of directors adopted and approved the 2005 Plan, which, as amended in 2008, 2009, 2011 and 2013, provides for the granting of up to 3,586,277 stock-based awards to employees, directors and consultants of the Company. The board of directors determines price, term and vesting conditions of all stock-based awards at their grant date. Absent a public market price for the Company’s common stock prior to completion of the IPO, the board of directors determined the estimated fair market value for the underlying common stock based on their appraisal of the Company’s fair value. Stock-based awards vest over variable periods, generally ranging from one to five years, and expire not more than ten years after the date of grant. On October 30, 2013, the effective date of the 2013 Equity Plan, the 2005 Plan was frozen and no additional awards will be made under the 2005 Plan. Any shares remaining available for future grant under the 2005 Plan were allocated to the 2013 Equity Plan. The 2013 Equity Plan provides for the granting of up to 3,229,068 equity awards for common stock of the Company. As of December 31, 2013, no grants have been made under the 2013 Equity Plan.

The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding at December 31, 2010	700,816	$0.3865
Granted	494,356	0.2195
Exercised	(27,297)	0.4390
Cancelled	(15,681)	0.3240

Options outstanding at December 31, 2011	1,152,194	$0.3145
Granted	575,200	1.4470
Exercised	(12,907)	0.3870
Cancelled	(160,287)	0.2310

Options outstanding at December 31, 2012	1,554,200	$1.3890
Granted	2,009,551	3.1121
Exercised	(3,195)	0.3722
Cancelled	(370,896)	1.3844

Options outstanding at December 31, 2013	3,189,660	$2.1634
Options exercisable at December 31, 2013	1,044,933	$0.6254

The aggregate intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $9,000, $10,000 and $28,000, respectively. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for which the options were exercised.

The following table provides additional information about the Company’s stock options that are outstanding and exercisable at December 31, 2013:

EXERCISE PRICE	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	OPTIONS EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
			(000’s)				(000’s)
$0.005	46,668			1.6	46,668
0.395	73,601			4.1	73,601
0.405	465,813			5.9	465,813
0.440	2,400			4.5	2,400
0.500	58,651			1.9	58,651
0.195	236,775			7.3	179,720
0.305	67,600			7.9	36,630
1.435	154,000			8.0	73,791
1.470	74,600			8.3	45,000
2.900	304,800			9.2	43,325
3.150	1,704,752			9.7	19,334

	3,189,660	$2.1634	$50,386		1,044,933	$0.6254	$18,113

(A)	345,000 options that were issued on October 15, 2012 were cancelled on March 21, 2013, and were concurrently replaced with 174,939 options and 371,034 shares of restricted stock.

The following table provides additional information about the Company’s stock options that are outstanding and exercisable at December 31, 2012:

EXERCISE PRICE	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	OPTIONS EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
			(000’s)				(000’s)
$0.005	46,668			2.6	46,668
0.395	77,201			5.1	77,201
0.405	467,151			6.9	385,627
0.440	2,400			5.9	2,400
0.500	56,651			2.8	56,651
0.195	262,129			8.3	114,699
0.305	67,600			8.9	19,700
1.435	154,000			9.0	38,500
1.470	420,400			9.4	35,988

	1,554,200	$1.3890	$2,348		777,434	$0.4915	$1,872

(A)	345,000 options that were issued on October 15, 2012 were cancelled on March 21, 2013, and were concurrently replaced with 174,939 options and 371,034 shares of restricted stock.

As of December 31, 2013 and 2012, the Company had $13.7 million and $1.2 million, respectively, of unrecognized compensation expense related to unvested share options granted under the Plans. This cost is expected to be recognized over a weighted average period of 3.2 years as of December 31, 2013. The weighted average remaining contractual life on all outstanding options as of December 31, 2013 and 2012 was 8.4 and 5.7 years, respectively.

The intrinsic value is calculated as the difference between the estimated fair market value and the exercise price per share of the stock options. The estimated fair market value per share of common stock as of December 31, 2013 and 2012 was $17.96 and $2.90, respectively.

The estimated fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model. Options granted to non-employees are revalued at each financial reporting period until required service is performed.

Key assumptions utilized in the fair value calculation for the underlying common stock as of December 31, 2013 and December 31, 2012 and 2011 appear on the table below. The volatility of comparable companies was more stable in 2012 than in 2011, resulting in a lower volatility assumption in 2012 when compared to that in 2011.

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
Expected term (years)	6.25	6.25	6.25
Expected stock price volatility	79.20%	60.00%	126.90%
Risk-free interest rate	1.78%	1.05%	1.15%
Dividend yield	0%	0%	0%

The Company utilized the guidance set forth in the SEC Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”), to determine the expected term of options. The Company utilized the simplified method as prescribed by SAB 107, as it does not have sufficient historical exercise and post vesting termination data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to liquidity.

Volatility is based on historical volatility of several public entities that are similar to the Company as the Company does not have sufficient historical transactions of its own shares on which to base expected volatility. This peer group of companies utilized in 2013 remained consistent with that of 2012. The expected stock price volatility changed from 2011 to 2012 as a result of a change in this group of representative companies as some of the member companies in the historical group ceased to exist. Other than a one-time dividend in October 2012 related to the spin-off of certain non-core intellectual property rights (Note 13), the Company has not historically issued any dividends and does not expect to in the foreseeable future.

In the context of its IPO, the Company determined that the probability of the conversion of preferred stock into common stock, based on the consent from the holders of the requisite number of preferred shares, was high as of September 30, 2013. As a result, the allocation of the determined equity value assumed conversion of all preferred stock into common stock. For financial reporting purposes, based on recommendations from management and taking into account advice and assistance provided by third-party valuation consultants engaged to assist in such valuations, the Company’s board of directors determined that the fair value of its common stock for all equity transactions during the quarter ended September 30, 2013 and up to our IPO was equal to the IPO price of $10.00.

Restricted Common Stock

On March 21, 2013, concurrent with the cancellation of 345,000 stock options, the Company issued 371,034 shares of restricted stock to an employee. The vesting of these awards is time-based with terms of two to four years. These restricted stock awards are subject to repurchase, such that the Company has the right, but not the obligation, to repurchase unvested shares upon the employee’s termination. As of December 31, 2013, 246,068 shares of restricted stock awards were unvested and subject to repurchase.

Compensation expense related to these restricted stock awards is based on the market value of the Company’s common stock on the date of grant and is expensed on a straight-line basis (net of estimated forfeitures) over the vesting period. The weighted average remaining contractual term for restricted stock awards as of December 31, 2013 was 2.0 years. Compensation expense related to restricted stock awards for the year ended December 31, 2013 was $346,000 and was included in general and administrative expense. As of December 31, 2013 and 2012, the Company had $ 632,000 and $0, respectively, of unrecognized compensation expense, related to unvested restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.0 years as of December 31, 2013.

Stock Purchase Rights

On October 30, 2013, the Company’s 2013 Employee Stock Purchase Plan (the “Purchase Plan”) became effective (Note 14). Compensation expense for stock purchase rights under the Purchase Plan is measured and recognized on the date that the Company becomes contingently obligated to issue shares of common stock and is based on the difference between the fair value of the Company’s common stock and the purchase price on such date. Compensation expense related to stock purchase rights for the year ended December 31, 2013 was $66,000.

12.	Commitments and Contingencies

Lease Commitment Summary

The following table presents future minimum commitments of the Company due under non-cancelable operating leases with original or remaining terms in excess of one year at December 31, 2013.

Minimum lease payments were as follows at December 31, 2013:

(in thousands)
2014	$311
2015	243
2016	135
2017	139
2018	82
2019 and thereafter	—

Total minimum lease payments	$910

Rent expense was $403,000, $333,000, $210,000 and $1.8 million for 2013, 2012, 2011 and the period from inception (June 22, 2005) to December 31, 2013, respectively, and is reflected in General and administrative expenses.

Litigation

The Company is not party to any known litigation, is not aware of any unasserted claims and does not have contingency reserves established for any litigation liabilities.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

13.	Related-Party Transactions

Prior to their conversion into common stock in connection with the IPO (Note 6), the 2012 Notes were due to holders of the Company’s convertible preferred stock. Interest expense on those obligations for the years ended December 31, 2013 and 2012 was $588,000 and $16,000, respectively.

In October 2012, the Company formed Novaer Holding, Inc. (“Novaer”), a wholly-owned entity, and contributed certain non-core, non-competitive intellectual property, including an exclusive license for Aerie’s intellectual property for non-ophthalmic indications, and $0.1 million in cash for initial funding. The Board of Directors declared a dividend and distributed 100% of Novaer’s equity interests to Aerie’s stockholders and warrant holders of record as of September 6, 2012. The book value of the non-core intellectual property was $0. The cash included in the transaction was recorded as a $0.1 million cash dividend. Following this spin-off, Novaer is an independent company. Aerie does not own an equity interest and has no significant influence by contract or other means. In addition, Aerie does not retain any rights or obligations and has no share in profits or earnings. On September 6, 2013, the Company terminated its agreement to exclusively license to Novaer its intellectual property for non-ophthalmic indications. No consideration, or future obligation thereof, was exchanged in connection with this termination. As of December 31, 2013, the Company owns all of the worldwide rights to its current product candidates for all indications, both ophthalmic and non-ophthalmic.

For the years ended December 31, 2013, 2012 and 2011 and for the period from inception (June 22, 2005) to December 31, 2013, the respective amounts of approximately $190,000, $34,000, $4,000 and $422,000 were paid to board members, some of whom served as consultants of the Company through consulting agreements containing arm’s-length terms typical of agreements entered into with unaffiliated third parties.

14.	Benefit Plan

401 (k) Plan

The Company has adopted a 401(k) deferred compensation plan. Eligible employees meeting the participant criteria may contribute up to the statutory limitation ($17,500 for 2013 and $17,000 for 2012). The Company may contribute a discretionary match if it elects to do so. During the years ended December 31, 2013, 2012 and 2011, and the period from inception (June 22, 2005) to December 31, 2013, the Company contributed $0 as a matching contribution to the plan.

Employee Stock Purchase Plan

On October 30, 2013, the Company adopted the Purchase Plan under which substantially all employees may purchase the Company’s common stock through payroll deductions and lump sum contributions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the offering periods. Employees may not purchase more than $25,000 of stock during any calendar year. As of December 31, 2013, approximately 645,814 shares were reserved for future issuance under the Purchase Plan.

15.	Subsequent Events

In January 2014, the Company participated in the New Jersey Economic Development Authority’s sponsored Technology Business Tax Certificate Transfer Program to transfer $2.4 million in state tax benefits to unrelated profitable businesses with operations in the state of New Jersey. The Company received net proceeds of $2.3 million from the transfer.

On March 13, 2014, the Compensation Committee of the Board of Directors authorized common stock option grants to the officers of the Company in the aggregate amount of 751,000. These options have an exercise price of $20.70 per share, a term of ten years and are subject to vesting conditions over a four-year period. The aggregate fair value of these option grants was $11.1 million.

16.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial information for the years ended December 31, 2013 and 2012. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	FOR THE QUARTER ENDED
(in thousands, except share and per share amounts)	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
Year Ended December 31, 2013
Operating expenses	$(6,750)	$(5,686)	$(5,113)	$(4,621)
Net loss attributable to common stockholders	$(10,319)	$(10,887)	$(6,465)	$(3,927)
Net loss per share attributable to common stockholders—basic and diluted	$(0.62)	$(10.81)	$(6.59)	$(4.07)

	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
Year Ended December 31, 2012
Operating expenses	$(3,287)	$(2,789)	$(4,443)	$(3,774)
Net loss attributable to common stockholders	$(3,804)	$(3,730)	$(4,528)	$(3,587)
Net loss per share attributable to common stockholders—basic and diluted	$(4.01)	$(3.87)	$(4.75)	$(3.77)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on October 31, 2013).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on October 31, 2013).

10.1	Amended and Restated Investors’ Rights Agreement by and among Aerie Pharmaceuticals, Inc. and TPG Biotechnology Partners, L.P., ACP IV, L.P., Sofinnova Venture Partners VII, L.P., Clarus Lifesciences II, L.P., Osage University Partners I, L.P., Thomas J. van Haarlem, M.D. and Casey Kopczynski, M.D., dated February 23, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.2	First Amendment to Amended and Restated Investors’ Rights Agreement by and among Aerie Pharmaceuticals, Inc. and TPG Biotechnology Partners, L.P., ACP IV, L.P., Sofinnova Venture Partners VII, L.P., Clarus Lifesciences II, L.P. and Osage University Partners I, L.P., dated December 7, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.3	Form of Aerie Pharmaceuticals, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.4	Form of Aerie Pharmaceuticals, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.5	Form of Aerie Pharmaceuticals, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on March 19, 2014).

10.6	Aerie Pharmaceuticals, Inc. 2005 Stock Option Plan, dated as of July 13, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.7	First Amendment of Aerie Pharmaceuticals, Inc. 2005 Stock Option Plan, dated as of February 19, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.8	Second Amendment of Aerie Pharmaceuticals, Inc. 2005 Stock Option Plan, dated as of December 3, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.9	Third Amendment of Aerie Pharmaceuticals, Inc. 2005 Stock Option Plan, dated as of February 23, 2011 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.10	Fourth Amendment of Aerie Pharmaceuticals, Inc. 2005 Stock Option Plan, dated as of August 9, 2013 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.11	Fifth Amendment of Aerie Pharmaceuticals, Inc. 2005 Stock Option Plan, dated as of September 16, 2013 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.12	Separation Agreement and General Release, dated as of July 25, 2013, by and between Aerie Pharmaceuticals, Inc. and Thomas J. van Haarlem (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.13	Consulting Agreement, effective as of July 25, 2013, by and between Aerie Pharmaceuticals, Inc. and Thomas J. van Haarlem (incorporated by reference to Exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.14	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 21, 2013).

10.15	Employment Agreement, dated as of September 20, 2013, by and between Aerie Pharmaceuticals, Inc. and Vicente Anido, Jr., Ph.D. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.16	Employment Agreement, dated as of July 31, 2013, by and between Aerie Pharmaceuticals, Inc. and Thomas Mitro (incorporated by reference to Exhibit 10.17 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.17	Amended and Restated Employment Agreement, dated as of December 18, 2013, between Aerie Pharmaceuticals, Inc. and Thomas Mitro (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on December 20, 2013).

10.18	Letter Agreement, dated as of September 24, 2012, by and between Aerie Pharmaceuticals, Inc. and Richard Rubino (incorporated by reference to Exhibit 10.13 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.19	Amended and Restated Employment Agreement, dated as of December 18, 2013, between Aerie Pharmaceuticals, Inc. and Richard Rubino (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on December 20, 2013).

10.20	Amended and Restated Employment Agreement, dated as of December 18, 2013, between Aerie Pharmaceuticals, Inc. and Brian Levy (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on December 20, 2013).

10.21	Employment Agreement, dated as of December 18, 2013, between Aerie Pharmaceuticals, Inc. and Casey Kopczynski (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on December 20, 2013).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith

**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2013 and 2012, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011 and the period from inception (June 22, 2005) to December 31, 2013, (iii) Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and for the period from inception (June 22, 2005) to December 31, 2013 and (iv) Notes to Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this annual report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.