Form 10-Q
period 2014-03-31
AERIE PHARMACEUTICALS INC
filed 2014-05-13
CIK 1337553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

As of May 6, 2014, there were 23,437,055 shares of the registrant’s common stock, par value $0.001, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may, in some cases, use terms such as “predicts,” “believes,” “potential,” “proposed,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “would,” “could,” “might,” “will,” “should” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.

Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success, timing and cost of our ongoing and anticipated preclinical studies and clinical trials for our current product candidates, including statements regarding the timing of initiation and completion of the studies and trials;

•	our expectations regarding the clinical effectiveness of our product candidates and results of our clinical trials;

•	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration (“FDA”) or other regulatory authority approval of, or other action with respect to, our product candidates;

•	our expectations related to the use of proceeds from our initial public offering (“IPO”) in October 2013;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the commercial launch and potential future sales of our current or any other future product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	third-party payor reimbursement for our product candidates;

•	the glaucoma patient market size and the rate and degree of market adoption of our product candidates by eye-care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of our product candidates;

•	our plans to pursue development of our product candidates for additional indications and other therapeutic opportunities;

•	the potential advantages of our product candidates;

•	our ability to protect our proprietary technology and enforce our intellectual property rights; and

•	our expectations regarding licensing, acquisitions and strategic activities.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on regulatory approvals and economic and other environmental circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2014. You should not rely upon forward-looking statements as predictions of future events.

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

Any forward-looking statements that we make in this report are as of the date of this report. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	MARCH 31, 2014	DECEMBER 31, 2013
Assets
Current assets
Cash and cash equivalents	$35,843	$69,649
Short-term investments	29,268	—
Prepaid expenses and other current assets	672	618

Total current assets	65,783	70,267
Furniture, fixtures and equipment, net	146	132
Other assets, net	32	59

Total assets	$65,961	$70,458

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$3,690	$3,482

Total current liabilities	3,690	3,482

Total liabilities	3,690	3,482

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of March 31, 2014 and December 31, 2013; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 23,328,576 and 23,285,549 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	23	23
Additional paid-in capital	164,008	162,021
Accumulated other comprehensive loss	(21)	—
Deficit accumulated during the development stage	(101,739)	(95,068)

Total stockholders’ equity	62,271	66,976

Total liabilities and stockholders’ equity	$65,961	$70,458

The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Statements of Operations and

Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM INCEPTION (JUNE 22, 2005) TO MARCH 31,
	2014	2013	2014
Operating expenses
General and administrative	$(3,612)	$(1,466)	$(33,796)
Research and development	(5,370)	(3,155)	(60,402)

Loss from operations	(8,982)	(4,621)	(94,198)
Other income (expense), net	2,311	831	(7,409)

Net loss	$(6,671)	$(3,790)	$(101,607)

Net loss attributable to common stockholders—basic and diluted	$(6,671)	$(3,927)

Net loss per share attributable to common stockholders—basic and diluted	$(0.28)	$(4.07)

Weighted average number of common shares outstanding—basic and diluted	23,717,393	965,186

Net loss	$(6,671)	$(3,790)	$(101,607)
Unrealized loss on short-term investments	(21)	—	(21)

Comprehensive loss	(6,692)	(3,790)	(101,628)

The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM INCEPTION (JUNE 22, 2005) TO MARCH 31,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(6,671)	$(3,790)	$(101,607)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	15	15	965
Amortization and accretion costs related to notes payable—related parties	—	232	4,604
Loss (gain) on conversion of notes payable	—	—	1,916
Stock-based compensation	1,922	164	5,810
Interest payable—related parties	—	61	1,725
Change in fair value measurements	—	144	3,718
Amortization of discount on short-term investments	56	—	56
Changes in operating assets and liabilities
Prepaid, current and other assets	(27)	(57)	(704)
Accounts payable and other current liabilities	208	852	3,709

Net cash used in operating activities	(4,497)	(2,379)	(79,808)

Cash flows from investing activities
Purchase of short-term investments	(29,345)	—	(29,345)
Purchase of furniture, fixtures and equipment	(29)	(6)	(1,111)

Net cash used in investing activities	(29,374)	(6)	(30,456)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	—	—	71,870
Proceeds from sale of preferred stock	—	—	45,000
Payments of stock issuance costs	—	—	(1,216)
Proceeds from notes payable to related parties	—	3,000	34,778
Dividends paid	—	—	(130)
Payments of debt issuance costs	—	—	(115)
Proceeds from sale of common stock	—	—	3
Proceeds from exercise of stock options	—	—	16
Proceeds from exercise of warrants	—	—	8
Proceeds from exercise of stock purchase rights	65	—	65
Payments of long-term debt	—	—	(528)
Payments of initial public offering costs	—	—	(3,644)

Net cash provided by financing activities	65	3,000	146,107

Net change in cash and cash equivalents	(33,806)	615	35,843
Beginning of period	69,649	2,925	—

End of period	$35,843	$3,540	$35,843

Supplemental disclosures
Noncash financing activities
Conversion of preferred stock to common stock	$—	$—	$61,348
Conversion of convertible notes payable and accrued interest to common stock	—	—	18,604
Issuance of common stock upon net exercise of warrants	—	—	4,888
Reclassification of warrants from liabilities to equity	—	—	6,560
Conversion of long-term debt into preferred stock	—	—	17,364
Debt discount attributable to warrants	—	752	7,725
Accretion from conversion of note payable to related parties	—	73	775
Accretion of stock issuance costs	—	64	739

The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

1. The Company

Aerie Pharmaceuticals, Inc. (the “Company”) is a development stage pharmaceutical company focused on the discovery, development and commercialization of topical, small molecule drugs to treat patients with glaucoma and other diseases of the eye. Incorporated in the State of Delaware on June 22, 2005, the Company maintains its corporate headquarters in Bedminster, New Jersey, conducts research in Research Triangle Park, North Carolina, and also has an office in Newport Beach, California.

To date, the Company is in the development stage since it has not yet commenced primary operations or generated product revenue. The Company’s activities since inception primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has no current source of revenue to sustain its present activities, and it does not expect to generate revenue until and unless it receives regulatory approval of and successfully commercializes its product candidates. The Company has incurred losses and experienced negative operating cash flows since inception, and has cumulative net cash flows used in operating activities of $79.8 million and cumulative net losses of $101.6 million for the period from inception (June 22, 2005) to March 31, 2014.

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

2. Significant Accounting Policies

Basis of Presentation

The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the valuation of stock options and operating expense accruals. Actual results could differ from these estimates.

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase. The Company’s investments are comprised of money market funds, certificates of deposit, commercial paper, corporate notes and U.S. government agency securities that are classified as available-for-sale in accordance with ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheet. Investments are classified as long-term assets on the balance sheet if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. All of the Company’s investments are classified as current. Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive gain (loss) on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Other income (expense), net (Note 3). There were no realized gains or losses recognized for the three months ended March 31, 2014 or 2013 or for the period from inception (June 22, 2005) to March 31, 2014.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of March 31, 2014, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company’s material financial instruments consist primarily of cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses, all of which approximate their respective carrying values due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU 2013-11 which is an amendment to the accounting guidance on income taxes. This guidance provides clarification on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment is effective for the Company for interim and annual periods beginning after December 15, 2013. The adoption of the provisions of this guidance did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that public and non-public companies present information about reclassification adjustments for accumulated other comprehensive income in their annual financial statements in a note or on the face of the financial statements. Public companies are also required to provide this information in interim financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of the provisions of this guidance did not have a material impact on the Company’s results of operations, cash flows and financial position as the Company’s net income is equal to its comprehensive income.

Net Loss per Share Attributable to Common Stock

Basic net loss per share attributable to common stock (“Basic EPS”) is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities with the exception of warrants for common stock with a $0.05 exercise price, which are exercisable for nominal consideration, and are therefore included in the calculation of the weighted-average number of shares of common stock as common stock equivalents. Net loss attributable to common stockholders is calculated by adjusting the Company’s net loss for accretion on convertible preferred stock, if any. Diluted net loss per share attributable to common stock (“Diluted EPS”) gives effect to all dilutive potential shares of common stock outstanding during this period. For Diluted EPS, net loss attributable to common stockholders used in calculating Basic EPS is adjusted for certain items related to the dilutive securities.

For all periods presented, the Company’s potential common stock equivalents have been excluded from the computation of Diluted EPS as their inclusion would have the effect of reducing the net loss per share of common stock. Therefore, the denominator used to calculate Basic EPS and Diluted EPS is the same in all periods presented.

The Company’s potential common stock equivalents that have been excluded from the computation of Diluted EPS for all periods presented consist of the following:

	MARCH 31,
	2014	2013
Convertible preferred stock(1)	—	12,120,531
Outstanding stock options	4,177,660	1,513,199
Notes and interest payable to related parties(1)	$—	$6,077,000
Stock purchase warrants	309,506	732,232
Restricted common stock awards	210,317	368,281

(1)	In connection with the completion of the Company’s IPO, the outstanding shares of convertible preferred stock and outstanding convertible notes and accrued interest thereon were converted into 12,120,531 and 1,860,363 shares of common stock, respectively.

3. Other Income (Expense), Net

Other income (expense), net consists of the following:

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM INCEPTION (JUNE 22, 2005) TO MARCH 31,
(in thousands)	2014	2013	2014
Interest expense	$—	$(293)	$(6,329)
(Loss)/gain on conversion of notes payable to related parties	—	—	(1,916)
Sale of New Jersey state tax benefit	2,288	1,268	3,556
(Expense)/income due to change in fair value measurements	—	(144)	(3,718)
Investment and other income, net	23	—	998

	$2,311	$831	$(7,409)

4. Investments

Cash, cash equivalents and investments as of March 31, 2014 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and money market accounts	$30,451	$—	$—	$30,451
Certificates of deposit	1,680	—	—	1,680
Commercial paper	1,000	—	—	1,000
Corporate bonds	2,712	—	—	2,712

Total cash and cash equivalents	$35,843	$—	$—	$35,843
Investments:
Certificates of deposit (due within 1 year)	$9,912	$—	$(13)	$9,899
Commercial paper (due within 1 year)	2,996	1	—	2,997
Corporate bonds (due within 1 year)	13,876	—	(9)	13,867
Government agencies (due within 1 year)	2,505	—	—	2,505

Total investments	$29,289	$1	$(22)	$29,268

Total cash, cash equivalents, and investments	$65,132	$1	$(22)	$65,111

The Company did not hold any investments at December 31, 2013.

5. Fair Value Measurements

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

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	MARCH 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$30,451	$—	$—	$30,451
Certificates of deposit	—	1,680	—	1,680
Commercial paper	—	1,000	—	1,000
Corporate bonds	—	2,712	—	2,712

Total cash and cash equivalents	$30,451	$5,392	$—	$35,843
Investments:
Certificates of deposit	$—	$9,899	$—	$9,899
Commercial paper	—	$2,997	—	2,997
Corporate bonds	—	$13,867	—	13,867
Government agencies	—	$2,505	—	2,505

Total investments	$—	$29,268	$—	$29,268

Total cash, cash equivalents, and investments	$30,451	$34,660	$—	$65,111

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$69,649	$—	$—	$69,649

Total cash and cash equivalents	$69,649	$—	$—	$69,649

6. Accounts Payable & Other Current Liabilities

Accounts payable and other current liabilities consist of the following:

(in thousands)	MARCH 31, 2014	DECEMBER 31, 2013
Accounts payable	$1,246	$1,442
Accrued expenses and other liabilities:
Employee benefits and compensation related accruals(1)	556	966
General and administrative related accruals	491	411
Research and development related accruals	1,397	663

	$3,690	$3,482

(1)	Comprised of accrued bonus, accrued vacation, accrued severance liabilities, and liabilities under the Company’s employee stock purchase plan.

7. Stock Purchase Warrants

As of March 31, 2014 and December 31, 2013, the following equity classified warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE	TYPE OF EQUITY SECURITY
2,006	$5.00	March 2016	Common Stock
75,000	$5.00	February 2019	Common Stock
75,000	$5.00	November 2019	Common Stock
157,500	$5.00	August 2020	Common Stock
408,295	$0.05	December 2019	Common Stock

The warrants outstanding as of March 31, 2014 and December 31, 2013 are all currently exercisable with weighted-average remaining lives of 5.74 and 5.99 years, respectively.

8. Stock-based Compensation

The Company maintains two equity compensation plans, the 2005 Aerie Pharmaceutical Stock Plan (the “2005 Plan”) and the 2013 Omnibus Incentive Plan (the “2013 Equity Plan”). The 2005 Plan and the 2013 Equity Plan are referred to collectively as the “Plans.” On July 13, 2005, the Company’s board of directors adopted and approved the 2005 Plan, which, as amended in 2008, 2009, 2011 and 2013, provides for the granting of up to 3,586,277 stock-based awards to employees, directors and consultants of the Company. Stock-based awards vest over variable periods, generally ranging from one to five years, and expire not more than ten years after the date of grant. On October 30, 2013, the effective date of the 2013 Equity Plan, the 2005 Plan was frozen and no additional awards will be made under the 2005 Plan. Any shares remaining available for future grant under the 2005 Plan were allocated to the 2013 Equity Plan. The 2013 Equity Plan provides for the granting of up to 3,229,068 equity awards for common stock of the Company. The Company granted stock options to employees to purchase 995,600 and 304,800 shares of common stock during the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
			(000’s)
Options outstanding at December 31, 2013	3,189,660	$2.1634	$50,386
Granted	995,600	20.3551
Exercised	—	—
Cancelled	(7,600)	7.1837

Options outstanding at March 31, 2014	4,177,660	$6.4896	$61,413

Options exercisable at March 31, 2014	1,194,950	$0.8141	$24,348

The estimated fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model. Options granted to non-employees are re-measured at each financial reporting period until required service is performed.

Stock-based compensation expense for options granted, restricted stock and stock purchase rights are reflected in the statement of operations as follows:

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM INCEPTION (JUNE 22, 2005) TO MARCH 31,
	2014	2013	2014
Research and development	$615	$22	$1,015
General and administrative	1,307	142	4,795

Total	$1,922	$164	$5,810

As of March 31, 2014, the Company had $26.5 million of unrecognized compensation expense related to options granted under the Plans. This cost is expected to be recognized over a weighted average period of 3.3 years as of March 31, 2014. The weighted average remaining contractual life on all outstanding options as of March 31, 2014 was 8.8 years.

Restricted Common Stock

On March 21, 2013, concurrent with the cancellation of 345,000 stock options, the Company issued 371,034 shares of restricted stock to an employee. The vesting of these awards is time-based with terms of two to four years. These restricted stock awards are subject to repurchase, such that the Company has the right, but not the obligation, to repurchase unvested shares upon the employee’s termination. As of March 31, 2014, 210,317 shares of restricted stock awards were unvested and subject to repurchase.

Compensation expense related to these restricted stock awards is based on the market value of the Company’s common stock on the date of grant and is expensed on a straight-line basis (net of estimated forfeitures) over the vesting period. The weighted average remaining contractual term for restricted stock awards as of March 31, 2014 was 1.8 years. Compensation expense related to restricted stock awards for the three months ended March 31, 2014 and 2013 was $98,000 and $38,000, respectively and was included in general and administrative expense. As of March 31, 2014 and December 31, 2013, the Company had $534,000 and $632,000, respectively, of unrecognized compensation expense, related to unvested restricted stock awards. This cost is expected to be recognized over a weighted average period of 1.8 years as of March 31, 2014.

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

10. Related-Party Transactions

Prior to their conversion into common stock in connection with the IPO in October 2013, the Company’s convertible notes were due to holders of the Company’s convertible preferred stock. Interest expense on those obligations for the three months ended March 31, 2013 was $61,000.

On September 6, 2013, the Company terminated its agreement to exclusively license its intellectual property for non-ophthalmic indications to Novaer Holding, Inc. Since September 6, 2013, the Company owns all of the worldwide rights to its current product candidates for all indications, both ophthalmic and non-ophthalmic.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes that appear elsewhere in this report and with our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 26, 2014. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our lead product candidate, once-daily, triple-action Rhopressa™, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in May 2013. We plan to commence two Phase 3 registration trials of Rhopressa™ in the United States in early third quarter 2014, along with a third safety-only trial in Canada. We are also developing a second product candidate, once-daily, quadruple-action Roclatan™, which is a fixed-dose combination of Rhopressa™ and latanoprost, the most commonly prescribed drug for the treatment of patients with glaucoma. The first patients enrolled in our Phase 2b trial of Roclatan™ were dosed in January 2014 and we expect results from this trial in late June or early July 2014. We are focused on glaucoma because we believe our product candidates provide important new opportunities to improve the treatment of the disease.

We are developing Rhopressa™ as the first of a new class of compounds that is designed to lower intraocular pressure, or IOP, through novel biochemical targets. By inhibiting these targets, we believe Rhopressa™ reduces IOP via three separate mechanisms of action, or MOAs: (i) it increases fluid outflow through the trabecular meshwork, the diseased tissue of the eye, (ii) it reduces episcleral venous pressure, which represents the pressure of the blood in the episcleral veins of the eye where eye fluid drains into the bloodstream, and (iii) it reduces the production of eye fluid. Roclatan™ is a combination of Rhopressa™ and latanoprost and is designed to lower IOP through the same three MOAs as Rhopressa™ and, with a fourth MOA, through the ability of latanoprost to increase fluid outflow through the uveoscleral pathway, the eye’s secondary drain. In addition to our primary product candidates, Rhopressa™ and Roclatan™, we are in the preclinical development stage with AR-13533.

We are a development stage company and have incurred net losses since our inception in June 2005. Our operations to date have been limited to research and development and raising capital. As of March 31, 2014, we had a deficit accumulated during the development stage of $101.7 million. We recorded net losses of $6.7 million and $3.8 million for the three months ended March 31, 2014 and 2013, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing development activities, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Prior to our IPO, we raised net cash proceeds of $78.6 million from the private placement of $43.8 million of convertible preferred stock and $34.8 million of convertible notes. Subsequent to their issuance, we paid $0.5 million in cash payments on the convertible notes, $16.2 million of the convertible notes were converted into shares of convertible preferred stock which were subsequently converted into shares of common stock in connection with our IPO, and $18.0 million of the convertible notes were converted into shares of common stock in connection with our IPO. In connection with our IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock. To date, we have not generated any revenue.

We expect our research and development expenses to increase if and when we initiate future clinical trials for our Rhopressa™ and Roclatan™ product candidates and pursue regulatory approval. As we prepare for commercialization, we will likely incur significant commercial, sales, marketing and outsourced manufacturing expenses. Since our IPO in October 2013, we are also incurring additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates.

We anticipate that we will use approximately $25.0 million and $12.4 million for direct clinical and non-clinical costs, respectively, associated with the completion of Phase 3 registration trials for our product candidate Rhopressa™. As of March 31, 2014, we have incurred $2.4 million and $0.3 million of these direct clinical and non-clinical costs, respectively. We expect to use approximately $2.5 million and $1.0 million for direct clinical and non-clinical costs, respectively, associated with the completion of the Phase 2b clinical trial for our product candidate Roclatan™. As of March 31, 2014, we have incurred $0.1 million and $0.9 million of these direct clinical and non-clinical costs, respectively. We expect to use approximately $6.3 million for Phase 3 enabling activities for Roclatan™. As of March 31, 2014, we have not incurred any material costs for these activities. We intend to use the remainder of our cash and cash equivalents and short-term investments for working capital and general corporate purposes. We expect that the cash and cash equivalents and short-term investments on our balance sheet as of March 31, 2014 will not be sufficient to enable us to complete all necessary development or commercially launch these product candidates. Accordingly, we will be required to obtain further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

Financial Overview

Revenue

We have not generated any revenue from the sale of any products, and we do not expect to generate any revenue unless or until we obtain regulatory approval and commercialize our products.

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

Research and Development Expenses

Since our inception, we have focused on our development programs. Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense for research and development personnel;

•	expenses incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations and service providers that assist in conducting clinical trials and preclinical studies;

•	costs associated with preclinical activities and development activities;

•	costs associated with regulatory operations; and

•	depreciation expense for assets used in research and development activities.

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

The following table shows our research and development expenses by type of activity for the three months ended March 31, 2014 and 2013:

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(unaudited)
	(in thousands)
Rhopressa™
Direct non-clinical	$2,425	$217
Direct clinical	299	1,029

Total	$2,724	$1,246
Roclatan™
Direct non-clinical	$73	$—
Direct clinical	939	—

Total	$1,012	$—
Discontinued product candidates:
Direct non-clinical	$20	$284
Direct clinical	1	1,125

Total	$21	$1,409
Unallocated	1,613	500

Total research and development expense	$5,370	$3,155

From inception through March 31, 2014, we did not incur any direct non-clinical or direct clinical costs for AR-13533. Costs for this product candidate were primarily comprised of internal personnel costs and were included in unallocated costs. Discontinued product candidates relate to previously developed AR-12286 and related compounds, which did not meet their primary endpoints in clinical trials. We may continue to incur immaterial costs for these discontinued product candidates related to the enforcement of patent protection and general record maintenance.

From inception through March 31, 2014, we have incurred approximately $60.4 million in research and development expenses.

Research and development activities associated with the discovery and development of new drugs and products for the treatment of diseases of the eye are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase as we execute future clinical trials for our product candidates, or if the FDA requires us to conduct additional trials for approval.

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

Our expenses related to clinical trials are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with research institutions, consultants and CROs that assist in conducting and managing our clinical trials. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If future timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis. Historically, such modifications have not been material.

As a result of the uncertainties discussed above, we are unable to determine with certainty the duration and completion costs of our development programs or precisely when and to what extent we will receive revenue from the commercialization of our products. We may never succeed in achieving regulatory approval for one or more of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future preclinical studies and clinical trials, uncertainties in the clinical trial enrollment rate and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including efficacy and tolerability profiles, manufacturing capability, competition, and commercial viability.

Other Income (Expense), Net

Other income consists of interest earned on our cash and cash equivalents and short-term investments as well as the net proceeds from the sale of our net operating loss tax benefits for the state of New Jersey. Interest income is not considered significant to our historical financial statements and consists of interest earned on our cash and cash equivalents. Refer to Note 3 to our unaudited financial statements appearing elsewhere in this report for further information.

Other expense consists of interest accrued under convertible notes, amortization of debt discounts and non-cash expense related to changes in the fair value of our warrants liability arising from the stock purchase warrants. Upon closing of the IPO in October 2013, the principal and accrued interest outstanding under our convertible notes were converted into 1,860,363 shares of common stock at a conversion price equal to the IPO price of $10.00 per share. Prior to the IPO, we recognized all of our outstanding warrants as liabilities on our balance sheet as they were subject to price protection provisions. The liability was revalued at each reporting period and changes in the fair value of the warrant liability were included as a component of Other income (expense), net. Upon closing of the IPO, the remaining outstanding warrants to purchase convertible preferred stock were automatically converted into warrants to purchase common stock and all price protection provisions associated with the warrants were removed, at which time the liabilities were revalued and reclassified to equity.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of the fair value measurement of stock purchase warrants, stock-based compensation and certain research and development expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our unaudited financial statements included elsewhere in this report and Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table summarizes the results of our operations for the three months ended March 31, 2014 and 2013:

	THREE MONTHS ENDED MARCH 31,		INCREASE (DECREASE)	% INCREASE (DECREASE)
	2014	2013
	(unaudited)
	(in thousands)
Expenses:
General and administrative	$(3,612)	$(1,466)	$2,146	146%
Research and development	(5,370)	(3,155)	2,215	70%
Other income (expense), net	2,311	831	1,480	178%

Net loss	$(6,671)	$(3,790)

General and administrative expenses

General and administrative expenses increased by $2.1 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily attributable to an increase of $1.6 million in personnel costs, including new salaried employees and related expenses of $0.4 million and employee stock-based compensation expense of $1.2 million. As a result of increased audit fees, legal fees, board expenses and other business related activities in connection with operating as a public company, fees related to professional, consulting and service providers increased by $0.4 million and travel expenses increased by $0.1 million.

Research and development expenses

Research and development expenses increased by $2.2 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily due to higher direct non-clinical costs and higher unallocated expenses including employee salary and related expenses of $2.0 million and $1.1 million, respectively, partially offset by lower direct clinical costs of $0.9 million. Direct non-clinical costs increased by $2.2 million and $0.1 million for Rhopressa™ and Roclatan™, respectively, and decreased by $0.3 million for product candidates for which further advancement was discontinued during the second quarter of 2013. The decline in direct clinical costs was attributable to decreases of $0.7 million and $1.1 million for Rhopressa™ and for the discontinued product candidates as previously described, respectively, partially offset by increased costs of $0.9 million for Roclatan™.

Other income (expense), net

Other income (expense), net increased by $1.5 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was mainly due to a $1.0 million increase in income generated as a result of our participation in the New Jersey Economic Development Authority’s sponsored Technology Business Tax Certificate Transfer Program. Additionally, there was a decrease of $0.3 million in non-cash interest expense relating to the amortization of debt discounts and accrued interest and a $0.1 million decrease in non-cash expense related to the change in the fair value of warrant liabilities. Upon closing of the IPO in October 2013, the principal and accrued interest outstanding under our convertible notes were converted into 1,860,363 shares of common stock and the remaining outstanding warrants to purchase convertible preferred stock were automatically converted into warrants to purchase common stock at which time the liabilities were revalued and reclassified to equity.

Liquidity and Capital Resources

Since our inception, we have funded operations primarily through the sale of equity securities, including our IPO, and the issuance of convertible promissory notes. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. For the period from inception (June 22, 2005) to March 31, 2014, we have cumulative net cash used in operating activities of $79.8 million and cumulative net losses of $101.6 million.

As of March 31, 2014, our principal sources of liquidity were our cash and cash equivalents and short-term investments, which totaled approximately $65.1 million.

We believe that our cash and cash equivalents and short-term investments as of March 31, 2014 will be sufficient to fund our operations through approximately mid-2016. Our ability to continue as a going concern will depend, in large part, on our ability to obtain and maintain the necessary capital resources to fund our business and generate positive cash flow from operations, neither of which is certain.

On October 30, 2013, we completed our IPO and issued 7,728,000 shares of our common stock at an IPO price of $10.00 per share, including 1,008,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares to cover over-allotments. We received net proceeds from the IPO of approximately $68.3 million, after deducting underwriting discounts and commissions of $5.4 million and expenses of $3.6 million. Prior to our IPO, we raised net cash proceeds of $78.6 million from the private placement of $43.8 million of convertible preferred stock and $34.8 million of convertible notes. Subsequent to their issuance, we paid $0.5 million in cash payments on the convertible notes, $16.2 million of the convertible notes were converted into shares of convertible preferred stock, which were subsequently converted into shares of common stock in connection with our IPO, and $18.0 million of the convertible notes were converted into shares of common stock in connection with our IPO. In connection with our IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock.

The following table summarizes our sources and uses of cash:

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,497)	$(2,379)
Investing activities	(29,374)	(6)
Financing activities	65	3,000

Net change in cash and cash equivalents	$(33,806)	$615

During the three months ended March 31, 2014 and 2013, our operating activities used net cash of $4.5 million and $2.4 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was due to increases in general and administrative research and development expenses. For the three months ended March 31, 2014 and 2013 we received $2.3 million and $1.3 million, respectively, of cash proceeds from the sale of deferred state tax benefits to an unrelated third party, which decreased net loss for the respective periods.

During the three months ended March 31, 2014, our investing activities primarily related to purchases of short-term investments of $29.3 million. During the three months ended March 31, 2013, our investing activities primarily related to purchases of office furnishings and equipment to facilitate our increased research and development activities and headcount.

During the three months ended March 31, 2014 and 2013, our financing activities provided net cash of $0.1 million and $3.0 million, respectively. The net cash provided by financing activities during the three months ended March 31, 2014 was related to proceeds of $0.1 million from the exercise of stock purchase rights under our employee stock purchase plan. The net cash provided by financing activities during the three months ended March 31, 2013 was related to proceeds of $3.0 million from the sale of convertible notes.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we commence and complete Phase 3 clinical trials for Rhopressa™ and complete Phase 2b clinical trials and prepare for Phase 3 clinical trials for Roclatan™. We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through approximately mid-2016 and that we will need to raise additional capital to fund Phase 3 clinical development of Roclatan™ and our operations.

Due to the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We based our projections on assumptions that may prove to be incorrect or unreliable or may change due to circumstances beyond our control, and as a result we may consume our available capital resources earlier than we originally projected. Our future funding requirements will depend on many factors, including, but not limited to the following:

•	timing and costs of our future preclinical studies and clinical trials for our product candidates;

•	costs of any follow-on development or products;

•	timing and cost of the ongoing supportive preclinical studies and activities for our product candidates;

•	outcome, timing and costs of seeking regulatory approval;

•	costs of commercialization activities for our product candidates, if we receive regulatory approval, including the costs and timing of establishing product sales, marketing, manufacturing and distribution capabilities;

•	costs of operating as a public company, including legal, compliance, accounting and investor relations expenses;

•	terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish; and

•	filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2014:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
	(in thousands)
Operating lease obligations(1)	$854	$316	$351	$187	$—

(1)	Our operating lease obligations are related to our corporate headquarters in New Jersey, research facility in North Carolina and office in Newport Beach, California.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of March 31, 2014, totaled $35.8 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our short-term investments totaled $29.3 million as of March 31, 2014 and consisted of certificates of deposit, commercial paper, corporate notes and U.S. government agency securities. We had cash and cash equivalents on hand of $69.6 million as of December 31, 2013. Given the short-term nature of our cash equivalents and short-term investments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

As of March 31, 2014, we have used a portion of the proceeds from the sale of these securities to fund the direct clinical and non-clinical costs associated with the development of our lead product candidates and for working capital and general corporate purposes. We have invested the balance of the net proceeds from the IPO in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on October 28, 2013 pursuant to Rule 424(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: May 13, 2014	/s/ RICHARD J. RUBINO
Richard J. Rubino
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

10.1	Form of Aerie Pharmaceuticals, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on March 19, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013, (ii) Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013 and the period from inception (June 22, 2005) to March 31, 2014 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the period from inception (June 22, 2005) to March 31, 2014 (unaudited) and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10- Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.