Form 10-Q
period 2014-06-30
AERIE PHARMACEUTICALS INC
filed 2014-08-07
CIK 1337553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

As of July 30, 2014, there were 23,889,994 shares of the registrant’s common stock, par value $0.001, outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	JUNE 30, 2014	DECEMBER 31, 2013
Assets
Current assets
Cash and cash equivalents	$27,876	$69,649
Short-term investments	28,448	—
Prepaid expenses and other current assets	930	618

Total current assets	57,254	70,267
Long-term investments	249	—
Furniture, fixtures and equipment, net	160	132
Other assets	39	59

Total assets	$57,702	$70,458

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$4,846	$3,482

Total current liabilities	4,846	3,482

Total liabilities	4,846	3,482

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of June 30, 2014 and December 31, 2013; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 23,866,830 and 23,285,549 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	24	23
Additional paid-in capital	166,398	162,021
Accumulated other comprehensive loss	(13)	—
Deficit accumulated during the development stage	(113,553)	(95,068)

Total stockholders’ equity	52,856	66,976

Total liabilities and stockholders’ equity	$57,702	$70,458

The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		PERIOD FROM INCEPTION (JUNE 22, 2005) TO JUNE 30, 2014
	2014	2013	2014	2013
Operating expenses
General and administrative	$(5,167)	$(1,940)	$(8,779)	$(3,406)	$(38,963)
Research and development	(6,676)	(3,173)	(12,046)	(6,328)	(67,078)

Loss from operations	(11,843)	(5,113)	(20,825)	(9,734)	(106,041)
Other income (expense), net	29	(1,215)	2,340	(384)	(7,380)

Net loss	$(11,814)	$(6,328)	$(18,485)	$(10,118)	$(113,421)

Net loss attributable to common stockholders—basic and diluted	$(11,814)	$(6,465)	$(18,485)	$(10,392)

Net loss per share attributable to common stockholders—basic and diluted	$(0.49)	$(6.59)	$(0.78)	$(10.68)

Weighted average number of common shares outstanding—basic and diluted	23,893,651	981,644	23,806,009	973,460
Net loss	$(11,814)	$(6,328)	$(18,485)	$(10,118)	$(113,421)
Unrealized gain (loss) on available-for-sale investments	8	—	(13)	—	(13)

Comprehensive loss	$(11,806)	$(6,328)	$(18,498)	$(10,118)	$(113,434)

The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share data)

	SIX MONTHS ENDED JUNE 30,		PERIOD FROM INCEPTION (JUNE 22, 2005) TO JUNE 30,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(18,485)	$(10,118)	$(113,421)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	31	30	981
Amortization and accretion costs related to notes payable—related parties	—	1,165	4,604
Loss (gain) on conversion of notes payable	—	—	1,916
Stock-based compensation	4,304	401	8,192
Interest payable—related parties	—	222	1,725
Change in fair value measurements	—	266	3,718
Amortization of discount on available-for-sale investments	157	—	157
Changes in operating assets and liabilities
Prepaid, current and other assets	(292)	(2)	(969)
Accounts payable and other current liabilities	1,364	459	4,865

Net cash used in operating activities	(12,921)	(7,577)	(88,232)

Cash flows from investing activities
Purchase of available-for-sale investments	(31,852)	—	(31,852)
Maturity of available-for-sale investments	2,985	—	2,985
Purchase of furniture, fixtures and equipment	(59)	(17)	(1,141)

Net cash used in investing activities	(28,926)	(17)	(30,008)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	—	—	71,870
Proceeds from sale of preferred stock	—	—	45,000
Payments of stock issuance costs	—	—	(1,216)
Proceeds from notes payable to related parties	—	7,500	34,778
Dividends paid	—	—	(130)
Payments of debt issuance costs	—	—	(115)
Proceeds from sale of common stock	—	—	3
Proceeds from exercise of stock options	9	1	25
Proceeds from exercise of warrants	—	—	8
Proceeds from exercise of stock purchase rights	65	—	65
Payments of long-term debt	—	—	(528)
Payments of initial public offering costs	—	(455)	(3,644)

Net cash provided by financing activities	74	7,046	146,116

Net change in cash and cash equivalents	(41,773)	(548)	27,876
Beginning of period	69,649	2,925	—

End of period	$27,876	$2,377	$27,876

Supplemental disclosures
Noncash financing activities
Conversion of preferred stock to common stock	$—	$—	$61,348
Conversion of convertible notes payable and accrued interest to common stock	—	—	18,604
Issuance of common stock upon net exercise of warrants	—	—	4,888
Reclassification of warrants from liabilities to equity	—	—	6,560
Conversion of long-term debt into preferred stock	—	—	17,364
Debt discount attributable to warrants	—	1,881	7,725
Accretion from conversion of note payable to related parties	—	146	775
Accretion of stock issuance costs	—	128	739
Deferred offering costs	—	570	—

The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

1. The Company

Aerie Pharmaceuticals, Inc. (the “Company”) is a development stage pharmaceutical company focused on the discovery, development and commercialization of topical, small molecule products to treat patients with glaucoma and other diseases of the eye. Incorporated in the State of Delaware on June 22, 2005, the Company maintains its corporate headquarters in Bedminster, New Jersey, conducts research in Research Triangle Park, North Carolina, and also has an office in Newport Beach, California.

To date, the Company is in the development stage and has not yet commenced primary operations or generated product revenue. The Company’s activities since inception primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has no current source of revenue to sustain its present activities, and it does not expect to generate revenue until and unless it receives regulatory approval of and successfully commercializes its product candidates. The Company has incurred losses and experienced negative operating cash flows since inception, and has cumulative net cash flows used in operating activities of $88.2 million and cumulative net losses of $113.4 million for the period from inception (June 22, 2005) to June 30, 2014.

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

2. Significant Accounting Policies

Basis of Presentation

The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. The results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase. The Company’s investments are comprised of money market funds, certificates of deposit, commercial paper and corporate notes that are classified as available-for-sale in accordance with ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheet. Investments are classified as long-term assets on the balance sheet if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive gain (loss) on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Other income (expense), net (Note 3). There were no realized gains or losses recognized for the three months and six months ended June 30, 2014 or 2013 or for the period from inception (June 22, 2005) to June 30, 2014.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of June 30, 2014, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-10, which eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new standard is effective for the Company for interim and annual periods beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, which is an amendment to the accounting guidance on income taxes. This guidance provides clarification on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment is effective for the Company for interim and annual periods beginning after December 15, 2013. The adoption of the provisions of this guidance did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that public and non-public companies present information about reclassification adjustments for accumulated other comprehensive income in their annual financial statements in a note or on the face of the financial statements. Public companies are also required to provide this information in interim financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of the provisions of this guidance did not have a material impact on the Company’s results of operations, cash flows and financial position.

Net Loss per Share Attributable to Common Stock

Basic net loss per share attributable to common stock (“Basic EPS”) is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities with the exception of warrants for common stock with a $0.05 exercise price, which are exercisable for nominal consideration, and shares that are unequivocally issuable under the Company’s employee stock purchase plan and are therefore included in the calculation of the weighted-average number of shares of common stock as common stock equivalents. Net loss attributable to common stockholders is calculated by adjusting the Company’s net loss for accretion on convertible preferred stock, if any. Diluted net loss per share attributable to common stock (“Diluted EPS”) gives effect to all dilutive potential shares of common stock outstanding during this period. For Diluted EPS, net loss attributable to common stockholders used in calculating Basic EPS is adjusted for certain items related to the dilutive securities.

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

The Company’s potential common stock equivalents that have been excluded from the computation of Diluted EPS for all periods presented consist of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Convertible preferred stock(1)	—	12,120,531	—	12,120,531
Outstanding stock options	3,809,370	1,509,430	3,809,370	1,509,430
Notes and interest payable to related parties(1)	$—	$10,738,000	$—	$10,738,000
Stock purchase warrants	309,506	936,778	309,506	936,778
Unvested restricted common stock awards	174,566	343,228	174,566	343,228

(1)	In connection with the completion of the Company’s IPO, the outstanding shares of convertible preferred stock and outstanding convertible notes and accrued interest thereon were converted into 12,120,531 and 1,860,363 shares of common stock, respectively.

3. Other Income (Expense), Net

Other income (expense), net consists of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		PERIOD FROM INCEPTION (JUNE 22, 2005) TO JUNE 30, 2014
(in thousands)	2014	2013	2014	2013
Interest expense	$—	$(1,094)	$—	$(1,387)	$(6,329)
(Loss)/gain on conversion of notes payable to related parties	—	—	—	—	(1,916)
Sale of New Jersey state tax benefit	—	—	2,288	1,268	3,556
(Expense)/income due to change in fair value measurements	—	(122)	—	(266)	(3,718)
Investment and other income, net	29	1	52	1	1,027

	$29	$(1,215)	$2,340	$(384)	$(7,380)

4. Investments

Cash, cash equivalents and investments as of June 30, 2014 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$27,876	$—	$—	$27,876

Total cash and cash equivalents	$27,876	$—	$—	$27,876
Investments:
Certificates of deposit (due within 1 year)	$10,866	$—	$(9)	$10,857
Commercial paper (due within 1 year)	2,998	1	—	2,999
Corporate bonds (due within 1 year)	14,596	1	(5)	14,592
Corporate bonds (due within 2 years)	250	—	(1)	249

Total investments	$28,710	$2	$(15)	$28,697

Total cash, cash equivalents, and investments	$56,586	$2	$(15)	$56,573

The Company did not hold any investments at December 31, 2013.

5. Fair Value Measurements

The Company records certain financial assets and liabilities at fair value in accordance with the provisions of ASC Topic 820 on fair value measurements. As defined in the guidance, fair value, defined as an exit price, represents the amount that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market- based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering these assumptions, the guidance defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

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

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$27,876	$—	$—	$27,876
Certificates of deposit	—	—	—	—
Commercial paper	—	—	—	—
Corporate bonds	—	—	—	—

Total cash and cash equivalents	$27,876	$—	$—	$27,876
Investments:
Certificates of deposit	$—	$10,857	$—	$10,857
Commercial paper	—	$2,999	—	$2,999
Corporate bonds	—	$14,841	—	$14,841

Total investments	$—	$28,697	$—	$28,697

Total cash, cash equivalents, and investments	$27,876	$28,697	$—	$56,573

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$69,649	$—	$—	$69,649

Total cash and cash equivalents	$69,649	$—	$—	$69,649

6. Accounts Payable & Other Current Liabilities

Accounts payable and other current liabilities consist of the following:

(in thousands)	JUNE 30, 2014	DECEMBER 31, 2013
Accounts payable	$1,472	$1,442
Accrued expenses and other liabilities:
Employee benefits and compensation related accruals(1)	842	966
General and administrative related accruals	416	411
Research and development related accruals	2,116	663

	$4,846	$3,482

(1)	Comprised of accrued bonus, accrued vacation, accrued severance liabilities, and liabilities under the Company’s employee stock purchase plan.

7. Stock Purchase Warrants

As of June 30, 2014 and December 31, 2013, the following equity classified warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE	TYPE OF EQUITY SECURITY
2,006	$5.00	March 2016	Common Stock
75,000	$5.00	February 2019	Common Stock
75,000	$5.00	November 2019	Common Stock
157,500	$5.00	August 2020	Common Stock
408,295	$0.05	December 2019	Common Stock

The warrants outstanding as of June 30, 2014 and December 31, 2013 are all currently exercisable with weighted-average remaining lives of 5.50 and 5.99 years, respectively.

8. Stock-based Compensation

The Company maintains two equity compensation plans, the 2005 Aerie Pharmaceutical Stock Plan (the “2005 Plan”) and the 2013 Omnibus Incentive Plan (the “2013 Equity Plan”). The 2005 Plan and the 2013 Equity Plan are referred to collectively as the “Plans.”

On October 30, 2013, the effective date of the 2013 Equity Plan, the 2005 Plan was frozen and no additional awards will be made under the 2005 Plan. Any shares remaining available for future grant under the 2005 Plan were allocated to the 2013 Equity Plan. The 2013 Equity Plan provides for the granting of up to 3,229,068 equity awards for common stock of the Company. The Company granted stock options to employees to purchase 1,143,700 and 304,800 shares of common stock during the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
			(000’s)
Options outstanding at December 31, 2013	3,189,660	$2.1634	$50,386
Granted	1,143,700	20.0385
Exercised	(512,640)	0.8295
Cancelled	(11,350)	7.8096

Options outstanding at June 30, 2014	3,809,370	$7.8841	$64,325

Options exercisable at June 30, 2014	759,654	$1.8800	$17,388

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

Stock-based compensation expense for options granted, restricted stock and stock purchase rights are reflected in the statement of operations as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		PERIOD FROM INCEPTION (JUNE 22, 2005) TO JUNE 30,
(in thousands)	2014	2013	2014	2013	2014
Research and development	$237	$22	$852	$44	$1,252
General and administrative	2,145	215	3,452	357	6,940

Total	$2,382	$237	$4,304	$401	$8,192

As of June 30, 2014, the Company had $26.1 million of unrecognized compensation expense related to options granted under the Plans. This cost is expected to be recognized over a weighted average period of 3.0 years as of June 30, 2014. The weighted average remaining contractual life on all outstanding options as of June 30, 2014 was 8.8 years.

Restricted Common Stock

On March 21, 2013, concurrent with the cancellation of 345,000 stock options, the Company issued 371,034 shares of restricted stock to an employee. The vesting of these awards is time-based with terms of two to four years. These restricted stock awards are subject to repurchase, such that the Company has the right, but not the obligation, to repurchase unvested shares upon the employee’s termination. As of June 30, 2014, 174,566 shares of restricted stock awards were unvested and subject to repurchase.

Compensation expense related to these restricted stock awards is based on the market value of the Company’s common stock on the date of grant and is expensed on a straight-line basis (net of estimated forfeitures) over the vesting period. The weighted average remaining contractual term for restricted stock awards as of June 30, 2014 was 1.6 years. Compensation expense related to restricted stock awards for the three months and six months ended June 30, 2014 was $97,000 and $195,000, respectively and was included in general and administrative expense.

As of June 30, 2014, the Company had $437,000 of unrecognized compensation expense, related to unvested restricted stock awards. This cost is expected to be recognized over a weighted average period of 1.6 years as of June 30, 2014.

9. Commitments and Contingencies

Lease Commitment

In June 2014, the Company entered into a lease agreement (the “Agreement”) to expand its existing headquarters located in Bedminster, New Jersey. The Agreement will provide the Company with an additional 7,000 square feet of leased office space under a lease that expires in August 2020. Additionally, as part of the Agreement, the Company extended the term of the lease on its existing headquarters from July 2018 to August 2020. Total additional rental payments under the Agreement are approximately $1.5 million and are expected to be incurred from August 2014 to August 2020.

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

10. Related-Party Transactions

In connection with the completion of the Company’s IPO in October 2013, the outstanding shares of convertible preferred stock and outstanding convertible notes and accrued interest thereon were converted into 12,120,531 and 1,860,363 shares of common stock, respectively. Prior to their conversion into common stock in connection with the IPO, the Company’s convertible notes were due to holders of the Company’s convertible preferred stock. Interest expense on those obligations for the three months and six months ended June 30, 2013 was $161,000 and $222,000, respectively.

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

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our lead product candidate, once-daily, triple-action Rhopressa™, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in May 2013. The first patients enrolled in our Phase 3 registration trials of Rhopressa™ were dosed in early July 2014. There will be two trials conducted in the United States and one safety-only study in Canada. We are also developing a second product candidate, once-daily, quadruple-action Roclatan™, which is a fixed-dose combination of Rhopressa™ and latanoprost, the most commonly prescribed drug for the treatment of patients with glaucoma. Roclatan™ successfully completed a Phase 2b clinical trial in June 2014 and preparatory steps for Phase 3 registration trials have commenced. We are focused on glaucoma because we believe our product candidates provide important new opportunities to improve the treatment of the disease.

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

We have incurred net losses since our inception in June 2005. Our operations to date have been limited to research and development and raising capital. As of June 30, 2014, we had a deficit accumulated during the development stage of $113.6 million. We recorded net losses of $11.8 million and $18.5 million for the three months and six months ended June 30, 2014, respectively, and net losses of $6.3 million and $10.1 million for the three months and six months ended June 30, 2013, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing development activities, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Prior to our IPO, we raised net cash proceeds of $78.6 million from the private placement of $43.8 million of convertible preferred stock and $34.8 million of convertible notes. Subsequent to the issuance of the convertible notes, we made $0.5 million in cash payments, $16.2 million were converted into shares of convertible preferred stock which were subsequently converted into shares of common stock in connection with our IPO, and $18.0 million were converted into shares of common stock in connection with our IPO. In connection with our IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock.

We expect our research and development expenses to increase as we initiate and conduct clinical trials for our Rhopressa™ and Roclatan™ product candidates and pursue regulatory approval. As we prepare for commercialization, we will likely incur significant commercial, sales, marketing and outsourced manufacturing expenses. Since our IPO in October 2013, we are also incurring additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses at least for the next several years. To date, we have not generated product revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates.

We estimate that we have sufficient funding to sustain operations through approximately mid-2016 but that the cash and cash equivalents and investments on our balance sheet as of June 30, 2014 will not be sufficient to enable us to complete all necessary development or commercially launch our product candidates. Accordingly, we will be required to obtain further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

Financial Overview

Revenue

We have not generated any revenue from the sale of any products, and we do not expect to generate any revenue unless or until we obtain regulatory approval and commercialize our products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation for all officers and employees in general management, finance and administration. Other significant expenses include facilities expenses and professional fees for accounting, legal and other services.

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

The following table shows our research and development expenses by product candidate and type of activity for the three months and six months ended June 30, 2014 and 2013:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)
Rhopressa™
Direct non-clinical	$2,103	$684	$4,528	$901
Direct clinical	1,919	272	2,218	1,301

Total	$4,022	$956	$6,746	$2,202
Roclatan™
Direct non-clinical	$81	$—	$154	$—
Direct clinical	911	—	1,850	—

Total	$992	$—	$2,004	$—
Discontinued product candidates
Direct non-clinical	$33	$181	$53	$465
Direct clinical	—	1,450	1	2,575

Total	$33	$1,631	$54	$3,040
Unallocated	1,629	586	3,242	1,086

Total research and development expense	$6,676	$3,173	$12,046	$6,328

From inception through June 30, 2014, we did not incur any direct non-clinical or direct clinical costs for AR-13533. Costs for this product candidate were primarily comprised of internal personnel costs and were included in unallocated costs. Discontinued product candidates relate to previously developed AR-12286 and related compounds, which did not meet their primary endpoints in clinical trials. We may continue to incur immaterial costs for these discontinued product candidates related to the enforcement of patent protection and general record maintenance.

From inception through June 30, 2014, we have incurred approximately $67.1 million in research and development expenses.

Research and development activities associated with the discovery and development of new drugs and products for the treatment of diseases of the eye are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase as we conduct future clinical trials for our product candidates, or if the FDA requires us to conduct additional trials for approval.

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

Other Income (Expense), Net

Other income consists of interest earned on our cash and cash equivalents and investments as well as the net proceeds from the sale of our net operating loss tax benefits for the state of New Jersey. Interest income is not considered significant to our historical financial statements and consists of interest earned on our cash and cash equivalents. Refer to Note 3 to our unaudited financial statements appearing elsewhere in this report for further information.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations for the three months ended June 30, 2014 and 2013:

	THREE MONTHS ENDED JUNE 30,		INCREASE (DECREASE)	% INCREASE (DECREASE)
	2014	2013
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(5,167)	$(1,940)	$3,227	166%
Research and development	(6,676)	(3,173)	3,503	110%
Other income (expense), net	29	(1,215)	1,244	N/A

Net loss	$(11,814)	$(6,328)

General and administrative expenses

General and administrative expenses increased by $3.2 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily attributable to an increase of $2.2 million in personnel costs, including employee stock-based compensation expense of $1.9 million and new salaried employees and related expenses of $0.3 million. As a result of increased audit fees, legal fees, board expenses and other business related activities in connection with operating as a public company, fees related to professional, consulting and service providers increased by $0.9 million and travel expenses increased by $0.1 million.

Research and development expenses

During the three months ended June 30, 2014, our research and development activity was primarily associated with the preparation of Phase 3 registration trials for RhopressaTM and the completion of the Phase 2b clinical trial of RoclatanTM. Research and development expenses increased by $3.5 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Costs for RhopressaTM increased by $3.1 million as direct clinical costs and direct non-clinical costs increased $1.7 million and $1.4 million, respectively. Costs for RoclatanTM increased $1.0 million as direct clinical and direct non-clinical costs increased $0.9 million and $0.1 million. Additionally, unallocated expenses including employee salary and related expenses increased by $1.0 million. Research and development expenses for product candidates for which further advancement was discontinued during the second quarter of 2013 decreased by $1.6 million.

Other income (expense), net

Other income (expense), net increased by $1.2 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was mainly due to a decrease of $1.1 million in non-cash interest expense relating to the amortization of debt discounts and accrued interest and a $0.1 million decrease in non-cash expense related to the change in the fair value of warrant liabilities. Upon closing of the IPO in October 2013, the principal and accrued interest outstanding under our convertible notes were converted into 1,860,363 shares of common stock and the remaining outstanding warrants to purchase convertible preferred stock were automatically converted into warrants to purchase common stock at which time the liabilities were revalued and reclassified to equity.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations for the six months ended June 30, 2014 and 2013:

	SIX MONTHS ENDED JUNE 30,		INCREASE (DECREASE)	% INCREASE (DECREASE)
	2014	2013
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(8,779)	$(3,406)	$5,373	158%
Research and development	(12,046)	(6,328)	5,718	90%
Other income (expense), net	2,340	(384)	2,724	N/A

Net loss	$(18,485)	$(10,118)

General and administrative expenses

General and administrative expenses increased by $5.4 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily attributable to an increase of $3.7 million in personnel costs, including employee stock-based compensation expense of $3.1 million and new salaried employees and related expenses of $0.6 million. As a result of increased audit fees, legal fees, board expenses and other business related activities in connection with operating as a public company, fees related to professional, consulting and service providers increased by $1.5 million and travel expenses increased by $0.2 million.

Research and development expenses

During the six months ended June 30, 2014, our research and development activity was primarily associated with the preparation of Phase 3 registration trials for RhopressaTM and the initiation and completion of the Phase 2b clinical trial of RoclatanTM. Research and development expenses increased by $5.7 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Costs for RhopressaTM increased by $4.5 million as direct non-clinical costs and direct clinical costs increased $3.6 million and $0.9 million, respectively. Costs for RoclatanTM increased $2.0 million as direct clinical and direct non-clinical costs increased $1.9 million and $0.1 million. Additionally, unallocated expenses including employee salary and related expenses increased by $2.2 million. Research and development expenses for product candidates for which further advancement was discontinued during the second quarter of 2013 decreased by $3.0 million.

Other income (expense), net

Other income (expense), net increased by $2.7 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was mainly due to a $1.0 million increase in income generated as a result of our participation in the New Jersey Economic Development Authority’s sponsored Technology Business Tax Certificate Transfer Program. Additionally, there was a decrease of $1.4 million in non-cash interest expense relating to the amortization of debt discounts and accrued interest and a $0.3 million decrease in non-cash expense related to the change in the fair value of warrant liabilities. Upon closing of the IPO in October 2013, the principal and accrued interest outstanding under our convertible notes were converted into 1,860,363 shares of common stock and the remaining outstanding warrants to purchase convertible preferred stock were automatically converted into warrants to purchase common stock at which time the liabilities were revalued and reclassified to equity.

Liquidity and Capital Resources

Since our inception, we have funded operations primarily through the sale of equity securities, including our IPO, and the issuance of convertible promissory notes. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. For the period from inception (June 22, 2005) to June 30, 2014, we have cumulative net cash used in operating activities of $88.2 million and cumulative net losses of $113.4 million.

As of June 30, 2014, our principal sources of liquidity were our cash and cash equivalents and investments, which totaled approximately $56.6 million.

We believe that our cash and cash equivalents and investments as of June 30, 2014 will be sufficient to fund our operations through approximately mid-2016. Our ability to continue as a going concern will depend, in large part, on our ability to obtain and maintain the necessary capital resources to fund our business and generate positive cash flow from operations, neither of which is certain.

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

The following table summarizes our sources and uses of cash:

	SIX MONTHS ENDED JUNE 31,
	2014	2013
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,921)	$(7,577)
Investing activities	(28,926)	(17)
Financing activities	74	7,046

Net change in cash and cash equivalents	$(41,773)	$(548)

During the six months ended June 30, 2014 and 2013, our operating activities used net cash of $12.9 million and $7.6 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was due to increases in general and administrative and research and development expenses. For the six months ended June 30, 2014 and 2013, we received $2.3 million and $1.3 million, respectively, of cash proceeds from the sale of deferred state tax benefits to an unrelated third party, which decreased net loss for the respective periods.

During the six months ended June 30, 2014, our investing activities used net cash of $28.9 million primarily related to purchases of available-for-sale investments of $31.9 million, which was partially offset by maturity of available-for-sale investments of $3.0 million. During the six months ended June 30, 2013, our investing activities primarily related to purchases of office furnishings and equipment to accommodate our business growth.

During the six months ended June 30, 2014 and 2013, our financing activities provided net cash of $0.1 million and $7.0 million, respectively. The net cash provided by financing activities during the six months ended June 30, 2014 was primarily related to proceeds of $0.1 million from the exercise of stock purchase rights under our employee stock purchase plan. The net cash provided by financing activities during the six months ended June 30, 2013 was related to proceeds of $7.5 million from the sale of convertible notes, partially offset by $0.5 million in payments made in preparation for our IPO.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we conduct Phase 3 clinical trials for Rhopressa™ and prepare for Phase 3 clinical trials for Roclatan™. We expect that our existing cash and cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through approximately mid-2016 and that we will need to raise additional capital to fund Phase 3 clinical development of Roclatan™ and our operations.

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

We expect that we will need to obtain substantial additional funding in order to obtain regulatory approvals for any product candidates and support commercialization and ongoing business activities. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on acceptable terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2014:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
	(in thousands)
Operating lease obligations(1)	$2,294	$470	$666	$692	$466

(1)	Our operating lease obligations are related to our corporate headquarters in New Jersey, research facility in North Carolina and office in Newport Beach, California.

In June 2014, we entered into a lease agreement (the “Agreement”) to expand our existing headquarters located in Bedminster, New Jersey. The Agreement will provide us with an additional 7,000 square feet of leased office space under a lease that expires in August 2020. Additionally, as part of the Agreement, we extended the term of the lease on our existing headquarters from July 2018 to August 2020. Total additional rental payments under the Agreement are approximately $1.5 million and are expected to be incurred from August 2014 to August 2020.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of June 30, 2014, totaled $27.9 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our investments totaled $28.7 million as of June 30, 2014 and consisted of certificates of deposit, commercial paper and corporate notes. We had cash and cash equivalents on hand of $69.6 million as of December 31, 2013. Given the short-term nature of our cash equivalents and investments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

As of June 30, 2014, we have used a portion of the proceeds from the sale of these securities to fund the direct clinical and non- clinical costs associated with the development of our lead product candidates and for working capital and general corporate purposes. We have invested the balance of the net proceeds from the IPO in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on October 28, 2013 pursuant to Rule 424(b) under the Securities Act.

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

AERIE PHARMACEUTICALS, INC.

Date: August 7, 2014	/s/ RICHARD J. RUBINO
Richard J. Rubino
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013, (ii) Statements of Operations and Comprehensive Loss for the three months ended June 30, 2014 and 2013, the six months ended June 30, 2014 and 2013, and the period from inception (June 22, 2005) to June 30, 2014 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and for the period from inception (June 22, 2005) to June 30, 2014 (unaudited) and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.