Form 10-Q
period 2014-09-30
AERIE PHARMACEUTICALS INC
filed 2014-11-12
CIK 1337553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 5, 2014, there were 23,984,485 shares of the registrant’s common stock, par value $0.001, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may, in some cases, use terms such as “predicts,” “believes,” “potential,” “proposed,” “focused,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “would,” “could,” “might,” “will,” “should,” “exploring,” “pursuing” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.

Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success, timing and cost of our ongoing and anticipated preclinical studies and clinical trials for our current product candidates, including statements regarding the timing of initiation and completion of the studies and trials;

•	our expectations regarding the clinical effectiveness of our product candidates and results of our clinical trials;

•	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration or other regulatory authority approval of, or other action with respect to, our product candidates;

•	our expectations related to the use of proceeds from our initial public offering (“IPO”) in October 2013 and the issuance and sale of our senior secured convertible notes in September 2014;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the commercial launch and potential future sales of our current or any other future product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	third-party payor reimbursement for our product candidates;

•	the glaucoma patient market size and the rate and degree of market adoption of our product candidates by eye-care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of our product candidates;

•	our plans to pursue development of our product candidates for additional indications and other therapeutic opportunities;

•	the potential advantages of our product candidates;

•	our ability to protect our proprietary technology and enforce our intellectual property rights; and

•	our expectations regarding licensing, acquisitions and strategic activities.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on regulatory approvals and economic and other environmental circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item IA of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2014. You should not rely upon forward-looking statements as predictions of future events.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Assets
Current assets
Cash and cash equivalents	$148,884	$69,649
Short-term investments	22,177	—
Prepaid expenses and other current assets	656	618

Total current assets	171,717	70,267
Furniture, fixtures and equipment, net	228	132
Other assets	1,338	59

Total assets	$173,283	$70,458

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$6,999	$3,482

Total current liabilities	6,999	3,482

Convertible notes, net of discounts	124,125	—

Total liabilities	131,124	3,482

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of September 30, 2014 and December 31, 2013; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 23,967,696 and 23,285,549 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	24	23
Additional paid-in capital	168,844	162,021
Accumulated other comprehensive loss	(9)	—
Deficit accumulated during the development stage	(126,700)	(95,068)

Total stockholders’ equity	42,159	66,976

Total liabilities and stockholders’ equity	$173,283	$70,458

The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM INCEPTION (JUNE 22, 2005) TO SEPTEMBER 30, 2014
	2014	2013	2014	2013
Operating expenses
General and administrative	$(4,944)	$(3,287)	$(13,723)	$(6,693)	$(43,907)
Research and development	(8,230)	(2,399)	(20,276)	(8,727)	(75,308)

Loss from operations	(13,174)	(5,686)	(33,999)	(15,420)	(119,215)
Other income (expense), net	27	(5,062)	2,367	(5,446)	(7,353)

Net loss	$(13,147)	$(10,748)	$(31,632)	$(20,866)	$(126,568)

Net loss attributable to common stockholders—basic and diluted	$(13,147)	$(10,887)	$(31,632)	$(21,279)

Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(10.81)	$(1.32)	$(21.61)

Weighted average number of common shares outstanding—basic and diluted	24,325,166	1,006,893	23,980,963	984,727
Net loss	$(13,147)	$(10,748)	$(31,632)	$(20,866)	$(126,568)
Unrealized gain (loss) on available-for-sale investments	4	—	(9)	—	(9)

Comprehensive loss	$(13,143)	$(10,748)	$(31,641)	$(20,866)	$(126,577)

The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share data)

	NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM INCEPTION (JUNE 22, 2005) TO SEPTEMBER 30,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(31,632)	$(20,866)	$(126,568)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	50	47	1,000
Amortization and accretion costs related to notes payable—related parties	—	2,377	4,604
Loss (gain) on conversion of notes payable	—	—	1,916
Stock-based compensation	6,696	1,531	10,584
Interest payable—related parties	—	488	1,725
Change in fair value measurements	—	3,850	3,718
Amortization of discount on available-for-sale investments	247	—	247
Changes in operating assets and liabilities
Prepaid, current and other assets	(20)	(18)	(697)
Accounts payable and other current liabilities	2,267	1,025	5,768

Net cash used in operating activities	(22,392)	(11,566)	(97,703)

Cash flows from investing activities
Purchase of available-for-sale investments	(34,593)	—	(34,593)
Maturity of available-for-sale investments	10,660	—	10,660
Sale of available-for-sale investments	1,500	—	1,500
Purchase of furniture, fixtures and equipment	(146)	(28)	(1,228)

Net cash used in investing activities	(22,579)	(28)	(23,661)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of discounts	124,375	—	124,375
Payments of debt issuance costs	(297)	—	(412)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	—	—	71,870
Payments of initial public offering costs	—	(1,713)	(3,644)
Proceeds from sale of preferred stock	—	—	45,000
Payments of stock issuance costs	—	—	(1,216)
Proceeds from notes payable to related parties	—	15,000	34,778
Dividends paid	—	—	(130)
Proceeds from sale of common stock	—	—	3
Proceeds from exercise of stock options	9	1	25
Proceeds from exercise of warrants	—	—	8
Proceeds from exercise of stock purchase rights	119	—	119
Payments of long-term debt	—	—	(528)

Net cash provided by financing activities	124,206	13,288	270,248

Net change in cash and cash equivalents	79,235	1,694	148,884
Beginning of period	69,649	2,925	—

End of period	$148,884	$4,619	$148,884

Supplemental disclosures
Noncash financing activities
Conversion of preferred stock to common stock	$—	$—	$61,348
Conversion of convertible notes payable and accrued interest to common stock	—	—	18,604
Issuance of common stock upon net exercise of warrants	—	—	4,888
Reclassification of warrants from liabilities to equity	—	—	6,560
Conversion of long-term debt into preferred stock	—	—	17,364
Debt discount attributable to warrants	—	5,275	7,725
Accretion from conversion of note payable to related parties	—	220	775
Accretion of stock issuance costs	—	193	739
Deferred offering costs	—	617	—
Deferred costs from issuance of convertible notes	250	—	250
Deferred financing costs	1,000	—	1,000

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

To date, the Company is in the development stage and has not yet commenced primary operations or generated product revenue. The Company’s activities since inception primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has no current source of revenue to sustain its present activities, and it does not expect to generate revenue until and unless it receives regulatory approval of and successfully commercializes its product candidates. The Company has incurred losses and experienced negative operating cash flows since inception, and has cumulative net cash flows used in operating activities of $97.7 million and cumulative net losses of $126.6 million for the period from inception (June 22, 2005) to September 30, 2014.

The Company has funded its operations primarily through the sale of equity securities and issuance of convertible notes. In October 2013, the Company completed its initial public offering (“IPO”) and issued 7,728,000 shares of its common stock at an IPO price of $10.00 per share, including 1,008,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares to cover over-allotments. The Company received net proceeds from the IPO of approximately $68.3 million, after deducting underwriting discounts and commissions of $5.4 million and expenses of $3.6 million. On September 30, 2014, the Company issued $125.0 million aggregate principal amount of senior secured convertible notes (the “Convertible Notes”). The Company received net proceeds from the issuance of the Convertible Notes of approximately $124.1 million, after deducting discounts and certain expenses of $875,000. Refer to Note 7 for further information regarding the Convertible Notes.

If the Company does not successfully commercialize any of its product candidates, it may be unable to generate product revenue or achieve profitability. Accordingly, the Company may be required to obtain further funding through other public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or commercialization efforts. The Company estimates that it has sufficient funding to sustain operations through product commercialization of RhopressaTM and RoclatanTM, pending successful outcome of their trials and FDA approval.

2. Significant Accounting Policies

Basis of Presentation

The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. The results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase. The Company’s investments are comprised of certificates of deposit and corporate notes that are classified as available-for-sale in accordance with ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheet. Investments are classified as long-term assets on the balance sheet if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive gain (loss) on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Other income (expense), net (Note 3). There were no realized gains or losses recognized for the three months and nine months ended September 30, 2014 or 2013 or for the period from inception (June 22, 2005) to September 30, 2014.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of September 30, 2014, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of the Company’s Convertible Notes and are included in Other assets. The Company amortizes deferred financing costs through the earlier of maturity or the conversion of the Convertible Notes using the effective interest method. Refer to Note 7 for further information regarding the Convertible Notes.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The estimated fair value of the Company’s Convertible Notes also approximates carrying value as of September 30, 2014, the date of the Convertible Note transaction. Refer to Note 7 for further information regarding the Convertible Notes.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the Company for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-10, which eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new standard is effective for the Company for interim and annual periods beginning after December 15, 2014, with early adoption permitted. Upon adoption of ASU 2014-10, the Company will no longer disclose inception-to-date information in its Statement of Operations and Comprehensive Loss, Cash Flows and Stockholders’ Deficit and the related notes thereto.

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

Net Loss per Share Attributable to Common Stock

Basic net loss per share attributable to common stock (“Basic EPS”) is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities with the exception of warrants for common stock with a $0.05 exercise price, which are exercisable for nominal consideration and are therefore included in the calculation of the weighted-average number of shares of common stock as common stock equivalents. Net loss attributable to common stockholders is calculated by adjusting the Company’s net loss for accretion on convertible preferred stock, if any. Diluted net loss per share attributable to common stock (“Diluted EPS”) gives effect to all dilutive potential shares of common stock outstanding during this period. For Diluted EPS, net loss attributable to common stockholders used in calculating Basic EPS is adjusted for certain items related to the dilutive securities.

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

The Company’s potential common stock equivalents that have been excluded from the computation of Diluted EPS for all periods presented consist of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Convertible Notes(1)	5,040,323	—	5,040,323	—
Convertible preferred stock(2)	—	12,120,531	—	12,120,531
Outstanding stock options	3,792,152	3,189,660	3,792,152	3,189,660
Notes and interest payable to related parties(2)	$—	$18,504,000	$—	$18,504,000
Stock purchase warrants	309,506	1,277,686	309,506	1,277,686
Unvested restricted common stock awards	138,815	317,900	138,815	317,900

(1)	Conversion is limited to a 9.985% ownership cap in shares of common stock by the holder. Additionally, the Convertible Notes provide for an increase in the conversion rate if conversion is elected in connection with a significant corporate transaction. Refer to Note 7 for further information regarding the Convertible Notes.
(2)	In connection with the completion of the Company’s IPO, the outstanding shares of convertible preferred stock and outstanding convertible notes to related parties and accrued interest thereon were converted into 12,120,531 and 1,860,363 shares of common stock, respectively.

3. Other Income (Expense), Net

Other income (expense), net consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM INCEPTION (JUNE 22, 2005) TO SEPTEMBER 30, 2014
(in thousands)	2014	2013	2014	2013
Interest expense	$—	$(1,477)	$—	$(2,865)	$(6,329)
Loss on conversion of notes payable to related parties	—	—	—	—	(1,916)
Sale of New Jersey state tax benefit	—	—	2,288	1,268	3,556
Expense due to change in fair value measurements	—	(3,585)	—	(3,850)	(3,718)
Investment and other income, net	27	—	79	1	1,054

	$27	$(5,062)	$2,367	$(5,446)	$(7,353)

4. Investments

Cash, cash equivalents and investments as of September 30, 2014 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$148,884	$—	$—	$148,884

Total cash and cash equivalents	$148,884	$—	$—	$148,884
Investments:
Certificates of deposit (due within 1 year)	$9,869	$—	$(6)	$9,863
Corporate bonds (due within 1 year)	12,317	1	(4)	12,314

Total investments	$22,186	$1	$(10)	$22,177

Total cash, cash equivalents, and investments	$171,070	$1	$(10)	$171,061

The Company only held cash and cash equivalents at December 31, 2013 and did not hold any investments.

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

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$148,884	$—	$—	$148,884

Total cash and cash equivalents	$148,884	$—	$—	$148,884
Investments:
Certificates of deposit	$—	$9,863	$—	$9,863
Corporate bonds	—	$12,314	—	$12,314

Total investments	$—	$22,177	$—	$22,177

Total cash, cash equivalents, and investments	$148,884	$22,177	$—	$171,061

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$69,649	$—	$—	$69,649

Total cash and cash equivalents	$69,649	$—	$—	$69,649

As of September 30, 2014, the date of the Convertible Note transaction, the estimated fair value of the Company’s Convertible Notes approximates carrying value.

The Company had no long-term debt as of December 31, 2013.

6. Accounts Payable & Other Current Liabilities

Accounts payable and other current liabilities consist of the following:

(in thousands)	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Accounts payable	$3,039	$1,442
Accrued expenses and other liabilities:
Employee benefits and compensation related accruals(1)	1,170	966
General and administrative related accruals	757	411
Research and development related accruals	2,033	663

	$6,999	$3,482

(1)	Comprised of accrued bonus, accrued vacation, accrued severance liabilities, and liabilities under the Company’s employee stock purchase plan.

7. Convertible Notes

On September 30, 2014, the Company issued the Convertible Notes to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively, “Deerfield”).

The Convertible Notes bear interest at a rate of 1.75% per annum payable quarterly in arrears on the first business day of each January, April, July and October, commencing on January 1, 2015. The Convertible Notes mature on the seventh anniversary from the date of issuance, unless earlier converted.

The Convertible Notes constitute a senior secured obligation of the Company, collateralized by a first priority security interest in substantially all of the assets of the Company. The Convertible Notes provide that, upon the request of the Company, Deerfield will release all of the liens on the collateral if both of the following occur: (i) beginning one month after U.S. Food and Drug Administration approval of either RhopressaTM or RoclatanTM, shares of the Company’s common stock have traded at a price above $30 per share (subject to adjustment for any subdivision or combination of outstanding common stock) for 30 consecutive trading days, and (ii) the Company is prepared to close a financing that will be secured by a lien on the Company’s assets, subject only to the release of the lien on the Company’s assets by Deerfield.

At closing, the Company paid Deerfield a one-time transaction fee of $625,000. In addition, the Company reimbursed Deerfield in the amount of $250,000 for certain expenses incurred by Deerfield in connection with the transaction. The Company also incurred $1.3 million of legal and advisory fees in connection with the transaction.

The Convertible Notes are convertible at any time at the option of Deerfield, in whole or in part, into shares of common stock, including upon the repayment of the Convertible Notes at maturity (the “Conversion Option”). However, upon conversion, Deerfield (together with their affiliates) is limited to a 9.985% ownership cap in shares of common stock (the “9.985% Cap”). The 9.985% Cap would remain in place upon any assignment of the Convertible Notes by Deerfield.

The initial conversion price is $24.80 per share of common stock (equivalent to an initial conversion rate of 40.32 shares of common stock per $1,000 principal amount of Convertible Notes), representing a 30% premium over the closing price of the common stock on September 8, 2014. The conversion rate and the corresponding conversion price are subject to adjustment for stock dividends (other than a dividend for which Deerfield would be entitled to participate on an as-converted basis), stock splits, reverse stock splits and reclassifications. In addition, in connection with certain significant corporate transactions, Deerfield, at its option, may (i) require the Company to prepay all or a portion of the principal amount of the Convertible Notes, plus accrued and unpaid interest, or (ii) convert all or a portion of the principal amount of the Convertible Notes into, depending upon the type of transaction, shares of common stock or the right to receive upon consummation of the transaction the consideration Deerfield would have received had Deerfield converted the Convertible Notes immediately prior to the consummation of the transaction. The Convertible Notes provide for an increase in the conversion rate if Deerfield elects to convert their Convertible Notes in connection with a significant corporate transaction. The maximum increase to the initial conversion rate, in connection with a significant corporate transaction, is 12.07 shares of common stock per $1,000 principal amount of Conversion Notes, which decreases over time and is determined by reference to the price of the common stock prior to the consummation of the significant corporate transaction or the value of the significant corporate transaction.

The agreement governing the Convertible Notes contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on the Company’s assets. The agreement governing the Convertible Notes also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in the Company’s representations and warranties to Deerfield; failure to comply with any of the covenants; the Company’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against the Company; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on the Company’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.

The Company recorded the Convertible Notes as long-term debt at face value less debt discounts relating to fees and certain expenses paid to Deerfield in connection with the transaction. The Conversion Option is a derivative that qualifies for an exemption from bifurcation and liability accounting as provided for in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815”). Since the Conversion Option is not bifurcated as a derivative pursuant to ASC 815, the Company further evaluated the Conversion Option to determine whether it is considered a beneficial conversion feature (“BCF”). The Company determined that the initial accounting conversion price was greater than the fair value of the common stock at the close of trading on the date of issuance, therefore no BCF existed at inception. However, if Deerfield elects to convert their Convertible Notes in connection with a significant corporate transaction, the increase to the initial conversion rate may cause a contingent BCF to exist at the time of conversion. The contingent BCF, if any, will be recognized in earnings when the contingency is resolved and will be measured using the fair value of the common stock at the close of trading on the date of issuance and the accounting conversion price as adjusted for such an increase to the initial conversion rate.

As of September 30, 2014, the Company recognized unamortized debt discounts of $875,000. Debt discounts are amortized using the effective interest method through the earlier of maturity or the conversion of the Convertible Notes.

The table below summarizes the carrying value of the Convertible Notes as of September 30, 2014:

(in thousands)	SEPTEMBER 30, 2014
Gross proceeds	$125,000
Initial value of issuance costs recorded as debt discount	(875)
Amortization of debt discount	—

Carrying value	$124,125

For the three and nine months ended September 30, 2014, interest expense related to the Convertible Notes was $0.

8. Stock Purchase Warrants

As of September 30, 2014 and December 31, 2013, the following equity classified warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE	TYPE OF EQUITY SECURITY
2,006	$5.00	March 2016	Common Stock
75,000	$5.00	February 2019	Common Stock
75,000	$5.00	November 2019	Common Stock
157,500	$5.00	August 2020	Common Stock
408,295	$0.05	December 2019	Common Stock

The warrants outstanding as of September 30, 2014 and December 31, 2013 are all currently exercisable with weighted-average remaining lives of 5.24 and 5.99 years, respectively.

9. Stock-based Compensation

The Company maintains two equity compensation plans, the 2005 Aerie Pharmaceutical Stock Plan (the “2005 Plan”) and the 2013 Omnibus Incentive Plan (the “2013 Equity Plan”). The 2005 Plan and the 2013 Equity Plan are referred to collectively as the “Plans.”

On October 30, 2013, the effective date of the 2013 Equity Plan, the 2005 Plan was frozen and no additional awards will be made under the 2005 Plan. Any shares remaining available for future grant under the 2005 Plan were allocated to the 2013 Equity Plan. The 2013 Equity Plan provides for the granting of up to 3,229,068 equity awards for common stock of the Company. The Company granted stock options to employees to purchase 1,211,700 and 2,009,551 shares of common stock during the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
			(000’s)
Options outstanding at December 31, 2013	3,189,660	$2.1634	$50,386
Granted	1,211,700	20.1937	—
Exercised	(574,951)	0.3593	—
Cancelled	(34,257)	14.3228	—

Options outstanding at September 30, 2014	3,792,152	$8.0882	$47,788

Options exercisable at September 30, 2014	1,185,834	$2.0615	$22,090

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

Stock-based compensation expense for options granted, restricted stock and stock purchase rights are reflected in the statement of operations as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM INCEPTION (JUNE 22, 2005) TO SEPTEMBER 30,
(in thousands)	2014	2013	2014	2013	2014
Research and development	$220	$62	$1,072	$105	$1,472
General and administrative	2,172	1,068	5,624	1,426	9,112

Total	$2,392	$1,130	$6,696	$1,531	$10,584

As of September 30, 2014, the Company had $24.5 million of unrecognized compensation expense related to options granted under the Plans. This cost is expected to be recognized over a weighted average period of 2.8 years as of September 30, 2014. The weighted average remaining contractual life on all outstanding options as of September 30, 2014 was 8.6 years.

Restricted Common Stock

On March 21, 2013, concurrent with the cancellation of 345,000 stock options, the Company issued 371,034 shares of restricted stock to an employee. The vesting of these awards is time-based with terms of two to four years. These restricted stock awards are subject to repurchase, such that the Company has the right, but not the obligation, to repurchase unvested shares upon the employee’s termination. As of September 30, 2014, 138,815 shares of restricted stock awards were unvested and subject to repurchase.

Compensation expense related to these restricted stock awards is based on the market value of the Company’s common stock on the date of grant and is expensed on a straight-line basis (net of estimated forfeitures) over the vesting period. The weighted average remaining contractual term for restricted stock awards as of September 30, 2014 was 1.47 years. Compensation expense related to restricted stock awards for the three months and nine months ended September 30, 2014 was $97,000 and $292,000, respectively and was included in general and administrative expense.

As of September 30, 2014, the Company had $340,000 of unrecognized compensation expense, related to unvested restricted stock awards. This cost is expected to be recognized over a weighted average period of 1.47 years as of September 30, 2014.

10. Commitments and Contingencies

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

11. Related-Party Transactions

In connection with the completion of the Company’s IPO in October 2013, the outstanding shares of convertible preferred stock and outstanding convertible notes to related parties and accrued interest thereon were converted into 12,120,531 and 1,860,363 shares of common stock, respectively. Prior to their conversion into common stock in connection with the IPO, the Company’s convertible notes to related parties were due to holders of the Company’s convertible preferred stock. Interest expense on those obligations for the three months and nine months ended September 30, 2013 was $266,000 and $488,000, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes that appear elsewhere in this report and with our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 26, 2014. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in Part II, Item IA of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our lead product candidate, once-daily, triple-action Rhopressa™, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in May 2013. The first patients enrolled in our Phase 3 registration trials of Rhopressa™ were dosed in early July 2014. Two trials are being conducted in the United States and one safety-only study is being conducted in Canada. Our second product candidate, once-daily, quadruple-action Roclatan™, which is a fixed-dose combination of Rhopressa™ and latanoprost, the most commonly prescribed drug for the treatment of patients with glaucoma, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in June 2014. We expect Phase 3 registration trials to commence in mid-2015. Preparatory steps for these trials have already commenced.

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

We are focused on becoming a major ophthalmic pharmaceutical company. In addition to our primary product candidates, Rhopressa™ and Roclatan™, we are in the preclinical development stage with AR-13533. We are also exploring the longer-term impact of Rhopressa™ and Roclatan™ on the diseased trabecular meshwork and evaluating possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. We may license, acquire or develop additional product candidates to broaden our presence in ophthalmology. However, we have no present plans, agreements or commitments with respect to any potential acquisition, investment or license.

We have incurred net losses since our inception in June 2005. Our operations to date have been limited to research and development and raising capital. As of September 30, 2014, we had a deficit accumulated during the development stage of $126.7 million. We recorded net losses of $13.1 million and $31.6 million for the three months and nine months ended September 30, 2014, respectively, and net losses of $10.7 million and $20.9 million for the three months and nine months ended September 30, 2013, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing development activities, obtaining regulatory approval, preparing for potential commercialization of our product candidates and potentially pursuing strategic opportunities.

Prior to our initial public offering (“IPO”), we raised net cash proceeds of $78.6 million from the private placement of $43.8 million of convertible preferred stock and $34.8 million of convertible notes. Subsequent to the issuance of the convertible notes, we made $0.5 million in cash payments, $16.2 million of the convertible notes were converted into shares of convertible preferred stock, which were subsequently converted into shares of common stock in connection with our IPO, and $18.0 million of the convertible notes were converted into shares of common stock in connection with our IPO. In connection with our IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock.

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

On September 30, 2014, we issued $125.0 million aggregate principal amount of senior secured convertible notes (the “Convertible Notes”). We received net proceeds from the issuance of the Convertible Notes of approximately $124.1 million, after deducting discounts and certain expenses of $875,000.

We expect our research and development expenses to increase as we initiate and conduct clinical trials for our Rhopressa™ and Roclatan™ product candidates and pursue regulatory approval. As we prepare for commercialization, we will likely incur significant commercial, sales, marketing and outsourced manufacturing expenses. Since our IPO in October 2013, we are also incurring additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses at least for the next several years. To date, we have not generated product revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we do not successfully commercialize any of our product candidates, we may be unable to generate product revenue or achieve profitability.

Accordingly, we may be required to obtain further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

Proceeds from the Convertible Notes financing in September 2014, together with proceeds from our IPO in October 2013, are expected to provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, and approval by the U.S. Federal Drug Administration (“FDA”) and product commercialization, pending successful outcome of the trials. We also intend to use the proceeds in part for general corporate purposes and potentially for strategic growth opportunities.

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

The following table shows our research and development expenses by product candidate and type of activity for the three months and nine months ended September 30, 2014 and 2013:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)
Rhopressa™
Direct non-clinical	$2,298	$1,139	$6,826	$2,040
Direct clinical	3,762	32	5,980	1,333

Total	$6,060	$1,171	$12,806	$3,373
Roclatan™
Direct non-clinical	$301	$209	$455	$209
Direct clinical	18	—	1,868	—

Total	$319	$209	$2,323	$209
Discontinued product candidates
Direct non-clinical	$22	$72	$75	$537
Direct clinical	—	395	1	2,969

Total	$22	$467	$76	$3,506
Unallocated	1,829	552	5,071	1,639

Total research and development expense	$8,230	$2,399	$20,276	$8,727

From inception through September 30, 2014, we did not incur any direct non-clinical or direct clinical costs for AR-13533, exploring the longer-term impact of Rhopressa™ and Roclatan™ on the diseased trabecular meshwork or evaluating possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. Costs for these activities were primarily comprised of internal personnel costs and were included in unallocated costs. Discontinued product candidates relate to previously developed AR-12286 and related compounds, which did not meet their primary endpoints in clinical trials. We may continue to incur immaterial costs for these discontinued product candidates related to the enforcement of patent protection and general record maintenance.

From inception through September 30, 2014, we have incurred approximately $75.3 million in research and development expenses.

Research and development activities associated with the discovery and development of new drugs and products for the treatment of diseases of the eye are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase as we continue to conduct clinical trials for our product candidates, or if the FDA requires us to conduct additional trials for approval.

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

Other expense consists of interest expense under our prior convertible notes, amortization of debt discounts and non-cash expense related to changes in the fair value of our warrants liability arising from stock purchase warrants. Upon closing of the IPO in October 2013, the principal and accrued interest outstanding under our prior convertible notes to related parties were converted into 1,860,363 shares of common stock at a conversion price equal to the IPO price of $10.00 per share. Prior to the IPO, we recognized all of our outstanding warrants as liabilities on our balance sheet as they were subject to price protection provisions. The liability was revalued at each reporting period and changes in the fair value of the warrant liability were included as a component of Other income (expense), net. Upon closing of the IPO, the remaining outstanding warrants to purchase convertible preferred stock were automatically converted into warrants to purchase common stock and all price protection provisions associated with the warrants were removed, at which time the liabilities were revalued and reclassified to equity.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for the three months ended September 30, 2014 and 2013:

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE	% INCREASE
	2014	2013	(DECREASE)	(DECREASE)
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(4,944)	$(3,287)	$1,657	50%
Research and development	(8,230)	(2,399)	5,831	243%
Other income (expense), net	27	(5,062)	5,089	N/A

Net loss	$(13,147)	$(10,748)

General and administrative expenses

General and administrative expenses increased by $1.7 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily associated with the expansion of our employee base to support the growth of our operations. Personnel costs increased by $1.4 million, including employee stock based compensation expense of $1.1 million and new salaried employees and related expenses of $0.3 million. This increase in personnel costs was partially offset by a decrease in severance expense of $0.4 million related to a former employee. As a result of increased board expenses and other business related activities in connection with operating as a public company, outside professional fees increased by $0.5 million and travel expenses increased by $0.2 million.

Research and development expenses

During the three months ended September 30, 2014, our research and development activity was primarily associated with Phase 3 registration trials for RhopressaTM and preparatory activities for our Phase 3 clinical trials for RoclatanTM. Research and development expenses increased by $5.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Costs for RhopressaTM increased by $4.8 million as direct clinical costs and direct non-clinical costs increased $3.7 million and $1.1 million, respectively. Costs for RoclatanTM increased $0.1 million as direct non-clinical costs increased $0.1 million. Additionally, unallocated expenses including employee salary, consulting costs and related expenses increased by $1.3 million. Research and development expenses for product candidates for which further advancement was discontinued during the third quarter of 2013 decreased by $0.4 million.

Other income (expense), net

Other income (expense), net increased by $5.1 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was mainly due to a decrease of $3.6 million in non-cash expense related to the change in the fair value of warrant liabilities and a decrease of $1.5 million in non-cash interest expense relating to the amortization of debt discounts and accrued interest. Upon closing of the IPO in October 2013, the principal and accrued interest outstanding under our prior convertible notes to related parties were converted into 1,860,363 shares of common stock and the remaining outstanding warrants to purchase convertible preferred stock were automatically converted into warrants to purchase common stock at which time the liabilities were revalued and reclassified to equity.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for the nine months ended September 30, 2014 and 2013:

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE	% INCREASE
	2014	2013	(DECREASE)	(DECREASE)
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(13,723)	$(6,693)	$7,030	105%
Research and development	(20,276)	(8,727)	11,549	132%
Other income (expense), net	2,367	(5,446)	7,813	N/A

Net loss	$(31,632)	$(20,866)

General and administrative expenses

General and administrative expenses increased by $7.0 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily associated with the expansion of our employee base to support the growth of our operations. Personnel costs increased by $5.2 million, including employee stock based compensation expense of $4.2 million and new salaried employees and related expenses of $1.0 million. This increase in personnel costs was partially offset by a decrease in severance expense of $0.4 million related to a former employee. As a result of increased audit fees, legal fees, board expenses and other business related activities in connection with operating as a public company, outside professional fees increased by $1.9 million and travel expenses increased by $0.4 million.

Research and development expenses

During the nine months ended September 30, 2014, our research and development activity was primarily associated with the preparation and initiation of Phase 3 registration trials for RhopressaTM and the initiation and completion of the Phase 2b clinical trial for RoclatanTM. Research and development expenses increased by $11.5 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Costs for RhopressaTM increased by $9.4 million as direct non-clinical costs and direct clinical costs increased $4.8 million and $4.6 million, respectively. Costs for RoclatanTM increased $2.1 million as direct clinical and direct non-clinical costs increased $1.9 million and $0.2 million. Additionally, unallocated expenses including employee salary, consulting costs and related expenses increased by $3.4 million. Research and development expenses for product candidates for which further advancement was discontinued during the third quarter of 2013 decreased by $3.4 million.

Other income (expense), net

Other income (expense), net increased by $7.8 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was mainly due to a $1.0 million increase in income generated as a result of our participation in the New Jersey Economic Development Authority’s sponsored Technology Business Tax Certificate Transfer Program. Additionally, there was a decrease of $3.9 million in non-cash expense related to the change in the fair value of warrant liabilities and a decrease of $2.9 million in non-cash interest expense relating to the amortization of debt discounts and accrued interest. Upon closing of the IPO in October 2013, the principal and accrued interest outstanding under our prior convertible notes to related parties were converted into 1,860,363 shares of common stock and the remaining outstanding warrants to purchase convertible preferred stock were automatically converted into warrants to purchase common stock at which time the liabilities were revalued and reclassified to equity.

Liquidity and Capital Resources

Since our inception, we have funded operations primarily through the sale of equity securities, including our IPO, and the issuance of convertible notes. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. For the period from inception (June 22, 2005) to September 30, 2014, we have cumulative net cash used in operating activities of $97.7 million and cumulative net losses of $126.6 million.

Prior to our IPO, we raised net cash proceeds of $78.6 million from the private placement of $43.8 million of convertible preferred stock and $34.8 million of convertible notes. Subsequent to their issuance, we paid $0.5 million in cash payments on the convertible notes, $16.2 million of the convertible notes were converted into shares of convertible preferred stock, which were subsequently converted into shares of common stock in connection with our IPO, and $18.0 million of the convertible notes to related parties were converted into shares of common stock in connection with our IPO. In connection with our IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock.

On October 30, 2013, we completed our IPO and issued 7,728,000 shares of our common stock at an IPO price of $10.00 per share, including 1,008,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares to cover over- allotments. We received net proceeds from the IPO of approximately $68.3 million, after deducting underwriting discounts and commissions of $5.4 million and expenses of $3.6 million.

On September 30, 2014, we issued $125.0 million aggregate principal amount of Convertible Notes. We received net proceeds from the issuance of the Convertible Notes of approximately $124.1 million, after deducting discounts and certain expenses of $875,000.

As of September 30, 2014, our principal sources of liquidity were our cash and cash equivalents and investments, which totaled approximately $171.1 million.

We believe that our cash and cash equivalents and investments as of September 30, 2014 will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, and approval by the FDA and product commercialization, pending successful outcome of the trials. Our ability to continue as a going concern will depend, in large part, on our ability to successfully commercialize our product candidates and generate positive cash flow from operations, neither of which is certain.

The following table summarizes our sources and uses of cash:

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(22,392)	$(11,566)
Investing activities	(22,579)	(28)
Financing activities	124,206	13,288

Net change in cash and cash equivalents	$79,235	$1,694

During the nine months ended September 30, 2014 and 2013, our operating activities used net cash of $22.4 million and $11.6 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due to increases in general and administrative and research and development expenses. For the nine months ended September 30, 2014 and 2013, we received $2.3 million and $1.3 million, respectively, of cash proceeds from the sale of deferred state tax benefits to an unrelated third party, which decreased net loss for the respective periods.

During the nine months ended September 30, 2014, our investing activities used net cash of $22.6 million primarily related to purchases of available-for-sale investments of $34.6 million, which was partially offset by maturities and sales of available-for-sale investments of $10.7 million and $1.5 million, respectively. During the nine months ended September 30, 2013, our investing activities primarily related to purchases of office furnishings and equipment to accommodate our business growth.

During the nine months ended September 30, 2014 and 2013, our financing activities provided net cash of $124.2 million and $13.3 million, respectively. The net cash provided by financing activities during the nine months ended September 30, 2014 was primarily related to net proceeds of $124.4 from the aforementioned issuance of Convertible Notes, partially offset by payments of debt issuance costs of $0.3 million. The net cash provided by financing activities during the nine months ended September 30, 2013 was related to proceeds of $15.0 million from the sale of our prior convertible notes, partially offset by $1.7 million in payments made in preparation for our IPO.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we continue to conduct Phase 3 clinical trials for Rhopressa™ and initiate and complete for Phase 3 clinical trials for Roclatan™. We expect that our existing cash and cash equivalents and investments will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, and approval by the FDA and product commercialization, pending successful outcome of the trials.

We will also continue to incur increasing costs associated with the growth of our operations, including but not limited to, increased costs and expenses for directors fees, increased personnel costs, increased directors and officers insurance premiums, audit and legal fees, investor relations fees, expenses for compliance with reporting requirements under the Exchange Act and rules implemented by the SEC and NASDAQ and various other costs.

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

We may need to obtain additional financing to fund our future operations, including supporting sales and marketing activities, as well as funding the ongoing development of any additional product candidates we might acquire or develop internally. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders.

If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or discontinue our research and development programs or commercialization efforts.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2014:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
	(in thousands)
Operating lease obligations(1)	$2,241	$510	$656	$708	$367
Convertible Notes(2)	125,000	—	—	—	125,000

	127,241	510	656	708	125,367

(1)	Our operating lease obligations are related to our corporate headquarters in New Jersey, research facility in North Carolina and office in Newport Beach, California.
(2)	On September 30, 2014, we issued the Convertible Notes to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. The Convertible Notes mature on the seventh anniversary from the date of issuance, unless earlier converted. Refer to Note 7 to our unaudited financial statements appearing elsewhere in this report for further information.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of September 30, 2014, totaled $148.9 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our investments totaled $22.2 million as of September 30, 2014 and consisted of certificates of deposit and corporate notes. We had cash and cash equivalents on hand of $69.6 million as of December 31, 2013. Given the short-term nature of our cash equivalents and investments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

You should consider carefully the risks described below and set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 26, 2014.

Our substantial leverage and related obligations could adversely affect our financial condition and restrict our operating flexibility.

We have substantial debt and related obligations. As of September 30, 2014 our total indebtedness consisted of our $125.0 million aggregate principal amount of Convertible Notes issued in September 2014. Our substantial level of debt and related obligations, including interest payments, covenants and restrictions, could have important consequences, including the following:

•	impairing our ability to successfully complete the development of our product candidates which would prevent us from generating a source of revenue and becoming profitable;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, which could result in an event of default under the agreement governing the Convertible Notes;

•	limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, debt obligations and other general corporate requirements;

•	increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore we may be unable to take advantage of opportunities that our leverage prevents us from exploiting; and

•	imposing additional restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, incur additional debt and sell assets.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under our indebtedness.

Although the agreement governing the Convertible Notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. In addition, the agreement governing the Convertible Notes allows us to incur a significant amount of indebtedness in connection with acquisitions and a significant amount of purchase money debt. If new debt is added to current debt levels, the related risks that we and noteholders face would be increased.

The terms of the agreement governing the Convertible Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The agreement governing the Convertible Notes contains, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The agreement governing the Convertible Notes includes covenants that, among other things, restrict or otherwise limit our ability to:

•	incur additional indebtedness and create liens;

•	pay dividends on capital stock and make other restricted payments;

•	enter into any merger, partnership, joint venture, syndicate, pool, profit-sharing or royalty agreement, or engage in any transactions with our affiliates;

•	sell or transfer assets;

•	merge; and

•	issue equity securities senior to our common stock or convertible or exercisable for equity securities senior to our common stock.

A breach of any of these provisions could result in a default under the agreement governing the Convertible Notes that would allow noteholders to declare the outstanding debt immediately due and payable. In addition, the Convertible Notes are secured by substantially all of our existing and hereafter created or acquired assets, including our intellectual property, accounts receivable, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the noteholders could initiate a bankruptcy proceeding or proceed against any assets that serve as collateral to secure the Convertible Notes. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand future downturns in the economy or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by the restrictive covenants under the Convertible Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 30, 2014, we issued $125.0 million aggregate principal amount of 1.75% senior secured convertible notes (“the Convertible Notes”) to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. The Convertible Notes were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

The Convertible Notes are convertible at any time at the option of Deerfield, in whole or in part, into shares of common stock, including upon the repayment of the Convertible Notes at maturity (the “Conversion Option”). However, upon conversion, Deerfield (together with their affiliates) is limited to a 9.985% ownership cap in shares of common stock (the “9.985% Cap”). The 9.985% Cap would remain in place upon any assignment of the Convertible Notes by Deerfield.

The initial conversion price is $24.80 per share of common stock (equivalent to an initial conversion rate of 40.32 shares of common stock per $1,000 principal amount of Convertible Notes), representing a 30% premium over the closing price of the common stock on September 8, 2014. The conversion rate and the corresponding conversion price are subject to adjustment for stock dividends (other than a dividend for which Deerfield would be entitled to participate on an as-converted basis), stock splits, reverse stock splits and reclassifications. In addition, in connection with certain significant corporate transactions, Deerfield, at its option, may (i) require the Company to prepay all or a portion of the principal amount of the Convertible Notes, plus accrued and unpaid interest, or (ii) convert all or a portion of the principal amount of the Convertible Notes into, depending upon the type of transaction, shares of common stock or the right to receive upon consummation of the transaction the consideration Deerfield would have received had Deerfield converted the Convertible Notes immediately prior to the consummation of the transaction. The Convertible Notes provide for an increase in the conversion rate if Deerfield elects to convert their Convertible Notes in connection with a significant corporate transaction. The maximum increase to the initial conversion rate, in connection with a significant corporate transaction, is 12.07 shares of common stock per $1,000 principal amount of Conversion Notes, which decreases over time and is determined by reference to the price of the common stock prior to the consummation of the significant corporate transaction or the value of the significant corporate transaction.

We received net proceeds from the issuance of the Convertible Notes of approximately $124.1 million, after deducting discounts and certain expenses of $875,000. Proceeds from the Convertible Notes are expected to provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, and FDA approval and product commercialization, pending successful outcome of the trials. We also intend to use the proceeds in part for general corporate purposes and potentially for strategic growth opportunities.

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

As of September 30, 2014, we have used a portion of the proceeds from the sale of these securities to fund the direct clinical and non-clinical costs associated with the development of our lead product candidates and for working capital and general corporate purposes. We have invested the balance of the net proceeds from the IPO in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on October 28, 2013 pursuant to Rule 424(b) under the Securities Act.

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

AERIE PHARMACEUTICALS, INC.

Date: November 12, 2014	/s/ RICHARD J. RUBINO
Richard J. Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

4.1*†	Note Purchase Agreement between Aerie Pharmaceuticals, Inc. and Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P., dated as of September 8, 2014.

4.2*	Form of Note (included in Exhibit 4.1).

4.3*	Security Agreement among Aerie Pharmaceuticals, Inc. and Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P., as Purchasers, and Deerfield Management Company, L.P., as Agent for the Purchasers, dated September 8, 2014.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
*	Filed herewith.
**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013, (ii) Statements of Operations and Comprehensive Loss for the three months ended September 30, 2014 and 2013, the nine months ended September 30, 2014 and 2013, and the period from inception (June 22, 2005) to September 30, 2014 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and for the period from inception (June 22, 2005) to September 30, 2014 (unaudited) and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.