Form 10-K
period 2014-12-31
AERIE PHARMACEUTICALS INC
filed 2015-02-27
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36152

Aerie Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3109565
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2030 Main Street, Suite 1500
Irvine, California 92614
(949) 526-8700
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014, based upon the closing price of $24.77 of the registrant’s common stock as reported on the NASDAQ Global Market, was $172,438,000. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded because such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.
As of February 20, 2015, the registrant had 24,046,939 shares of common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may, in some cases, use terms such as “predicts,” “believes,” “potential,” “proposed,” “continue,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “would,” “could,” “might,” “will,” “should,” “exploring,” “pursuing” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.
Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•
the success, timing and cost of our ongoing and anticipated preclinical studies and clinical trials for our current and potential future product candidates, including statements regarding the timing of initiation and completion of the studies and trials;

•	our expectations regarding the clinical effectiveness of our product candidates and results of our clinical trials;

•	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration (“FDA”) or other regulatory authority approval of, or other action with respect, to our product candidates;

•	our expectations related to the use of proceeds from our initial public offering (“IPO”) in October 2013 and the issuance and sale of the 2014 Convertible Notes (as defined herein) in September 2014;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the commercial launch and potential future sales of our current or any other future product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	third-party payor reimbursement for our product candidates;

•	the glaucoma patient market size and the rate and degree of market adoption of our product candidates by eye-care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of our product candidates;

•	our plans to pursue development of our product candidates for additional indications and other therapeutic opportunities;

•	the potential advantages of our product candidates;

•	our plans to explore possible uses of our existing proprietary compounds beyond glaucoma;

•	our ability to protect our proprietary technology and enforce our intellectual property rights;

•	our expectations regarding collaborations, licensing, acquisitions and strategic operations, including our ability to in-license or acquire additional ophthalmic products or product candidates; and

•	our mission to build a major ophthalmic pharmaceutical company.
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

ii

PART I
ITEM 1. BUSINESS
Overview
We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our strategy is to advance our product candidates, including triple-action Rhopressa™ and quadruple-action Roclatan™, to regulatory approval, and commercialize these products ourselves in North American markets and possibly Europe. We plan to build a commercial team of approximately 100 sales representatives to target approximately 10,000 high prescribing eye-care professionals throughout North America. For certain key markets outside North America, including Japan, emerging markets and possibly Europe, we intend to explore partnership opportunities through collaboration and licensing arrangements. We plan to further maximize our commercial potential by identifying and advancing additional product candidates, both through our internal discovery efforts and through possible in-licensing or acquisitions of additional ophthalmic products or product candidates that would complement our current product portfolio. We completed our IPO in October 2013 and raised net proceeds of approximately $68.3 million. In September 2014, we raised additional net proceeds of approximately $124.1 million through the sale and issuance of privately placed senior secured convertible notes.
Our senior leadership team has extensive experience in the ophthalmology market and has overseen the development and commercialization at major pharmaceutical companies of several successful ophthalmic products. If our products are approved and we are commercially successful, we believe Aerie could become a market-leading ophthalmic pharmaceutical company.
Our lead product candidate, once-daily, triple-action Rhopressa™, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in May 2013. Phase 3 registration trials commenced in July 2014. Our Phase 3 registration trial (“Rocket 1”) and a second Phase 3 registration trial (“Rocket 2”) will measure efficacy over three months. The primary efficacy endpoint of the trials is to demonstrate non-inferiority of RhopressaTM compared to timolol for the lowering of IOP. Timolol is the most widely used comparator in registration trials for lowering of intraocular pressure, or IOP. Rocket 2 is also designed to assess safety over 12 months. In addition, we are conducting a one year, safety-only study in Canada, named “Rocket 3.” Pending successful advancement of the Phase 3 registration trials, three-month efficacy results are expected in the middle of the second quarter 2015 for Rocket 1 and in mid-2015 for Rocket 2.
We are developing Rhopressa™ as the first of a new class of compounds that is designed to lower IOP in patients through novel mechanisms of action, or MOAs. We believe that, if approved, Rhopressa™ will represent the first new MOAs for lowering IOP in patients with glaucoma in over 20 years. Based on clinical data to date, we expect Rhopressa™ to compete within the prostaglandin analogue, or PGA, market segment due to its equivalent or potentially better efficacy for patients with IOP of 26 millimeters of mercury, or mmHg, or below at the time of diagnosis, which we refer to as “low to moderately elevated” IOP, while also targeting the diseased tissue responsible for elevated IOP. Approximately 80% of glaucoma patients have low to moderately elevated IOP at the time of diagnosis. Furthermore, if approved, we expect Rhopressa™ to compete against non-PGA products as a preferred add-on therapy to PGAs, due to its strong and consistent IOP-lowering effect with once-daily dosing relative to currently marketed non-PGA products. In addition, we expect Rhopressa™ to become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs, for patients who have IOPs below 21 mmHg but nevertheless present with glaucomatous damage to the optic nerve, which is commonly referred to as “low-tension” glaucoma, as well as for patients who choose to avoid the cosmetic issues associated with PGAs.
Our second product candidate, once-daily, quadruple-action Roclatan™, is a single drop fixed-dose combination of Rhopressa™ and latanoprost, the most commonly prescribed drug for the treatment of patients with glaucoma. Roclatan™ successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in June 2014 and achieved its primary efficacy endpoint on day 29 and statistical superiority over individual components at all timepoints. We believe Roclatan™ has the potential to provide a greater IOP-lowering effect than any currently approved glaucoma product. Therefore, we believe Roclatan™ could compete with both PGA and non-PGA therapies and become the product of choice for patients requiring maximal IOP lowering. We expect Phase 3 registration trials to commence in mid-2015. Preparatory steps for such trials are well underway.
Our mission is to build a major ophthalmic pharmaceutical company. In addition to our primary product candidates, RhopressaTM and RoclatanTM, we are also exploring the longer-term impact of RhopressaTM and RoclatanTM on the diseased trabecular meshwork, as well as potential neuroprotective benefits, and evaluating possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. We recently issued a research update on preclinical results demonstrating the potential for RhopressaTM to have disease-modifying activity in glaucoma by stopping fibrosis in the trabecular meshwork, and also increasing perfusion in the trabecular outflow pathway thus increasing the delivery of nutrients to the diseased tissue. Additionally, an early-stage molecule, AR-13154, has shown the preclinical potential to decrease lesions in wet age-related macular degeneration at numerically higher levels than current market leading products. Our strategy includes developing our business outside of North America, including potentially obtaining clinical approval on our own for our lead compounds in Europe and possibly Japan. Regarding commercialization strategy, if our products are successful, we may potentially commercialize ourselves or with a partner in Europe, and potentially with a partner in Japan. As we prepare for foreign-based activities, we are evaluating optimized supply chain configurations and domicile alternatives for our non-U.S. intellectual property.
We may license, acquire or develop additional product candidates to broaden our presence in ophthalmology. We are continuing to explore collaboration opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas, including gene therapy. However, we have no present plans, agreements or commitments with respect to any potential acquisition, investment or license related to any such additional product candidates.
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

FY 2013 U.S. Glaucoma Market = $2.0B; 31.5M TRx
Market Share in TRx

Non-PGA Market	PGA Market
2-3 Times Daily	Once Daily

CAI
8%
AA
10%
BB Fixed Combo
14%
BB
15%
Bimatoprost
10%
Travoprost
10%
Latanoprost
31%

PGA: Prostaglandin Analogue; BB: Beta Blocker; AA: Alpha Agonist; CAI: Carbonic Anhydrase Inhibitor

According to the National Eye Institute, it is estimated that over 2.7 million people in the United States suffer from glaucoma, a number that is expected to reach 4.3 million by 2030. Furthermore, The Eye Diseases Prevalence Research Group has estimated that only half of the nation’s glaucoma sufferers know that they have the disease. Glaucoma is a progressive and highly individualized disease, in which elevated levels of IOP are associated with damage to the optic nerve, resulting in irreversible vision loss and potentially blindness. Patients may suffer the adverse effects of glaucoma across a wide range of IOP levels, including within the “normotensive” range of 10 to 21 millimeters of mercury, or mmHg, which is generally accepted as the level of IOP in healthy individuals. There are multiple factors that can contribute to an individual getting glaucoma, including age, family history and ethnicity. For example, there generally is a higher incidence and severity of the disease in African-American and Hispanic populations. Based on data from the Baltimore Eye Survey, approximately 80% of glaucoma patients have low to moderately elevated IOP at the time of diagnosis and approximately 60% of glaucoma patients have IOP of 21 mmHg or below at the time of diagnosis. Additionally, in Japan, the Tajimi Study found that approximately 90% of glaucoma patients had IOP of 21 mmHg or below at the time of diagnosis. In clinical trials to date, Rhopressa™ has demonstrated the ability to provide consistent IOP lowering across all tested baseline IOP levels, which we believe differentiates it from currently marketed drugs that have shown reduced efficacy at lower baseline IOPs.
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
Our product candidates represent a new class of drugs utilizing novel MOAs that are applied topically as once-daily eye drops. Currently approved drugs mainly reduce IOP by increasing fluid outflow through the eye’s secondary drain with once-daily dosing or reducing fluid inflow by decreasing fluid production with multiple doses per day. Rhopressa™ lowers IOP through a triple MOA that (i) relaxes the contracted tissue of the TM to improve fluid outflow through the eye’s primary drain, (ii) decreases fluid production in the eye and (iii) lowers EVP, an MOA that we believe further differentiates Rhopressa™ from currently marketed glaucoma products. Roclatan™, our quadruple-action fixed-combination product candidate, combines the triple MOA of Rhopressa™ with latanoprost, a PGA that increases fluid drainage through the uveoscleral pathway.
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
We own the worldwide rights to all indications for our current product candidates. We currently plan to commercialize our products ourselves in North America and possibly Europe and explore partnership opportunities through collaboration and licensing arrangements in certain key markets outside of North America, including Japan, emerging markets and possibly Europe. In Japan specifically, the Tajimi study found that 90% of glaucoma patients had IOP of 21 mmHg or below at the time of diagnosis. We believe this creates a significant market opportunity in Japan for Rhopressa™ due to its ability to reduce IOP at consistent levels across all tested baseline IOPs, as demonstrated in our Phase 2b clinical trial, which we believe differentiates it from currently marketed drugs that have shown reduced efficacy at lower baseline IOPs.
Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions and methods of use for our product candidates. We have patent protection for our primary product candidates, Rhopressa™ and Roclatan™, in the United States through at least 2030.
Our Product Pipeline
Our primary product candidates, triple-action Rhopressa™ and quadruple-action Roclatan™, are once-daily eye drops. Rhopressa™ inhibits Rho Kinase, or ROCK, and the norepinephrine transporter, or NET, which are both novel biochemical targets for lowering IOP. By inhibiting these targets, we believe Rhopressa™ reduces IOP via three separate MOAs: (i) through ROCK inhibition, it increases fluid outflow through the TM, which accounts for approximately 80% of fluid drainage from the eye; (ii) also through ROCK inhibition, as demonstrated in a preclinical study, it reduces EVP, which represents the pressure of the blood in the episcleral veins of the eye where eye fluid drains into the bloodstream; and (iii) through NET inhibition, it reduces the production of eye fluid. Roclatan™, a single-drop fixed-dose combination of Rhopressa™ and latanoprost, lowers IOP through the same three MOAs as Rhopressa™ and, as a fourth MOA, through the ability of latanoprost to increase fluid outflow through the uveoscleral pathway, the eye’s secondary drain.
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

Product Candidate and Mechanism		Phase of Development	Intellectual Property Rights

RhopressaTM	Triple-action—ROCK/NET inhibitor	Phase 3	Wholly-Owned

RoclatanTM	Quadruple-action—ROCK/NET inhibitor and latanoprost, a PGA	Phase 3	Wholly-Owned

AR-13533	Second-generation ROCK/NET inhibitor	Preclinical	Wholly-Owned

Triple-Action RhopressaTM
Rhopressa™ is the first of a new class of glaucoma drug products that was discovered by our scientists. It is a once-daily eye drop designed to reduce IOP in patients with glaucoma or ocular hypertension. It increases fluid outflow through the primary drain of the eye while also reducing eye fluid production. In addition, a preclinical study demonstrated reduction of EVP as an additional MOA of Rhopressa™, as further described below. The active ingredient in Rhopressa™, AR-13324, acts through the inhibition of both ROCK and NET.
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
Rhopressa™ is expected to compete against all products in the glaucoma market, the significant majority of which have been in the market for over 20 years. The PGA and non-PGA market segments each represent approximately half of the U.S. and European glaucoma market based on prescription volumes. Despite the limitations of existing glaucoma drugs, Xalatan (latanoprost), the best-selling PGA, together with Xalacom, its fixed-combination with a beta blocker, which is not available in the United States, generated peak annual global revenues of approximately $1.7 billion prior to the introduction of its generic equivalents, and the most commonly prescribed non-PGA drugs each generated peak annual global revenues of over $400 million prior to the introduction of their generic equivalents. We believe there is a significant unmet need across the glaucoma market due to many drugs requiring multiple daily dosings, side effects and contraindications of other products, and the fact that none of the commonly prescribed drugs target the diseased TM tissue.
We believe that triple-action Rhopressa™ has several significant differentiating characteristics that would make it a strong competitor in both the PGA and non-PGA market segments, if approved, including:

•
Strong IOP-Lowering Effect-In our Phase 2b clinical trial, once-daily Rhopressa™ demonstrated mean IOP reductions of 5.7 and 6.2 mmHg on days 28 and 14, respectively. Studies have shown that a sustained 5 mmHg reduction in IOP reduces risk of disease progression by approximately 50%.  In the Roclatan™ Phase 2b trial completed in June 2014, Rhopressa™ performed with similar results as it had in its Phase 2b trial completed in June 2013. Therefore, we believe the level of IOP reduction achieved by Rhopressa™ would be equal to or exceed that of all currently marketed non-PGA products and, in addition, for patients with low to moderately elevated IOPs at the time of diagnosis, representing approximately 80% of glaucoma patients, would be equal to or potentially exceed that of all currently marketed PGA products.

•
Consistent IOP-Lowering Effect Across Various Baseline IOPs-Published studies have indicated that currently marketed PGA and non-PGA products do not lower IOP as effectively in patients with low to moderately elevated baseline IOPs relative to patients with higher baseline IOPs. In our Phase 2b clinical trial, Rhopressa™ demonstrated a differentiated ability to reduce IOP at consistent levels across all baseline IOPs tested in the trial. The results of a preclinical in vivo study sponsored by Aerie and reported in February 2014 suggest that this differentiated effect may be attributable to the ability of Rhopressa™ to lower EVP.

•
Novel Triple-Action MOA-We believe Rhopressa™ works through three MOAs: increasing outflow through the TM, decreasing fluid production in the eye and reducing EVP. If approved, we believe Rhopressa™ would be the only once-daily drug available that works through these three MOAs. In addition, we believe the three MOAs of Rhopressa™ are highly complementary to the MOA of market-leading PGAs, which increase fluid outflow through the uveoscleral pathway.

•
Once-Daily Dosing Advantage-The most commonly prescribed non-PGA drugs are dosed two to three times daily, which places a considerable daily burden on patients, who are generally required to use these drugs for the remainder of their lives. Rhopressa™ is being developed as a once-daily dosed glaucoma therapy. This more convenient dosing regimen is expected to result in higher patient compliance, which may lead to improved outcomes.

•
Favorable Tolerability Profile-Currently marketed glaucoma drugs have several tolerability issues indicated on their product labels, including ocular allergic reaction, itching of the eye, iris color change, orbital tissue discoloration, unusual taste and hyperemia. In our Phase 2a and Phase 2b clinical trials for Rhopressa™, a total of 209 patients were exposed to Rhopressa™. The main tolerability finding for Rhopressa™ was transient, or temporary, hyperemia, which is a cosmetic asymptomatic redness of the eye. Most of the hyperemia was scored as “mild” as evaluated by the eye-care professionals in the morning following instillation of the drop the previous night. Hyperemia is a common tolerability finding also associated with PGAs. In the Roclatan™ Phase 2b trial completed in June 2014, Rhopressa™ tolerability findings were similar to those of the Phase 2b trial completed in June 2013.

•
Lack of Systemic Side Effects-Rhopressa™ has demonstrated a lack of systemic side effects in clinical trials to date, including our Phase 1 pharmacokinetic, or PK, study, the results of which were reported in January 2014. Currently marketed non-PGA drugs have systemic side effect issues indicated on their product labels, including among others, lethargy, reduced heart rate, Stevens Johnson syndrome and blood dyscrasias. Furthermore, the most widely prescribed non-PGA drug, timolol, has contraindications that include bronchospasm, arrhythmia and heart failure.

In addition, Rhopressa™ targets the TM, the diseased tissue responsible for elevated IOP in glaucoma and the eye’s primary drain, whereas commonly prescribed PGAs and non-PGAs target the secondary drain and the fluid production in the eye, respectively.
Based on the RhopressaTM Phase 2b clinical trial results, performance of RhopressaTM in the RoclatanTM Phase 2b clinical trial and the several positive differentiating attributes of Rhopressa™, we believe Rhopressa™ has the potential to be a strong competitor across the glaucoma market. Our Phase 3 registration trials commenced in July 2014 and are designed to use timolol as the comparator, as timolol represents the most widely used comparator in registration trials in glaucoma, and is also the most widely prescribed non-PGA drug.
RhopressaTM Phase 2b Efficacy Results
In May 2013, we completed a 28-day Rhopressa™ Phase 2b clinical trial. This trial included 221 patients who were treated once daily with Rhopressa™ 0.01%, Rhopressa™ 0.02% or latanoprost. Latanoprost was used as the comparator because it is the most widely prescribed drug of all currently marketed glaucoma products. The primary efficacy endpoint for this Phase 2b clinical trial was mean diurnal IOP across subjects within each treatment group on day 28. We observed statistically significant decreases in mean diurnal IOP in all treatment groups on day 28 as compared to unmedicated baseline.
Baseline IOP was measured prior to treatment. Following treatment, IOP was measured on day seven at 8 a.m. and on days 14 and 28 at 8 a.m., 10 a.m. and 4 p.m. On day 14, mean diurnal IOP (which refers to the average of mean IOPs measured at 8 a.m., 10 a.m. and 4 p.m.) decreased to 19.5 and 18.4 mmHg in the Rhopressa™ 0.02% and latanoprost groups, respectively, representing a decrease from unmedicated baseline of 6.2 and 7.1 mmHg. On day 28, mean diurnal IOP was 20.0 and 18.7 mmHg, respectively, representing a decrease from unmedicated baseline of 5.7 and 6.8 mmHg. These decreases from unmedicated baseline were statistically significant with p-values < 0.001. P-value, or probability value, is a statistical measure that helps scientists determine if their hypotheses are correct. It is directly related to the statistical significance level of the results, which is an important component in determining whether the data obtained from scientific research support the hypothesis being tested.
The statistical significance level is determined by the researcher and is customarily set at 0.05, or 5%. Essentially, this means that 5% of the time, the results in the study would be derived by complete chance, but 95% of the time, the variable in the study would be directly related to the results of the study. Efficacy from the Phase 2b clinical trial are described further below.
Efficacy Results of the 28-day Phase 2b Clinical Trial Comparing Rhopressa™ 0.02% to Latanoprost
Showing Mean Diurnal IOP for Days 14 and 28 Compared to Baseline

Rhopressa™ maintained consistent efficacy from day seven to day 28. For Rhopressa™ 0.02%, the concentration being used in our Phase 3 trials, at the 8 a.m. time point, the time of highest baseline IOP, the IOP reductions achieved on day seven and day 28 were 6.0 and 5.9 mmHg, respectively. The level of IOP reduction achieved by Rhopressa™ 0.02% in our Phase 2b study was clinically significant, since previously published long-term studies have demonstrated that a sustained 5 mmHg reduction in IOP reduces the risk of disease progression by approximately 50%.
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
IOP-Lowering Effect of Rhopressa™ 0.02% at 8 a.m. on Days 7, 14 and 28

In the full Phase 2b trial population, which consisted of patients with unmedicated baseline IOPs ranging from 22 to 36 mmHg, the IOP-lowering effect of our once-daily RhopressaTM 0.02% was 1.2 mmHg less than that of latanoprost on day 28 and did not show non-inferiority. However, RhopressaTM 0.02% efficacy relative to latanoprost was in line with published historical data for twice-daily timolol relative to latanoprost. Timolol is the most commonly prescribed non-PGA drug and the comparator for our Phase 3 non-inferiority registration trials.
A study by Hedman and Alm, which reports on the pooled data from three registration trials of latanoprost versus timolol, showed the IOP-lowering effect of timolol to be 1.2 mmHg less than that of latanoprost, as reflected in the graph on the following page under the heading “Comparison of Latanoprost and Timolol from Pooled Data of Three Registration Trials.” Our RhopressaTM Phase 2b clinical trials similarly showed Rhopressa to have an IOP-lowering effect of 1.2 mmHg less than that of latanoprost.
An additional protocol-specified analysis that compared the results for the patients who entered the trial with moderately elevated baseline IOPs (22 to 26 mmHg) to patients with highly elevated baseline IOPs (greater than 26 mmHg) revealed a differentiated efficacy profile of RhopressaTM compared to latanoprost. Consistent with previous scientific literature, latanoprost produced smaller IOP reductions in patients with moderately elevated IOPs than in patients with highly elevated IOPs. In contrast, RhopressaTM maintained essentially the same IOP-lowering effect in patients with moderately elevated IOPs as in patients with highly elevated IOPs (p>0.30). As a result, the IOP-lowering effect of RhopressaTM was equivalent to latanoprost in patients with moderately elevated baseline IOPs and RhopressaTM thereby demonstrated statistical non-inferiority to latanoprost in this sub-group. A non-inferiority trial is a type of clinical trial performed to see if a new drug or treatment is “not inferior” to a current active treatment or to determine if a new treatment is “at least as good as,” or “not unacceptably worse than,” the active comparator treatment. A non-inferiority trial aims at demonstrating that the test product is not worse than the comparator by more than a small pre-specified amount. This amount is known as the non-inferiority margin, which for the RhopressaTM Phase 2b trial was 1.5 mmHg.
IOP-Lowering Effect of Rhopressa™ 0.02% and Latanoprost in the Full Patient Population
Compared to the Subgroup with Moderately Elevated IOP*

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

Comparison of Latanoprost and Timolol from Pooled Data of Three Registration Trials

Source: Hedman and Alm (Eur J Ophthalmol 2000; 10:95-104)
We believe the ability of RhopressaTM to maintain a consistent IOP-lowering effect on baseline IOP will place RhopressaTM in a favorable competitive position relative to current PGA and non-PGA products because a significant majority of glaucoma patients have baseline IOPs of 26 mmHg or below at the time of diagnosis. Results from a large epidemiological survey published in 1991, the Baltimore Eye Survey, demonstrated that greater than 78% of patients have unmedicated baseline IOPs of 26 mmHg or below when first diagnosed with glaucoma.
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

Rhopressa™ Phase 2a Efficacy Results
In August 2012, we completed a 7-day RhopressaTM Phase 2a clinical trial. This trial included 85 patients who were treated once-daily with RhopressaTM 0.01%, RhopressaTM 0.02%, RhopressaTM 0.04% or the vehicle of RhopressaTM. “Vehicle” refers to the formulation without the active ingredient. Baseline IOP was measured prior to treatment. IOP was measured following seven days of dosing at 8 a.m., 10 a.m., 12 p.m. and 4 p.m. The primary efficacy endpoint for this Phase 2a clinical trial was the mean diurnal IOP (which refers to the average of mean IOPs measured at 8 a.m., 10 a.m., 12 p.m. and 4 p.m.) across subjects within each treatment group on day eight. We observed statistically significant decreases in mean diurnal IOP in all RhopressaTM treatment groups following seven days of dosing compared to unmedicated baseline. Additionally, each concentration of RhopressaTM was shown to be statistically superior to the vehicle following seven days of dosing with p-values ranging from 0.018 to <0.001.
Rhopressa™ Phase 2 Safety Data
In our 7-day Phase 2a and 28-day Phase 2b clinical trials for RhopressaTM and RoclatanTM a total of 287 patients were exposed to RhopressaTM. In these trials, RhopressaTM was well tolerated. The main adverse event was transient hyperemia, or asymptomatic redness of the eye, with all hyperemia scored as mild or moderate. This cosmetic tolerability finding is based on the MOA of the drug, which induces a transient dilation of small blood vessels located over the sclera, or white part of the eye.
The biomicroscopy findings for the vast majority of patients who experienced ocular hyperemia in the RhopressaTM Phase 2b trial were mild and transient, and there were no observations of severe ocular hyperemia. Biomicroscopy refers to the observation by a masked examiner of the anterior part of the eye. On day 28 at 8 a.m., mild and moderate conjunctival hyperemia was observed in 18% and 24% of patients in the RhopressaTM 0.01% and 0.02% treatment groups, respectively, and in 11% of patients in the latanoprost group. The incidence of conjunctival hyperemia decreased throughout the study for RhopressaTM and increased for latanoprost.
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

Rhopressa™ Comparison to AR-12286
We have analyzed our clinical and preclinical data for RhopressaTM, the lead candidate from our ROCK/NET inhibitor class, relative to our clinical and preclinical data for AR-12286, our ROCK-selective compound that we were previously evaluating for further clinical development in addition to RhopressaTM. We conducted similarly designed 28-day Phase 2 clinical trials for each of RhopressaTM and AR-12286, the comparative results of which are presented in the chart below. RhopressaTM 0.02% maintained stable efficacy on day 28 relative to day seven in its 28-day Phase 2 clinical trial. In contrast, AR-12286 0.5% lost 1.4 mmHg of IOP-lowering efficacy from day seven to day 28 in its 28-day Phase 2 clinical trial.
IOP-Lowering Effect of Rhopressa™ and AR-12286
at 8 a.m. on Days 7, 14 and 28

We subsequently completed a three-month Phase 2 clinical trial for AR-12286, for which data were available in June 2013. This trial confirmed the trend observed in the 28-day trial discussed above. In the three-month trial, the efficacy of AR-12286 continued to decline over the trial period such that it failed to meet its primary efficacy endpoint, non-inferiority to timolol.
Our lead product candidate, RhopressaTM, has a number of characteristics that distinguish it from AR-12286. RhopressaTM lowers IOP by inhibiting both ROCK and NET, whereas AR-12286 inhibits only ROCK. In addition, the active ingredient in RhopressaTM, AR-13324, has a unique chemical composition that was specifically designed to allow maximal efficacy of the drug in the eye. Enzymatic conversion of AR-13324 produces two separate molecules, one of which is approximately ten times more potent at inhibiting ROCK than AR-12286. The more potent ROCK inhibition provided by RhopressaTM, as well as its ability to inhibit NET, contributes to its greater efficacy and longer duration of effect relative to AR-12286.
In addition, the analyses of our data suggest that there is a secondary signaling pathway that is activated by a protein called PKC that also leads to contraction of the TM. Our preclinical analyses show that AR-13324 is a potent inhibitor of both ROCK and PKC, whereas AR-12286 is a potent inhibitor of ROCK but not of PKC. We believe that the ability of AR-13324 to inhibit both the primary, ROCK, and the secondary, PKC, signaling pathways that lead to TM cell contraction contributes to the ability of RhopressaTM to maintain its efficacy over time.
The chart below shows the duration of effect of RhopressaTM 0.02% from our 28-day Phase 2b clinical trials for RhopressaTM and RoclatanTM as compared with latanoprost, which we believe has a longer duration of effect than AR-12286. In both the Phase 2b clinical trials for RhopressaTM and RoclatanTM, RhopressaTM 0.02% had superior duration 36 hours after last dosing relative to latanoprost.
Furthermore, in a six-month toxicology study with exaggerated dosing of AR-12286, lens opacities, otherwise known as cataracts, were observed in rabbit eyes beginning at three months. In a similar six-month toxicology study with exaggerated dosing of RhopressaTM, no adverse lens effects were observed.

As a result of these observations, in June 2013, we selected RhopressaTM for advancement to Phase 3 clinical development and discontinued development of AR-12286 and its related fixed-dose combination product PG286.
Rhopressa™ Phase 1 Pharmacokinetic Study Results
In January 2014, we reported top-line results from our Phase 1 PK study, in which RhopressaTM eye drops were administered once daily to 18 healthy individuals over an eight-day period to assess systemic exposure to the drug. In addition, the drug’s effect on IOP was measured. All study subjects had normotensive IOPs in the range of 12 to 21 mmHg, with an average diurnal IOP for the group of approximately 16 mmHg prior to dosing. The PK study demonstrated very low systemic exposure to RhopressaTM, with blood levels at or below the limit of detection of 0.1 ng/mL at all time points, and no drug-related effects on systemic safety parameters such as blood pressure and heart rate. Of particular importance to the product’s efficacy profile, the subjects’ average diurnal IOP decreased by approximately 5 mmHg, or more than 30%, to approximately 11 mmHg after the eight days of dosing. We believe this large IOP reduction in normotensive subjects was due to the EVP-lowering effect of RhopressaTM, which has been subsequently supported by a preclinical in vivo study described below.

Rhopressa™ Preclinical in Vivo Study Results
We believe that the strong IOP-lowering effect of RhopressaTM at lower baseline IOPs, and its consistent IOP-lowering effect across all tested baseline IOPs, are due in part to the ability of RhopressaTM to lower EVP, which accounts for approximately half of IOP in normotensive individuals. This is an MOA that we believe further differentiates RhopressaTM from currently marketed PGA and non-PGA products. The EVP-lowering effect of RhopressaTM was demonstrated in a preclinical in vivo rabbit study sponsored by Aerie, the results of which we reported in February 2014. In this study, RhopressaTM demonstrated statistically significant reductions in EVP and IOP following the third daily dose. EVP decreased by 35% relative to baseline, and IOP was reduced by 39%. Based on these study results, it was estimated that up to 42% of the reduction in IOP caused by RhopressaTM was due to the reduction in EVP.
Rhopressa™ Development Strategy
Phase 3 registration trials for RhopressaTM commenced in July 2014. We anticipate total enrollment of approximately 1,300 patients in three Phase 3 registration trials of RhopressaTM. Phase 3 efficacy results will be determined after three months of treatment and safety results will be analyzed and submitted following 12 months of treatment. Two trials are being conducted in the United States, named “Rocket 1” and “Rocket 2,” and one safety-only study is being conducted in Canada, named “Rocket 3.”
The entry criteria for our Phase 3 trials include a minimum IOP greater than 20 mmHg and a maximum of less than 27 mmHg. Based on discussions with the FDA, we believe that the entry criteria for our Phase 3 trials will not impact the product label. The entry criteria for our Phase 2 trials were 22 to 36 mmHg. Lowering the IOP entry criteria for our Phase 3 trials increases the representation of patients with moderately elevated IOPs in the trials and thereby provides a more representative cross-section of the glaucoma patient population. The primary efficacy endpoint of the trials will be to demonstrate non-inferiority of IOP lowering for RhopressaTM compared to timolol. Timolol is the most widely used comparator in registration trials for glaucoma and also the most widely prescribed non-PGA glaucoma drug.
Pending successful advancement of the Phase 3 registration trials, three-month efficacy results are expected in the middle of the second quarter 2015 for Rocket 1 and in mid-2015 for Rocket 2. If the results of the Phase 3 trials are positive, then we would submit a new drug application, or an NDA, by mid-2016. We intend to explore the potential for priority review with the FDA, although there can be no assurance that such priority review will be granted by the FDA.

Quadruple-Action Roclatan™
Our once-daily, quadruple-action product candidate RoclatanTM is a combination of our triple-action compound AR-13324, the active ingredient in RhopressaTM, formulated with latanoprost in a single eye drop. If approved, we believe that RoclatanTM would be the first glaucoma product to lower IOP through all currently known MOAs:

•	increasing fluid outflow through the TM, the eye’s primary drain,

•	reducing fluid production in the eye,

•	reducing EVP, and

•	through the MOA of latanoprost, increasing fluid outflow through the uveoscleral pathway, the eye’s secondary drain.
RoclatanTM Phase 2 Efficacy Results
In June 2014, we completed a 28-day Roclatan™ Phase 2b clinical trial. The baseline IOPs tested in the study ranged from 22 to 36 mmHg and included 297 patients who were treated once daily with Roclatan™ 0.01%, Roclatan™ 0.02%, RhopressaTM 0.02%, or latanoprost. The primary efficacy endpoint for this Phase 2b clinical trial was statistical superiority of RoclatanTM over each of its components on day 29. Baseline IOP was measured prior to treatment. Following treatment, IOP was measured on day eight, 14 and 28 at 8 a.m., 10 a.m. and 4 p.m. We observed statistical superiority over the individual components at all time points.

Roclatan™ vs. Individual Components
Mean IOP at All Time Points (p<0.001)

RoclatanTM 0.02% lowered mean diurnal IOP on day 29 from 25.1 mmHg at baseline to 16.5 mmHg, a 34% decrease in IOP. RoclatanTM 0.02% was determined to be 1.6 - 3.2 mmHg more efficacious than latanoprost and 1.7 - 3.4 mmHg more efficacious than RhopressaTM.
Roclatan™ Efficacy vs. Individual Components
Mean IOP at All Time Points (Intent to Treat)

*	Difference between 0.02% RoclatanTM and latanoprost or RhopressaTM
An additional analysis that compared the response results for patients on day 29 revealed that 50% of RoclatanTM patients compared to 28% of latanoprost patients experienced a 35% or greater decrease in mean diurnal IOP from baseline on day 29. Furthermore, 46% of RoclatanTM patients compared to 18% of latanoprost patients had a mean diurnal IOP of 16 mmHg or less on day 29.

We believe RoclatanTM, if approved, would be the only glaucoma product that covers the full spectrum of currently known IOP-lowering MOAs, giving it the potential to provide a greater IOP-lowering effect than any currently marketed glaucoma product. Therefore, we believe RoclatanTM could compete with both PGA and non-PGA therapies for patients requiring maximal IOP lowering, including those with IOPs above 26 mmHg and those who present with significant disease progression despite currently available therapies.
Roclatan™ Phase 2 Safety Data
In our Phase 2b clinical trial, a total of 147 patients were exposed to RoclatanTM. In these trials, RoclatanTM was well tolerated. The most common RoclatanTM adverse event was hyperemia, or eye redness, which was reported in 40% of patients. For patients who experienced hyperemia, 80% were observed as mild through biomicroscopy findings. Additionally, there were no systemic drug-related adverse events reported.

Roclatan™ Development Strategy
Registration trials for Roclatan™ are expected to commence in mid-2015 upon completion of our three-month Phase 3-enabling ocular toxicology study and ocular PK study. Additionally, we expect to have further discussions with the FDA and European Medicines Agency (“EMA”) regarding final trial designs in the first quarter of 2015.
We currently anticipate total enrollment of approximately 1,500 patients in three Phase 3 registration trials of RoclatanTM. We expect there will be two trials conducted in the United States and one trial in the European Union. As described above, we intend to meet with the FDA and EMA in the first quarter of 2015 regarding final trial designs. As such, there can be no assurance that our anticipated enrollment and trial designs described above will satisfy both the FDA and EMA and subsequent adjustments to the trial designs may be necessary.
Assuming we commence the Phase 3 trials in mid-2015 and fully enroll the trials within our anticipated timeframe, we would expect efficacy data from the trials in mid-2016 and, if the results of the Phase 3 trials are positive, that we would submit a NDA by mid-2017. We intend to explore the potential for priority review with the FDA, although there can be no assurance that such priority review will be granted by the FDA.

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
Advance the development of our product candidates to approval. Based on the results from our Phase 2b clinical trial for triple-action Rhopressa™, we proceeded into Phase 3 registration trials for this drug in July 2014. In June 2014, we successfully completed a Phase 2b clinical trial for Roclatan™, our quadruple-action combination of Rhopressa™ and latanoprost, and preparatory steps for Phase 3 registration trials have commenced. We expect Phase 3 registration trials for Roclatan™ to commence in mid-2015. In addition, over the longer term, we plan to evaluate opportunities associated with preclinical-stage AR-13533, our second-generation ROCK/NET inhibitor.
Establish internal sales capabilities to commercialize our product candidates in North America and possibly Europe. We own worldwide rights to all indications for our product candidates and we plan to retain North American and possibly European commercialization rights. Ultimately, if our product candidates are approved, we plan to build a commercial team of approximately 100 sales representatives. We expect our sales organization to target approximately 10,000 high prescribing eye-care professionals throughout North America. If our product candidates are approved in Europe for commercial sale and if we self-commercialize our product candidates in Europe, we will need to establish similar functions or outsource these functions to third parties.

Explore partnerships with leading pharmaceutical and biotechnology companies to maximize the value of our product candidates outside North America. We currently plan to explore the licensing of commercialization rights or other forms of collaboration with qualified potential partners for the commercialization of our product candidates in other territories, including Japan and possibly Europe.
Continue to leverage and strengthen our intellectual property portfolio. We believe we have a strong intellectual property position relating to our product candidates. Our intellectual property portfolio contains patents and pending patent applications in the U.S. and certain foreign jurisdictions related to composition of matter, pharmaceutical compositions and methods of use for our product candidates. We have patent protection for our primary product candidates in the United States through at least 2030.
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

Competition
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our experience and scientific knowledge provide us with competitive advantages, we face competition from established branded and generic pharmaceutical companies, such as Bausch + Lomb, Inc. (acquired in 2013 by Valeant Pharmaceuticals International, Inc.), Merck & Co., Inc., Novartis International AG, Allergan, Inc. (acquired in 2014 by Actavis plc), Santen Inc. and smaller biotechnology and pharmaceutical companies as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat glaucoma. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of our product candidates, if approved, are likely to be efficacy, safety, convenience, price, tolerability and the availability of reimbursement from government and other third-party payors.
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

New MOAs
Brand	MOA / Dosing	Trial Stage
RhopressaTM (Aerie AR-13324)	ROCK/NET inhibitor (qd)	Phase 3
RoclatanTM (Aerie PG324)	ROCK/NET inhibitor + PGA (qd)	Phase 3
K-115 (Kowa)	ROCK inhibitor (bid)	Approved in Japan[1]
AMA0076 (Amakem)	ROCK inhibitor (bid)	Phase 2a
INO-8875 (Inotek)	Adenosine-A1 agonist (bid or qd)	Phase 2
OPA-6566 (Acucela)	Adenosine-A2a agonist (bid)	Phase 1/2
SYL040012 (Sylentis)	RNAi beta blocker (qd)	Phase 2

New PGAs[2]
Brand	MOA / Dosing	Trial Stage
BOL-303259 (Bausch + Lomb )	NO donating latanoprost (qd)	Phase 3
DE-117 (Santen)	EP2 agonist (qd)	Phase 2
ONO-9054 (Ono)	FP/EP3 agonist (qd)	Phase 2

1Approved in Japan on September 29, 2014 as an adjunctive therapy.
2Not usable as add-on therapy to current PGAs.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. In early 2013, Sucampo Pharmaceuticals, Inc. commercially relaunched Rescula, a twice-daily dosed PGA, with the claim that it reduces elevated IOP by increasing the outflow of aqueous humor through the TM. Additionally, Bausch + Lomb Inc., a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc., is developing a nitric oxide-donating latanoprost and is currently in Phase 3 clinical trials. Early-stage companies are also developing glaucoma treatments and may prove to be significant competitors, such as Inotek Pharmaceuticals, which is developing an adenosine receptor agonist. We expect that our competitors will continue to develop new glaucoma treatments, which may include eye drops, oral treatments, surgical procedures, implantable devices or laser treatments. Alternative treatments beyond eye drops continue to develop.
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

Manufacturing
AR-13324, the active ingredient in Rhopressa™, is a small molecule and capable of being manufactured in reliable and reproducible synthetic processes from readily available starting materials. We believe the chemistry used to manufacture AR-13324 and Rhopressa™ is amenable to scale up and does not require unusual equipment in the manufacturing process. We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We currently rely on third-party manufacturers to produce the active pharmaceutical ingredient and final drug product for our clinical trials. We manage such production with all our vendors on a purchase order basis in accordance with applicable master service and supply agreements. We do not have long-term agreements with any of these or any other third-party suppliers to support our clinical trials. Latanoprost, used in the manufacture of Roclatan™, is available in commercial quantities from multiple reputable third-party manufacturers. We intend to procure quantities on a purchase order basis for our clinical and commercial production. If any of our existing third-party suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might experience a delay in our ability to obtain alternative suppliers.
With respect to commercial production of our potential products in the future, we plan on outsourcing production of the active pharmaceutical ingredients and final drug product manufacturing if they are approved for marketing by the applicable regulatory authorities. We have entered into a contractual relationship for the commercial final drug product manufacturing. However, we do not have any current contractual relationships for the commercial production of the active pharmaceutical ingredients.
We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities. However, should a supplier or manufacturer on which we have relied to produce a product candidate provide us with a faulty product or such product is later recalled, we would likely experience delays and additional costs, each of which could be significant.
Intellectual Property
We have obtained patent protection for our primary product candidates, Rhopressa™ and Roclatan™ (patent protection for Roclatan™ arises from the patent protection we have secured for Rhopressa™), in the United States and certain foreign jurisdictions and are seeking patent protection in a number of other foreign jurisdictions for these product candidates. We intend to maintain and defend our patent rights to protect our technology, inventions, processes and improvements that are commercially important to the development of our business. We cannot be sure that any of our existing patents or patents we obtain in the future will be commercially useful in protecting our technology. We cannot be sure that our patents will issue on any of our pending patent applications or patent applications we file in the future. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, see “Risk Factors-Risks Related to Intellectual Property.”
Our intellectual property consists of issued patents, and pending patent applications for compositions of matter and methods of use, for our product candidates and other proprietary technology. For our primary product candidates Rhopressa™ and Roclatan™, we hold U.S. Patent 8,450,344, which is scheduled to expire in 2026, and U.S. Patent 8,394,826, which is scheduled to expire in 2030, each of which has claims directed to composition of matter and method of use. We hold patents for composition of matter and method of use in certain foreign jurisdictions for our primary product candidates. Additionally, we hold patents for other ROCK Inhibitor molecules.
We have established and continue to build proprietary positions for our product candidates and related technology in the United States and other jurisdictions. As of December 31, 2014, we had 44 United States or foreign issued patents that cover various aspects of our current and previously discontinued product candidates and our other proprietary technology and 22 U.S. patent applications or foreign patent applications that, if patents were to issue based on the existing claims, would cover various aspects of our current and previously discontinued product candidates and our other proprietary technology.
Aerie® is a registered trademark of ours and we have applications pending from the U.S. Patent and Trademark Office, or USPTO, for the registration of our trademarks Rhopressa™ and Roclatan™.
In October 2012, our board of directors authorized the divestiture of certain non-core intellectual property relating to implantable ophthalmic devices for future development by Novaer Holding, Inc., or Novaer, an independent company. In addition, as part of this transaction, we also licensed the non-ophthalmic rights to our intellectual property portfolio to Novaer. See Note 15 to our audited financial statements appearing elsewhere in this report.

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
The NDA Approval Process
In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (currently exceeding $2,300,000 for fiscal year 2015) unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical, preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.
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
In addition, the manufacturer and/or sponsor under an approved NDA are subject to annual product and establishment fees, currently exceeding $110,000 per product and $569,000 per establishment for fiscal year 2015. These fees are typically increased annually.
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
Patient Protection and Affordable Care Act
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, PPACA) was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•
The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services a condition for states to receive federal matching funds for the manufacturer’s covered outpatient drugs furnished to Medicaid patients. Effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by, beginning in 2011, expanding the population potentially eligible for Medicaid drug benefits. The Centers for Medicare & Medicaid Services, or CMS, have proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

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

•
PPACA requires pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers were required to track this information beginning in 2013, and the first reports were due in 2014. The information reported each year is made publicly available on a searchable website.

•
As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•
PPACA created the Independent Payment Advisory Board, which has the authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•
PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Many of the details regarding the implementation and impact of PPACA are yet to be determined, and at this time, it remains unclear the full effect that PPACA would have on our business.
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

European Union Drug Review Approval
In the European Economic Area, or EEA, which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations: the Community MA, which is issued by the European Commission through the Centralized Procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, a body of the EMA, and which is valid throughout the entire territory of the EEA; and the National MA, which is issued by the competent authorities of the Member States of the EEA and only authorized marketing in that Member State’s national territory and not the EEA as a whole.
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
Employees
We had 40 full-time employees as of December 31, 2014. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
Corporate and Available Information
Our principal executive offices are located at 2030 Main Street, Suite 1500, Irvine, California 92614 and our telephone number is (949) 526-8700. We were incorporated in Delaware in June 2005. Our internet address is www.aeriepharma.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investors section of our website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.

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
Risks Related to Development, Regulatory Approval and Commercialization
We depend substantially on the success of our product candidates, particularly Rhopressa™ and Roclatan™, which are still in development. If we are unable to successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
Our business and the ability to generate revenue related to product sales, if ever, will depend on the successful development, regulatory approval and commercialization of our product candidates for the treatment of patients with glaucoma and other diseases of the eye, particularly Rhopressa™ and Roclatan™, which are still in development, and other potential products we may develop or license. We have invested a significant portion of our efforts and financial resources in the development of our existing product candidates. The success of our product candidates will depend on several factors, including:

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
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business and we may not be able to earn sufficient revenues and cash flows to continue our operations.
We have not obtained regulatory approval for any of our product candidates in the United States or any other country.
We currently do not have any product candidates that have gained regulatory approval for sale in the United States or any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval to market each product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Phase 3 trials for Rhopressa™ commenced in July 2014 and RoclatanTM is planned to be advanced into Phase 3 clinical trials in mid-2015. We cannot predict whether these trials and future trials will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date.

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
We may be unable to initiate or complete development of our product candidates on schedule, if at all. If regulatory authorities require additional time or studies to assess the safety or efficacy of our product candidates, we may require funding beyond the amounts currently on our balance sheet. In addition, in the event of any unforeseen costs or other business decisions, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Preclinical studies and clinical trials required to demonstrate the safety and efficacy of our product candidates are time consuming and expensive and together take several years or more to complete. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:

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
If we are unable to establish a direct sales force in North America and possibly Europe, our business may be harmed.
We currently do not have an established sales organization and do not have a marketing or distribution infrastructure. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If our product candidates are approved by the FDA for commercial sale, we intend to market directly to eye-care professionals in North America through our own sales force, targeting approximately 10,000 high-prescribing eye-care professionals. If our product candidates are approved in Europe for commercial sale and if we self-commercialize our product candidates in Europe, we will need to establish similar functions or outsource these functions to third parties. We will need to incur significant additional expenses and commit significant additional time and management resources to establish and train a sales force to market and sell our products. We may not be able to successfully establish these capabilities despite these additional expenditures.
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
We currently intend to explore the licensing of commercialization rights or other forms of collaboration outside of North America and possibly Europe, which will expose us to additional risks of conducting business in international markets.
Markets outside of North America are an important component of our growth strategy. If we fail to commercialize, obtain licenses or enter into collaboration arrangements with selling parties, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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
Failure can occur at any stage of clinical development. If the clinical trials for our current and potential future product candidates are unsuccessful, we could be required to abandon development.
A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, adverse events may occur or other risks may be discovered in Phase 3 clinical trials that may cause us to suspend or terminate our clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the patient populations and the rates of dropout among clinical trial participants. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our current and potential future product candidates.
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

If the results of our clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. Moreover, preclinical and clinical data are often susceptible to varying interpretations, analyses and entry criteria, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer term trials, or have failed to obtain regulatory approval of their product candidates. While our Phase 2b clinical trial demonstrated statistical non-inferiority of RhopressaTM to the leading PGA, latanoprost, in the sub-group with moderately elevated IOP, our Phase 3 registration trials for RhopressaTM do not include a PGA as a comparator. Furthermore, the entry criteria for our Phase 3 registration trials for RhopressaTM were limited to patients with IOPs greater than 20 mmHg and less than 27 mmHg, and our Phase 2b clinical trial for RhopressaTM did not include patients with IOPs outside of the range from 22 mmHg to 36 mmHg.
Many compounds that initially showed promise in clinical trials or earlier stage testing have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. Our clinical trials for our primary product candidates, Rhopressa™ and Roclatan™, may not produce the results that we expect. In addition, if based on clinical results of Rhopressa™, we discontinue the advancement of this product candidate, in certain circumstances we may similarly determine not to advance Roclatan™, which combines Rhopressa™ with latanoprost. Our clinical trials are also designed to test the use of Rhopressa™ and Roclatan™ as a monotherapy, rather than as an add-on therapy. Accordingly, the efficacy of our primary product candidates may not be similar or correspond directly to their efficacy when used as an add-on therapy.
Several companies have previously pursued ROCK inhibitors for ophthalmic use but to date no ROCK inhibitors have been approved and most of those companies have chosen to discontinue clinical development of their ROCK inhibitors. One of our ROCK inhibitors, AR-12286, was discontinued in the clinical stage of development due to an inability to maintain its effectiveness over time. In a 28-day Phase 2b clinical trial, AR-12286 lowered IOP by 6.7 mmHg on day seven, but lowered IOP by only 5.3 mmHg on day 28. This trend continued in a follow-up three-month study. As a result, in June 2013 we discontinued any further clinical development of AR-12286 and its fixed-dose combination product PG286.
Phase 2b trials for RhopressaTM and RoclatanTM did not show a loss of efficacy over time. Similarly, published clinical data for other ROCK inhibitors have not shown a loss of efficacy over time. However, we have not previously conducted a three-month Phase 2b clinical trial for RhopressaTM or RoclatanTM, and therefore there can be no assurance as to the efficacy of RhopressaTM or RoclatanTM beyond 28 days . In addition, our current product candidates remain subject to the risks associated with clinical drug development as indicated above.
In February 2014, we reported the results of a preclinical animal study sponsored by Aerie, whereby the administration of RhopressaTM eye drops demonstrated statistically significant reductions in EVP and IOP in rabbits following the third daily dose. Based on the results of this preclinical study, together with the consistent IOP-lowering effect of RhopressaTM demonstrated in our clinical trials to date, we believe the reduction of EVP is an additional MOA of RhopressaTM and RoclatanTM. However, like the other differentiated MOAs of our product candidates, increasing outflow through the TM and decreasing fluid production in the eye, our product candidates’ effect on EVP has not been studied in humans and neither our ongoing Phase 3 registration trials for RhopressaTM nor our planned Phase 3 clinical trials for RoclatanTM will be designed to demonstrate reduction of EVP or other MOAs of our product candidates. If we are not able to demonstrate to the satisfaction of the FDA and relevant non-U.S. regulators the reduction of EVP, or any of the other differentiated MOAs of our product candidates, even if we otherwise obtain regulatory approval for RhopressaTM and RoclatanTM, it could limit the types of claims we will be able to make in our marketing and labeling of our product candidates.
Additionally, we believe RhopressaTM, if approved, will compete against PGAs in several populations including where patients have low to moderately elevated IOPs at the time of diagnosis. No patients with low-tension glaucoma have been or will be included in these clinical studies, and our expectations with respect to subjects with low IOP are based to a large extent on extrapolation of results for subjects with moderately elevated IOP. Even if our product candidates were to obtain regulatory approval, if we are unable to support claims about our product candidates to the satisfaction of the FDA and relevant non-U.S. regulators, including claims with respect to the efficacy of our product candidates for patients with low IOP, it could limit the types of claims we will be able to make in our marketing and product labeling of these product candidates.
In addition to the circumstances noted above, we may experience numerous unforeseen events that could cause our clinical trials to be delayed, suspended or terminated, or which could delay or prevent our ability to receive regulatory approval or commercialize our current and potential future product candidates, including:

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
If we elect or are required to suspend or terminate a clinical trial of any of our current and potential future product candidates, our commercial prospects will be adversely impacted and our ability to generate product revenues may be delayed or eliminated.
Our product candidates may have undesirable adverse effects, which may delay or prevent regulatory approval or, if approval is received, require our products to be taken off the market, require them to include safety warnings or otherwise limit their sales.
Unforeseen adverse effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. To date, the main tolerability finding of RhopressaTM has been transient hyperemia, or eye-redness. RoclatanTM combines RhopressaTM with latanoprost. To date, the main tolerability finding of RoclatanTM has been mild hyperemia, or eye redness. The main adverse effects of latanoprost include hyperemia, irreversible change in iris color, discoloration of the skin around the eyes and droopiness of eyelids caused by the loss of orbital fat.
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
The development and commercialization of new drug products is highly competitive. We face competition from established branded and generic pharmaceutical companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat patients with glaucoma. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. In early 2013, Sucampo Pharmaceuticals, Inc. commercially relaunched Rescula, a twice-daily dosed PGA, with the claim that it reduces elevated IOP by increasing the outflow of aqueous humor through the TM. Additionally, Bausch + Lomb Inc., a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc., is developing a nitric oxide-donating latanoprost and is currently in Phase 3 clinical trials. Early-stage companies are also developing glaucoma treatments and may prove to be significant competitors, such as Inotek Pharmaceuticals, which is developing an adenosine receptor agonist. We expect that our competitors will continue to develop new glaucoma treatments, which may include eye drops, oral treatments, surgical procedures, implantable devices or laser treatments. Alternative treatments beyond eye drops continue to develop. For example, although surgical procedures are currently used in severe cases, less invasive procedures are currently under development and we expect that we will compete with other companies that develop implantable devices or other products or procedures for use in the treatment of glaucoma.
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
The commercial success of our potential products will depend on the degree of market acceptance among eye-care professionals, patients, patient advocacy groups, healthcare payors and the medical community.
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
In March 2010, President Obama signed into law the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” or AMP, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates, which previously had been payable only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the United States, such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. For example, pharmaceutical companies are required to track certain payments made to physicians, and the first reports were due in 2014 and the reported information was made publicly available on a searchable website in September 2014. We will not know the full effects of PPACA until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the full effect of PPACA, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.
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
Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or any uses for our existing proprietary compounds beyond glaucoma or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects.
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
We are a clinical-stage pharmaceutical company with a limited operating history. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of our product candidates for the management of glaucoma and obtain the necessary regulatory approvals for our product candidates. We have never been profitable, have no products approved for commercial sale and to date have not generated any revenue from product sales. Even if we receive regulatory approval for our products for commercial sale, we do not know when such potential products will generate revenue, if at all. Our ability to generate product revenue depends on a number of factors, including our ability to:

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
We have incurred losses in each year since our inception in June 2005. Our net losses were $48.1 million, $31.1 million and $15.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $143.2 million.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable.

We have devoted the majority of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and issuance of convertible debt, including the completion of our IPO in October 2013 and the issuance of the 2014 Convertible Notes in September 2014. Our product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.
We expect our research and development expenses to continue to be significant in connection with our ongoing and planned Phase 3 clinical trials. In addition, if we obtain regulatory approval for our product candidates, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have a material adverse effect on our stockholders’ equity (deficit), financial position, cash flows and working capital.
We may need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our primary product candidates.
Our operations have consumed substantial amounts of cash since inception. In October 2013, we received net proceeds from our IPO of approximately $68.3 million, after deducting underwriting discounts and commissions and expenses. Additionally, on September 30, 2014, the Company issued $125.0 million aggregate principal amount of the 2014 Convertible Notes. The Company received net proceeds from the issuance of the 2014 Convertible Notes of approximately $124.1 million, after deducting discounts and certain expenses of $875,000. We may need to obtain additional financing to fund our future operations. Additionally, we may need to obtain additional financing to conduct additional trials for the approval of our drug candidates if requested by regulatory bodies, and completing the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.
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

We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through product commercialization, which is expected in 2017. However, until we can generate a sufficient amount of revenue, we may be required to obtain further funding through other public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.
Our substantial leverage and related obligations could adversely affect our financial condition and restrict our operating flexibility.
We have substantial debt and related obligations. As of December 31, 2014, our total indebtedness consisted of our $125.0 million aggregate principal amount of 2014 Convertible Notes. Our substantial level of debt and related obligations, including interest payments, covenants and restrictions, could have important consequences, including the following:

•	impairing our ability to successfully complete the development of our product candidates, which would prevent us from generating a source of revenue and becoming profitable;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, which could result in an event of default under the agreement governing the 2014 Convertible Notes;

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
Although the agreement governing the 2014 Convertible Notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. In addition, the agreement governing the 2014 Convertible Notes allows us to incur a significant amount of indebtedness in connection with acquisitions and a significant amount of purchase money debt. If new debt is added to current debt levels, the related risks that we and noteholders face would be increased.
The terms of the agreement governing the 2014 Convertible Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
The agreement governing the 2014 Convertible Notes contains, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The agreement governing the 2014 Convertible Notes includes covenants that, among other things, restrict or otherwise limit our ability to:

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
If not cured, as applicable, a breach of any of these provisions could result in a default under the agreement governing the 2014 Convertible Notes that would allow noteholders to declare the outstanding debt immediately due and payable. In addition, the 2014 Convertible Notes are secured by substantially all of our existing and hereafter created or acquired assets, including our intellectual property, accounts receivable, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the noteholders could initiate a bankruptcy proceeding or proceed against any assets that serve as collateral to secure the 2014 Convertible Notes.
These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand future downturns in the economy or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by the restrictive covenants under the 2014 Convertible Notes.
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
We are a clinical-stage company. We were incorporated and commenced active operations in the second quarter of 2005. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and developing our product candidates. We have not yet demonstrated our ability to successfully complete a Phase 3 registration trial, obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We have no experience in drug formulation, and we lack the resources and the capabilities to manufacture our product candidates and potential products on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates and potential products for clinical trials or commercial purposes in the foreseeable future. We currently rely on third-party manufacturers to produce the active pharmaceutical ingredient and final drug product for our clinical trials. We manage such production with all our vendors on a purchase order basis in accordance with applicable master service and supply agreements. We do not have long-term agreements with any of these or any other third-party suppliers to support our clinical trials. To the extent we terminate our existing supplier arrangements in the future and seek to enter into arrangements with alternative suppliers, we might experience a delay in our ability to obtain our commercial supplies.
With respect to production of our potential commercial products in the future, we plan on outsourcing production of the active pharmaceutical ingredients and final product manufacturing if and when approved for marketing by the applicable regulatory authorities. We have entered into a contractual relationship for the final commercial drug product manufacturing. However, we do not have any current contractual relationships for the commercial production of the active pharmaceutical ingredients. This process is difficult and time consuming and we can give no assurance that we will enter any future commercial supply agreements with any contract manufacturers on favorable terms or at all.
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
We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our current and potential future product candidates. We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements, and the terms of the arrangements may not be favorable to us. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.
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
Our intellectual property includes issued patents and pending patent applications for compositions of matter and methods of use. As of December 31, 2014, we own 9 patents and have 11 patent applications in the United States and certain foreign jurisdictions for our primary product candidates Rhopressa™ and Roclatan™. Patent protection for Roclatan™ arises from the U.S. patents that cover Rhopressa™. The patents cover composition of matter and method of use. We own 35 patents and have 11 pending patent applications in the United States and certain foreign jurisdictions relating to our previously discontinued product candidates and other proprietary technology. See “Business—Intellectual Property” included elsewhere in this report for further information about our issued patents and patent applications.
Patents that we own or may license in the future do not necessarily ensure the protection of our intellectual property for a number of reasons, including without limitation the following:

•	our patents may not be broad or strong enough to prevent competition from other products that are identical or similar to our product candidates;

•	there can be no assurance that the term of a patent can be extended under the provisions of patent term extension afforded by U.S. law or similar provisions in foreign countries, where available;

•	our issued patents and patents that we may obtain in the future may not prevent generic entry into the market for our Rhopressa™ and Roclatan™ product candidates;

•	we do not at this time own or control issued foreign patents outside of Europe that would prevent generic entry into those markets for our product candidates;

•	we may be required to disclaim part of the term of one or more patents;

•	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

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
Our commercial success will depend significantly on maintaining and expanding patent protection for our product candidates, as well as successfully defending our current and future patents against third-party challenges. As of December 31, 2014, we own 44 patents and have 22 pending patent applications in the United States and certain foreign jurisdictions relating to our current and previously discontinued product candidates and proprietary technology. See “Business—Intellectual Property” included elsewhere in this report for further information about our issued patents and patent applications. Our issued patents include 9 patents for composition of matter and method of use covering our lead product candidate, Rhopressa™ in the United States and certain foreign jurisdictions. These patents also cover our other primary product candidate Roclatan™ to the extent that Rhopressa™ forms a part of Roclatan™. The remainder of our portfolio is made up of patents covering previously discontinued product candidates and other proprietary technology and pending patent applications that have not yet been issued by the USPTO, or any other jurisdiction that cover our current and previously discontinued product candidates or other proprietary technology.
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
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. It may be difficult for us to stop the infringement of our patents or the misappropriation of these intellectual property rights in any foreign jurisdictions. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.
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
We assigned the trade names RhopressaTM and RoclatanTM to our lead product candidates in 2014, with trademark applications for registration pending from the USPTO. These and any other names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt an alternative name for our product candidates. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.
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
We are currently a small company with 40 full-time employees as of December 31, 2014. In order to commercialize our potential products, we will need to substantially increase our operations. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company. We expect to expand our employment base to approximately 300 when we are in the full commercial stages of our current potential products’ life cycle.
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
If we engage in acquisitions or licenses in the future, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions or licenses.
We may attempt to acquire or license businesses, technologies, services, products or product candidates in the future that we believe are a strategic fit with our business. We have no present agreement regarding any material acquisitions or licenses. However, if we do undertake any acquisitions or licenses, the process of integrating an acquired or licensed business, technology, service, product or product candidate into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions or licenses could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions or licenses could also result in the incurrence of debt, actual or contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.
We have limited experience identifying, negotiating and implementing acquisitions or licenses of additional product candidates, which is a lengthy and complex process. The market for acquiring or licensing product candidates is intensely competitive, and other companies, including some with substantially greater financial, marketing and sales resources, may also pursue strategies to acquire or license products, product candidates or technologies that we may consider attractive. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.
We have limited resources to identify and execute the acquisition or licensing of additional product candidates and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire or license the rights to additional product candidates on terms that we find acceptable, or at all. Any product candidate that we acquire or license may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities
Our business is affected by macroeconomic conditions.
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
Our principal executive offices are located in Irvine, California, our clinical and finance operations are located in Bedminster, New Jersey and our research and development facility is located in Research Triangle Park, North Carolina. We are vulnerable to natural disasters, such as severe storms and other events that could disrupt our operations. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.
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
Our stock price has been volatile and is likely to continue to be volatile. Since shares of our common stock were sold in our IPO in October 2013 at a price of $10.00 per share, our closing stock price has reached a high of $31.25 and a low of $10.40, through February 20, 2015. The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant impact on the market price of our common stock:

•	the results of our testing and clinical trials, including the results of our Phase 3 registration trial for RhopressaTM and the results of our planned Phase 3 registration trials for RoclatanTM;

•	announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	any adverse changes to our relationship with manufacturers or suppliers;

•	the results of our efforts to acquire or license additional product candidates;

•	variations in the level of expenses related to our existing product candidates or preclinical and clinical development programs;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the U.S. equity markets;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
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
Our officers and directors, and stockholders who own more than 5% of our outstanding common stock, beneficially own approximately 69.41% of our common stock as of December 31, 2014. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders may be able to determine all matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of the 2014 Convertible Notes and any future debt agreements may preclude us from paying dividends. As a result, we expect that only appreciation of the price of our common stock, if any, will provide a return to investors for the foreseeable future.
Our ability to use our net operating loss carry-forwards may be limited.
As of December 31, 2014, we had federal net operating losses of approximately $133.6 million, which may be utilized against future federal income taxes. These net operating losses will begin to expire at various dates beginning in 2024, if not utilized. If we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, we may be subject to annual limits on our ability to utilize net operating loss carry-forwards. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning 5% or more of our total equity value. We are not currently subject to any annual limits on our ability to utilize net operating loss carry-forwards. Our deferred tax assets have been fully offset by a valuation allowance as of December 31, 2014.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are currently located in Irvine, California, our clinical and finance operations are located in Bedminster, New Jersey and our research and development facility is located in Research Triangle Park, North Carolina. In January 2015, we entered into a lease agreement under which we are leasing approximately 14,500 square feet of office space in Irvine, California. Refer to Note 17 to our audited financial statements appearing elsewhere in this report for further information. Our Bedminster, New Jersey location consists of approximately 14,000 square feet of leased office space under a lease that expires in August 2020. Our research and development facility consists of approximately 5,300 square feet of leased laboratory space under an annual lease agreement. We may require additional space and facilities as our business expands.
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
On February 20, 2015, the closing price for our common stock as reported on the NASDAQ Global Market was $27.71. The following table sets forth the high and low intraday sale prices per share of our common stock for the periods indicated as reported by the NASDAQ Global Market.

	High	Low
2014
Fourth Quarter	$32.50	$19.46
Third Quarter	27.25	16.05
Second Quarter	29.71	13.66
First Quarter	27.15	15.03

2013
Fourth Quarter (beginning October 25, 2013)	$18.50	$10.25
Stockholders
As of February 20, 2015, we had 24,046,939 shares of common stock outstanding held by approximately 11 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Comparison of Cumulative Total Return*
Among Aerie Pharmaceuticals Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index
$300.00
$270.00
$240.00
$210.00
$180.00
$150.00
$120.00
$90.00
10/25/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
Aerie (AERI)
NASDAQ Composite Index (IXIC)
NASDAQ Biotechnology Index (NBI)

*This performance graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Dividend Policy
We have not declared or paid any cash dividends on our capital stock in the last two fiscal years. We currently anticipate that we will retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, we anticipate that only appreciation of the price of our common stock, if any, will provide a return to investors for at least the foreseeable future.

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
We have invested the net proceeds from the IPO in a variety of capital preservation investments, including short-term and long-term, investment grade, interest bearing instruments. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on October 28, 2013 pursuant to Rule 424(b) under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data for the periods and as of the dates indicated. You should read the following selected financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our audited financial statements and the accompanying notes included elsewhere in this report. We have derived the statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 from our audited financial statements included in this report. We have derived the statement of operations data for the year ended December 31, 2011 and the balance sheet data as of December 31, 2012 and 2011 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	YEAR ENDED DECEMBER 31,
	2014	2013	2012	2011

Statement of Operations and Comprehensive Loss Data:
Expenses:
General and administrative	$(20,103)	$(10,287)	$(5,020)	$(3,521)
Research and development	(29,869)	(11,883)	(9,273)	(10,695)
Loss from operations	(49,972)	(22,170)	(14,293)	(14,216)
Other income (expense), net	1,839	(8,978)	(685)	1,249
Net loss	$(48,133)	$(31,148)	$(14,978)	$(12,967)
Net loss attributable to common stockholders—basic and diluted(1)	$(48,133)	$(31,598)	$(15,643)	$(13,419)
Net loss per share attributable to common stockholders—basic and diluted(1)	$(2.00)	$(6.38)	$(16.39)	$(14.50)
Weighted average number of common shares outstanding—basic and diluted(1)	24,086,651	4,955,760	954,695	925,625

	AS OF DECEMBER 31,
	2014	2013	2012	2011
		(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$85,586	$69,649	$2,925	$15,068
Short-term investments	54,339	—	—	—
Long-term investments	18,275	—	—	—
Total assets	161,085	70,458	3,219	15,458
Notes payable, net of discount, and accrued interest thereon	—	—	2,347	—
Warrants liability—related parties	—	—	2,456	1,098
Convertible notes, net of discounts	124,156	—	—	—
Convertible preferred stock	—	—	60,898	60,348
Total stockholders’ equity (deficit)	28,042	66,976	(63,919)	(48,697)
 ____________________

(1)
Prior to 2014, net loss attributable to common stockholders reflects the accretion on convertible preferred stock and, where applicable, preferred stock dividends. See Note 2 to our audited financial statements appearing elsewhere in this report for an explanation of the method used to calculate the basic and diluted net loss per share attributable to common stockholders.

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
Overview
We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our lead product candidate, once-daily, triple-action RhopressaTM, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in May 2013. Phase 3 registration trials commenced in July 2014. Our Phase 3 registration trial (“Rocket 1”) and a second Phase 3 registration trial (“Rocket 2”) will measure efficacy over three months. Rocket 2 is also designed to assess safety over 12 months. In addition, we are conducting a one year, safety-only study in Canada, named “Rocket 3.” Pending successful advancement of the Phase 3 registration trials, three-month efficacy results are expected in the middle of the second-quarter 2015 for Rocket 1 and by mid-2015 for Rocket 2. Our second product candidate, once-daily, quadruple-action RoclatanTM, which is a fixed-dose combination of RhopressaTM and latanoprost, the most commonly prescribed drug for the treatment of patients with glaucoma, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in June 2014. We expect Phase 3 registration trials to commence in mid-2015. Preparatory steps for these trials have already commenced.
We are developing RhopressaTM as the first of a new class of compounds that is designed to lower intraocular pressure, or IOP, through novel biochemical targets. By inhibiting these targets, we believe RhopressaTM reduces IOP via three separate mechanisms of action, or MOAs: (i) it increases fluid outflow through the trabecular meshwork, the diseased tissue of the eye, (ii) it reduces episcleral venous pressure, which represents the pressure of the blood in the episcleral veins of the eye where eye fluid drains into the bloodstream, and (iii) it reduces the production of eye fluid. RoclatanTM is a combination of RhopressaTM and latanoprost and is designed to lower IOP through the same three MOAs as RhopressaTM and, with a fourth MOA, through the ability of latanoprost to increase fluid outflow through the uveoscleral pathway, the eye’s secondary drain.
Our mission is to build a major ophthalmic pharmaceutical company. In addition to our primary product candidates, RhopressaTM and RoclatanTM, we are also exploring the longer-term impact of RhopressaTM and RoclatanTM on the diseased trabecular meshwork and evaluating possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. We recently issued a research update on preclinical results demonstrating the potential for RhopressaTM to have disease-modifying activity in glaucoma by stopping fibrosis in the trabecular meshwork, and also increasing perfusion in the trabecular outflow pathway thus increasing the delivery of nutrients to the diseased tissue. Additionally, an early-stage molecule, AR-13154, has shown the preclinical potential to decrease lesions in wet age-related macular degeneration at numerically higher levels than current market leading products. Our strategy includes developing our business outside of North America, including potentially obtaining clinical approval on our own for our lead compounds in Europe and possibly Japan. Regarding commercialization strategy, if our products are successful, we may potentially commercialize ourselves or with a partner in Europe, and potentially with a partner in Japan. As we prepare for foreign-based activities, we are evaluating optimized supply chain configurations and domicile alternatives for our non-U.S. intellectual property.
We may license, acquire or develop additional product candidates to broaden our presence in ophthalmology. We are continuing to explore collaboration opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas, including gene therapy. However, we have no present plans, agreements or commitments with respect to any potential acquisition, investment or license related to such additional product candidates.
We have incurred net losses since our inception in June 2005. Our operations to date have been limited to research and development and raising capital. As of December 31, 2014, we had an accumulated deficit of $143.2 million. We recorded net losses of $48.1 million, $31.1 million and $15.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect our research and development expenses to increase as we initiate and conduct clinical trials for our Rhopressa™ and Roclatan™ product candidates and pursue regulatory approval. As we prepare for commercialization, we will likely incur significant commercial, sales, marketing and outsourced manufacturing expenses. Since our initial public offering (“IPO”) in October 2013, we are also incurring additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses at least for the next several years.
Prior to our IPO, we raised net cash proceeds of $78.6 million from the private placement of $43.8 million of convertible preferred stock and $34.8 million of convertible notes. Subsequent to the issuance of the convertible notes, we made $0.5 million in cash payments, $16.2 million of the convertible notes were converted into shares of convertible preferred stock, which were subsequently converted into shares of common stock in connection with our IPO, and $18.0 million of convertible notes initially sold in 2012 (the “2012 Convertible Notes”) were converted into shares of common stock in connection with our IPO. In connection with our IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock.
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
On September 30, 2014, we issued $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”). We received net proceeds from the issuance of the 2014 Convertible Notes of approximately $124.1 million, after deducting discounts and certain expenses of $875,000.
Proceeds from the 2014 Convertible Notes financing in September 2014, together with proceeds from our IPO in October 2013, are expected to provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, and approval by the U.S. Federal Drug Administration (“FDA”) and product commercialization, pending successful outcome of the trials. We also intend to use the proceeds in part for general corporate purposes and potentially for strategic growth opportunities.
On November 3, 2014, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of December 31, 2014, we have not sold any securities registered pursuant to the shelf registration statement.
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

The following table shows our research and development expenses by type of activity for the years ended December 31, 2014, 2013 and 2012:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
(in thousands)
RhopressaTM
Direct non-clinical	$8,765	$3,410	$2,318
Direct clinical	10,994	1,607	993
Total	$19,759	$5,017	$3,311
RoclatanTM
Direct non-clinical	$690	$481	$—
Direct clinical	1,869	234	—
Total	$2,559	$715	$—
Discontinued product candidates
Direct non-clinical	$89	$596	$2,312
Direct clinical	1	2,965	1,475
Total	$90	$3,561	$3,787
Unallocated	7,461	2,590	2,175
Total research and development expense	$29,869	$11,883	$9,273
For the periods presented, we did not incur any direct non-clinical or direct clinical costs for AR-13533, exploring the longer-term impact of Rhopressa™ and Roclatan™ on the diseased trabecular meshwork or evaluating possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. Costs for these activities were primarily comprised of internal personnel costs and were included in unallocated costs. Discontinued product candidates relate to previously developed AR-12286 and related compounds, which did not meet their primary endpoints in clinical trials. We incurred direct non-clinical and direct clinical expenses for these discontinued product candidates in all periods presented.
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

Other expense consists of interest expense under our convertible notes, including the 2014 Convertible Notes, amortization of debt discounts and non-cash expense related to changes in the fair value of our warrants liability arising from stock purchase warrants. Prior to our IPO, we recognized all of our outstanding warrants as liabilities on our balance sheet as they were subject to price protection provisions. The liability was revalued at each reporting period and changes in the fair value of the warrant liability were included as a component of Other income (expense), net. Upon closing of the IPO, the remaining outstanding warrants to purchase convertible preferred stock were automatically converted into warrants to purchase common stock and all price protection provisions associated with the warrants were removed, at which time the liabilities were revalued and reclassified to equity. Refer Note 8 and Note 12 to our audited financial statements appearing elsewhere in this report for further information.
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
Accrued Expenses
As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to CROs in connection with clinical trials;

•	fees paid to investigative sites in connection with clinical trials; and

•	fees paid to contract manufacturing organizations and service providers that assist in conducting preclinical studies.
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
Fair Value Measurements
We record certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of our financial instruments, including cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The carrying amounts of long-term investments represent their estimated fair values. The estimated fair value of our 2014 Convertible Notes was $163.8 million as of December 31, 2014. Refer to Note 5 to our audited financial statements included elsewhere in this report. As of December 31, 2014 and 2013, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the balance sheet. Refer to Note 12 to our audited financial statements included elsewhere in this report.
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
Stock-based compensation expense was $9.2 million, $2.9 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had $23.1 million of unrecognized compensation expense.
The intrinsic value of all stock options outstanding as of December 31, 2014 was $79.8 million, of which $35.9 million and $43.9 million related to stock options that were vested and unvested, respectively, at that date.
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
We estimated the fair value of stock options at the grant date using the following assumptions:

•
Fair Value of our Common Stock. For all stock options granted after the completion of our IPO, the fair value for our underlying common stock is determined using the closing price on the date of grant as reported on the NASDAQ Global Market. For all stock options granted prior to the completion of our IPO, the fair value for our underlying common stock was determined by our board of directors in its sole discretion based on recommendations from management and taking into account advice and assistance provided by third-party valuation consultants engaged to assist us in connection with such valuations.

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

•
Dividend Yield. Except for a one-time cash dividend related to the spin-off of certain non-core intellectual property (further described in Note 15 to our audited financial statements appearing elsewhere in this report), we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised.
Key assumptions utilized in the fair value calculation for the underlying common stock as of December 31, 2014, 2013 and 2012 appear on the table below.

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Expected term (years)	6.25	6.25	6.25
Expected stock price volatility(1)	80.44%	79.20%	60.00%
Risk-free interest rate	1.90%	1.78%	1.05%
Dividend yield	—	—	—

(1) Weighted Average for 2014

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

Tax Valuation Allowance
A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We provided a full valuation allowance on our deferred tax assets that primarily consist of cumulative federal net operating losses of $133.6 million for the period from inception (June 22, 2005) to December 31, 2014. Due to our three year cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, a full valuation allowance against our net deferred tax assets was considered necessary.

Results of Operations
Comparison of the Years Ended December 31, 2014 and 2013
The following table summarizes the results of our operations for the years ended December 31, 2014 and 2013:

	YEAR ENDED DECEMBER 31,		INCREASE (DECREASE)	% INCREASE (DECREASE)
	2014	2013
	(in thousands)
Expenses
General and administrative	$(20,103)	$(10,287)	$9,816	95%
Research and development	(29,869)	(11,883)	17,986	151%
Other income (expense), net	1,839	(8,978)	10,817	N/A
Net loss	$(48,133)	$(31,148)
General and administrative expenses
General and administrative expenses increased by $9.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily associated with the expansion of our employee base to support the growth of our operations. Personnel costs increased by $6.7 million, including employee stock based compensation expense of $5.2 million and new salaried employees and related expenses of $1.9 million. This increase in personnel costs was partially offset by a decrease in severance expense of $0.4 million related to a former employee. As a result of increased audit fees, legal fees, board expenses and other business related activities in connection with operating as a public company, outside professional fees increased by $2.8 million and travel expenses increased by $0.3 million.
Research and development expenses
For the year ended December 31, 2014, our research and development activity was primarily associated with Phase 3 registration trials for RhopressaTM, Phase 2b clinical trials for RoclatanTM and preparatory activities for our Phase 3 clinical trials for RoclatanTM. Research and development expenses increased by $18.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Costs for RhopressaTM increased by $14.8 million as direct clinical costs and direct non-clinical costs increased $9.4 million and $5.4 million, respectively. Costs for RoclatanTM increased $1.9 million as direct clinical costs increased $1.6 million and direct non-clinical costs increased $0.2 million. Additionally, unallocated expenses including employee compensation, consulting costs and related expenses increased by $4.9 million. Research and development expenses for product candidates for which further advancement was discontinued decreased by $3.5 million.
Other income (expense), net
Other income (expense), net increased by $10.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was mainly due to a decrease of $3.7 million in non-cash expense related to the change in the fair value of warrant liabilities and a decrease of $3.2 million in interest and amortization expense related to our 2014 Convertible Notes and 2012 Convertible Notes. Upon closing of the IPO in October 2013, the principal and accrued interest outstanding under our 2012 Convertible Notes were converted into 1,860,363 shares of common stock resulting in a $2.7 million loss. Additionally, for the years ended December 31, 2014 and 2013, we received $2.3 million and $1.3 million, respectively, of income from the sale of deferred state tax benefits to an unrelated third party, as further described in Note 9 to our audited financial statements appearing elsewhere in this report.
Comparison of the Years Ended December 31, 2013 and 2012
The following table summarizes the results of our operations for the years ended December 31, 2013 and 2012:

	YEAR ENDED DECEMBER 31,		INCREASE (DECREASE)	% INCREASE (DECREASE)
	2013	2012
	(in thousands)
General and administrative expenses	$(10,287)	$(5,020)	$5,267	105%
Research and development expenses	(11,883)	(9,273)	$2,610	28%
Other income (expense), net	(8,978)	(685)	$(8,293)	N/A
Net loss	$(31,148)	$(14,978)
General and administrative expenses
General and administrative expenses increased by $5.3 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily associated with an increase of $3.3 million in personnel costs, including employee stock based compensation and new salaried employees and related expenses resulting in part from the hiring of our Chief Financial Officer in October 2012 and our President and Chief Operating Officer in August 2013. As a result of increased audit fees, legal fees, board expenses and other business related activities in connection with our IPO and operating as a public company, outside professional fees increased by $1.8 million.
Research and development expenses
For the year ended December 31, 2013, our research and development activity was primarily associated with Phase 2 clinical trials and other non-clinical preparatory activities for RhopressaTM and product candidates for which further advancement was discontinued during the second quarter of 2013. These product candidates did not demonstrate the efficacy endpoint required for further advancement. Research and development expenses increased by $2.6 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Costs for RhopressaTM increased by $1.7 million as direct non-clinical costs and direct clinical costs increased $1.1 million and $0.6 million, respectively. Costs for RoclatanTM increased $0.7 million as direct non-clinical costs increased $0.5 million and direct clinical costs increased $0.2 million. Research and development expenses for product candidates for which further advancement was discontinued decreased by $0.2 million as direct non-clinical costs decreased by $1.7 million and direct clinical costs increased by $1.5 million. The remaining change was due to the change in unallocated expenses, including employee salary and related expenses.
Other income (expense), net
Other income (expense), net decreased by $8.3 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease was mainly due to a $3.7 million increase in non-cash interest expense relating to the amortization of debt discounts and accrued interest, a $3.2 million unfavorable non-cash change in the fair value of warrant liabilities and a $2.7 million loss recognized in connection with the conversion of our outstanding convertible notes upon the closing of our IPO. These increased expenses were partially offset by $1.3 million of income generated as a result of our participation in the New Jersey Economic Development Authority’s sponsored Technology Business Tax Certificate Transfer Program.
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
On September 30, 2014, we issued $125.0 million aggregate principal amount of the 2014 Convertible Notes. We received net proceeds from the issuance of the 2014 Convertible Notes of approximately $124.1 million, after deducting discounts and certain expenses of $875,000.
As of December 31, 2014, our principal sources of liquidity were our cash and cash equivalents and investments, which totaled approximately $158.2 million.
We believe that our cash and cash equivalents and investments as of December 31, 2014 will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, and approval by the FDA and product commercialization, pending successful outcome of the trials. Our ability to continue as a going concern will depend, in large part, on our ability to successfully commercialize our product candidates and generate positive cash flow from operations, neither of which is certain.
On November 3, 2014, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of December 31, 2014, we have not sold any securities registered pursuant to the shelf registration statement.
The following table summarizes our sources and uses of cash:

	YEAR ENDED DECEMBER 31,
(in thousands)	2014	2013	2012
Net cash (used in) provided by:
Operating activities	$(33,726)	$(16,448)	$(14,968)
Investing activities	(73,318)	(63)	(51)
Financing activities	122,981	83,235	2,876
Net increase (decrease) in cash and cash equivalents	$15,937	$66,724	$(12,143)
During the years ended December 31, 2014, 2013 and 2012, our operating activities used net cash of $33.7 million, $16.4 million and $15.0 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses, adjusted for certain non-cash items. The increase in net loss from operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due primarily to increases in general and administrative expenses and research and development expenses as previously described, see “Results of Operations.” For the years ended December 31, 2014 and 2013, we received $2.3 million and $1.3 million, respectively, of cash proceeds from the sale of deferred state tax benefits to an unrelated third party, as further described in Note 9 to our audited financial statements appearing elsewhere in this report, which decreased net cash used in operating activities.
During the year ended December 31, 2014, our investing activities used net cash of $73.3 million primarily related to purchases of available-for-sale investments of $95.4 million, which was partially offset by maturities and sales of available-for-sale investments of $20.7 million and $1.5 million, respectively. During the years ended December 31, 2013 and 2012, our investing activities primarily related to purchases of office furnishings and equipment to facilitate our increased research and development activities and headcount.

During the years ended December 31, 2014, 2013 and 2012, our financing activities provided net cash of $123.0 million, $83.2 million and $2.9 million, respectively. The net cash provided by financing activities during the year ended December 31, 2014 was primarily related to net proceeds of $124.2 million from the issuance of the 2014 Convertible Notes, partially offset by payments of debt issuance costs of $1.3 million. The net cash provided by financing activities during the year ended December 31, 2013 was related to net proceeds of $68.3 million from our IPO and $15.0 million from the sale of the 2012 Convertible Notes. The net cash provided by financing activities during the year ended December 31, 2012 was related to $3.0 million from the sale of the 2012 Convertible Notes.
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

We may need to obtain additional financing to fund our future operations, including supporting sales and marketing activities, as well as funding the ongoing development of any additional product candidates we might license, acquire or develop internally. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders.
If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or discontinue our research and development programs or commercialization efforts.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2014:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
	(in thousands)
Operating lease obligations(1)	$2,092	$460	$641	$724	$267
Convertible Notes(2)	125,000	—	—	—	125,000
	127,092	460	641	724	125,267

(1)	Our operating lease obligations are related to our office in New Jersey, research facility in North Carolina and office in Newport Beach, California.

(2)
On September 30, 2014, we issued the 2014 Convertible Notes to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. On January 1, 2015, Deerfield International Master Fund, L.P. transferred all of its rights under the 2014 Convertible Notes to Deerfield Special Situations Fund, L.P. The 2014 Convertible Notes mature on the seventh anniversary from the date of issuance, unless earlier converted. Refer to Note 8 to our audited financial statements appearing elsewhere in this report for further information.

In January 2015, we entered into a lease agreement (the “Irvine Lease Agreement”) under which we are leasing approximately 14,500 square feet of office space in Irvine, California. The initial term of the lease expires in January 2021. Total additional rental payments of approximately $2.9 million under the Irvine Lease Agreement are expected to be incurred from January 2015 to January 2021 and are excluded from the table above.
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
As of December 31, 2014, we had approximately $133.6 million of net operating loss carry-forwards, which may be utilized against future federal income taxes. These net operating losses will begin to expire at various dates beginning in 2024, if not utilized. We also have federal research and development tax credit carry-forwards of $0.6 million to offset future federal income taxes, which expire at various dates beginning in 2024, if not utilized.
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

As of December 31, 2014, we recorded a full valuation allowance against our net deferred tax assets and development tax credit carry-forwards, as we believe, based on our history of operating losses, it is more likely than not that the tax benefits will not be realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carry-forwards will be realized, net income would increase in the period of such determination. In January 2015, we participated in the New Jersey Economic Development Authority’s Sponsored Technology Business Tax Certificate Transfer Program, as further described in Note 17 to our audited financial statements appearing elsewhere in this report.

Jumpstart Our Business Startups Act of 2012
The Jumpstart Our Business Startups Act of 2012 provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for us for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this accounting standard update on our financial statements.
In June 2014, the FASB issued ASU 2014-10, which eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new standard is effective for us for interim and annual periods beginning after December 15, 2014, with early adoption permitted. We evaluated and elected early adoption of ASU 2014-10 for our annual filing on Form 10-K for the year ended December 31, 2014 and we no longer disclose inception-to-date information in our Statements of Operations and Comprehensive Loss, Cash Flows and Stockholders’ Equity (Deficit) and the related notes thereto.
In July 2013, the FASB issued ASU 2013-11, which is an amendment to the accounting guidance on income taxes. This guidance provides clarification on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment was effective for us for interim and annual periods beginning after December 15, 2013. The adoption of the provisions of this guidance did not have a material impact on our financial statements.
In February 2013, the FASB issued ASU 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that public and non-public companies present information about reclassification adjustments for accumulated other comprehensive income in their annual financial statements in a note or on the face of the financial statements. Public companies are also required to provide this information in interim financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows and financial position.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of December 31, 2014, totaled $85.6 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our investments totaled $72.6 million as of December 31, 2014 and consisted of certificates of deposit, corporate bonds and government agency securities. We had cash and cash equivalents on hand of $69.6 million as of December 31, 2013. Given the short-term nature of our cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. The 2014 Convertible Notes carry a fixed interest rate and, as such, are not subject to interest rate risk. We do not have any foreign currency or other derivative financial instruments.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in conformity with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 in Internal Control-Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act made available to us under the Jumpstart Our Business Startups Act of 2012.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On November 3, 2014, we entered into an at-the-market sales agreement with Cantor Fitzgerald & Co. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Cantor Fitzgerald & Co., acting as agent. The common stock will be issued pursuant to our registration statement on Form S-3 (File No. 333-199821).
Pursuant to the at-the-market sales agreement, shares of common stock may be offered and sold through Cantor Fitzgerald & Co. in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on or through the NASDAQ Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald & Co. will act as sales agent on a best efforts basis and use commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us, consistent with its normal trading and sales practices, on mutually agreed terms between Cantor Fitzgerald & Co. and us. Except as otherwise described in the at-the-market sales agreement, Cantor Fitzgerald & Co. will be entitled to compensation at a commission rate of up to 3.0% of the gross sales price per share sold. We have no obligation to sell any shares under the at-the-market sales agreement, and may at any time suspend offers under the at-the-market sales agreement or terminate the at-the-market sales agreement.
The summary of the at-the-market sales agreement in this report does not purport to be complete and is qualified by reference to such agreement, which is filed as Exhibit 1.1 to this report.

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

AERIE PHARMACEUTICALS, INC.

Date: February 27, 2015	By:	/S/ VICENTE ANIDO, JR., PHD
Vicente Anido, Jr., PhD
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ VICENTE ANIDO, JR., PHD	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 27, 2015
Vicente Anido, Jr., PhD

/S/ RICHARD J. RUBINO	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015
Richard J. Rubino

/S/ GERALD D. CAGLE, PHD	Director	February 27, 2015
Gerald D. Cagle, PhD

/S/ GEOFFREY DUYK, MD, PHD	Director	February 27, 2015
Geoffrey Duyk, MD, PhD

/S/ MURRAY A. GOLDBERG	Director	February 27, 2015
Murray A. Goldberg

/S/ DAVID W. GRYSKA	Director	February 27, 2015
David W. Gryska

/S/ BENJAMIN F. MCGRAW III, PHARM.D.	Director	February 27, 2015
BENJAMIN F. MCGRAW III, PHARM.D.

/S/ ANAND MEHRA, MD	Director	February 27, 2015
Anand Mehra, MD

INDEX TO FINANCIAL STATEMENTS

AERIE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Aerie Pharmaceuticals, Inc.
In our opinion, the accompanying Balance Sheets and the related Statements of Operations and Comprehensive Loss, of Stockholders’ Equity (Deficit), and of Cash Flows present fairly, in all material respects, the financial position of Aerie Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the results of their operations and their cash flows for three years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 27, 2015

AERIE PHARMACEUTICALS, INC.
Balance Sheets
(in thousands, except share and per share data)

	DECEMBER 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$85,586	$69,649
Short-term investments	54,339	—
Prepaid expenses and other current assets	1,122	618
Total current assets	141,047	70,267
Long-term investments	18,275	—
Furniture, fixtures and equipment, net	240	132
Other assets, net	1,523	59
Total assets	$161,085	$70,458
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$8,336	$3,482
Interest payable	551	—
Total current liabilities	8,887	3,482
Convertible notes, net of discounts	124,156	—
Total liabilities	133,043	3,482
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of December 31, 2014 and December 31, 2013; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2014 and December 31, 2013; 24,018,577 and 23,285,549 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	24	23
Additional paid-in capital	171,326	162,021
Accumulated other comprehensive loss	(107)	—
Accumulated deficit	(143,201)	(95,068)
Total stockholders’ equity	28,042	66,976
Total liabilities and stockholders’ equity	$161,085	$70,458
The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Operating expenses
General and administrative	$(20,103)	$(10,287)	$(5,020)
Research and development	(29,869)	(11,883)	(9,273)
Loss from operations	(49,972)	(22,170)	(14,293)
Other income (expense), net	1,839	(8,978)	(685)
Net loss	$(48,133)	$(31,148)	$(14,978)

Net loss attributable to common stockholders—basic and diluted	$(48,133)	$(31,598)	$(15,643)
Net loss per share attributable to common stockholders—basic and diluted	$(2.00)	$(6.38)	$(16.39)
Weighted average number of common shares outstanding—basic and diluted	24,086,651	4,955,760	954,695

Net loss	$(48,133)	$(31,148)	$(14,978)
Unrealized loss on available-for-sale investments	(107)	—	—
Comprehensive loss	$(48,240)	$(31,148)	$(14,978)
The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.
Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balances at December 31, 2011	12,120,531	$60,348	951,973	$1	$109	$—	$(48,807)	$(48,697)
Exercise of stock options	—	—	12,907	—	6	—	—	6
Stock-based compensation	—		—		430	—	—	430
Accretion from conversion of note payable to related parties	—	292	—	—	(290)	—	(2)	(292)
Accretion of stock issuance costs	—	258	—	—	(255)	—	(3)	(258)
Cash dividend	—	—	—	—	—	—	(130)	(130)
Net loss	—	—	—	—	—	—	(14,978)	(14,978)
Balances at December 31, 2012	12,120,531	60,898	964,880	1	—	—	(63,920)	(63,919)
Exercise of stock options	—	—	3,195	—	1	—	—	1
Vesting of restricted stock	—	—	124,966	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,858	—	—	2,858
Accretion from conversion of note payable to related parties	—	240	—	—	(240)	—	—	(240)
Accretion of stock issuance costs	—	210	—	—	(210)	—	—	(210)
Conversion of convertible preferred stock to common stock	(12,120,531)	(61,348)	12,120,531	12	61,336	—	—	61,348
Conversion of convertible notes payable and accrued interest to common stock	—	—	1,860,363	2	18,602	—	—	18,604
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions of $5,410 and offering costs of $3,644	—	—	7,728,000	8	68,218	—	—	68,226
Issuance of common stock upon net exercise of warrants	—	—	483,614	—	4,896	—	—	4,896
Reclassification of warrants from liabilities to equity	—	—	—	—	6,560	—	—	6,560
Net loss	—	—	—	—	—	—	(31,148)	(31,148)
Balances at December 31, 2013	—	—	23,285,549	23	162,021	—	(95,068)	66,976
Issuance of common stock upon exercise of stock purchase rights	—	—	10,941	—	119	—	—	119
Exercise of stock options	—	—	579,083	1	8	—	—	9
Vesting of restricted stock	—	—	143,004	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,178	—	—	9,178
Unrealized loss on available-for-sale investments	—	—	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	—	—	(48,133)	(48,133)
Balances at December 31, 2014	—	$—	24,018,577	$24	$171,326	$(107)	$(143,201)	$28,042
The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.
Statements of Cash Flows
(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(48,133)	$(31,148)	$(14,978)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	73	64	138
Amortization and accretion costs related to notes payable—related parties	—	3,207	59
Amortization of deferred financing costs and debt discount	77	—	—
Amortization of discount on available-for-sale investments	416	—	—
Interest payable—related parties	—	588	16
Loss (gain) on conversion of notes payable	—	2,737	—
Stock-based compensation	9,178	2,858	430
Change in fair value measurements	—	3,717	630
Changes in operating assets and liabilities
Prepaid, current and other assets	(717)	(516)	9
Accounts payable and other current liabilities	4,829	2,045	(1,272)
Interest payable	551	—	—
Net cash used in operating activities	(33,726)	(16,448)	(14,968)
Cash flows from investing activities
Purchase of available-for-sale investments	(95,376)	—	—
Maturity of available-for-sale investments	20,739	—	—
Sale of available-for-sale investments	1,500	—	—
Purchase of furniture, fixtures and equipment	(181)	(63)	(51)
Net cash used in investing activities	(73,318)	(63)	(51)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of discounts	124,150	—	—
Payments of debt issuance costs	(1,297)	—	—
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	—	71,870	—
Payments of initial public offering costs	—	(3,644)	—
Proceeds from notes payable to related parties	—	15,000	3,000
Dividends paid	—	—	(130)
Proceeds from exercise of stock options	9	1	6
Proceeds from exercise of warrants	—	8	—
Proceeds from exercise of stock purchase rights	119	—	—
Net cash provided by financing activities	122,981	83,235	2,876
Net change in cash and cash equivalents	15,937	66,724	(12,143)
Cash and cash equivalents
Beginning of period	69,649	2,925	15,068
End of period	$85,586	$69,649	$2,925
Supplemental disclosures
Interest paid	$—	$—	$—
Non-cash financing activities
Conversion of preferred stock to common stock	$—	$61,348	$—
Conversion of convertible notes payable and accrued interest to common stock	—	18,604	—
Issuance of common stock upon net exercise of warrants	—	4,888	—
Reclassification of warrants from liabilities to equity	—	6,560	—
Debt discount attributable to warrants	—	—	728
Accretion from conversion of note payable to related parties	—	240	292
Accretion of stock issuance costs	—	210	258
Deferred costs from issuance of convertible notes	25	—	—
The accompanying notes are an integral part of these financial statements.

AERIE PHARMACEUTICALS, INC.
Notes to the Financial Statements

1.    The Company
Aerie Pharmaceuticals, Inc. (the “Company”) is a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of topical, small molecule drugs to treat patients with glaucoma and other diseases of the eye. Incorporated in the State of Delaware on June 22, 2005, the Company has its principal executive offices in Irvine, California. Clinical and finance operations are located in Bedminster, New Jersey and the Company conducts research in Research Triangle Park, North Carolina. Refer to Note 17 for further information regarding our Irvine, California office.
The Company has not yet commenced primary operations or generated product revenue. The Company’s activities since inception primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has no current source of revenue to sustain its present activities, and it does not expect to generate revenue until and unless it receives regulatory approval of and successfully commercializes its product candidates. The Company has incurred losses and experienced negative operating cash flows since inception.
The Company has funded its operations primarily through the sale of equity securities and issuance of convertible notes. In October 2013, the Company completed its initial public offering (“IPO”) and issued 7,728,000 shares of its common stock at an IPO price of $10.00 per share, including 1,008,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares to cover over-allotments. The Company received net proceeds from the IPO of approximately $68.3 million, after deducting underwriting discounts and commissions of $5.4 million and expenses of $3.6 million. On September 30, 2014, the Company issued $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”). The Company received net proceeds from the issuance of the 2014 Convertible Notes of approximately $124.1 million, after deducting discounts and certain expenses of $875,000. Refer to Note 8 for further information regarding the Convertible Notes.
On November 3, 2014, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by the Company under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of December 31, 2014, the Company has not sold any securities registered pursuant to the shelf registration statement.
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
Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with an original term of three months or less at the date of purchase. Cash deposits are in six financial institutions in the United States.
Concentration of Credit Risk
The Company’s cash and cash equivalent balances with financial institutions exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation.

Deferred Financing Costs
Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of the Company’s 2014 Convertible Notes and are included in Other assets. The Company amortizes deferred financing costs through the earlier of maturity or the conversion of the 2014 Convertible Notes using the effective interest method. Refer to Note 8 for further information regarding the 2014 Convertible Notes.
Debt Discounts
Debt discounts consist of fees and expenses incurred by the Company in connection with the closing of the Company’s 2014 Convertible Notes that were paid directly to the note holders. The Company amortizes debt discounts through the earlier of maturity or the conversion of the 2014 Convertible Notes using the effective interest method. Refer to Note 8 for further information regarding the 2014 Convertible Notes.
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
Research and Development Costs
Research and development costs are charged to expense as incurred and include, but are not limited to:

•	Employee-related expenses including salaries, benefits, travel and stock-based compensation expense for research and development personnel;

•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies;

•	costs associated with preclinical activities and development activities;

•	costs associated with regulatory operations; and

•	depreciation expense for assets used in research and development activities.
Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the financial statements as prepaid or accrued expense, which are reported in accounts payable and other current liabilities (Note 7). No material adjustments to these estimates have been recorded in these financial statements.

Stock-Based Compensation
Compensation cost of stock-based awards granted to employees is measured at grant date, based on the estimated fair value of the award. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of restricted stock awards is determined based on the fair value of the Company’s common stock on the date of grant. Stock-based compensation costs are expensed on a straight-line basis (net of estimated forfeitures) over the relevant vesting period. The fair value of unvested awards granted to non-employees is re-measured each period until the related service is complete. Compensation expense for employee stock purchase plan rights (“stock purchase rights”) is measured and recognized on the date that the Company becomes obligated to issue shares of common stock and is based on the difference between the fair value of the Company’s common stock and the purchase price on such date. All stock-based compensation costs are recorded between general and administrative and research and development costs in the statements of operations based upon the underlying employees roles within the Company. No related tax benefits of the stock-based compensation have been recognized.
Investments
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase. The Company’s investments are comprised of certificates of deposit, commercial paper, corporate bonds and government agency securities that are classified as available-for-sale in accordance with ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheet. Investments are classified as long-term assets on the balance sheet if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.
Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive gain (loss) on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Other income (expense), net (Note 3). There were no realized gains or losses recognized for the years ended December 31, 2014, 2013 or 2012.
The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of December 31, 2014, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
Fair Value Measurements
The Company records certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The carrying amounts of long-term investments represent their estimated fair values. The estimated fair value of the Company’s 2014 Convertible Notes was $163.8 million as of December 31, 2014 (Note 5). As of December 31, 2014 and 2013, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the balance sheet (Note 12).
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes changes in stockholders’ equity that are excluded from net income (loss), specifically changes in unrealized gains and losses on the Company’s available-for-sale securities.
Income Taxes
Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse.
Tax Valuation Allowance
A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. Due to the Company’s three year cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary. The Company has provided a full valuation allowance on its deferred tax assets that primarily consist of cumulative federal net operating losses of $133.6 million for the period from inception (June 22, 2005) to December 31, 2014 (Note 9).
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
In June 2014, the FASB issued ASU 2014-10, which eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new standard is effective for the Company for interim and annual periods beginning after December 15, 2014, with early adoption permitted. The Company evaluated and elected early adoption of ASU 2014-10 for the year ended December 31, 2014 and the Company no longer discloses inception-to-date information in its Statements of Operations and Comprehensive Loss, Cash Flows and Stockholders’ Equity (Deficit) and the related notes thereto.
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
The Company’s potential common stock equivalents that have been excluded from the computation of Diluted EPS for all periods presented consist of the following:

	DECEMBER 31,
	2014	2013	2012
2014 convertible notes(1)	5,040,323	—	—
Convertible preferred stock(2)	—	—	12,120,531
Outstanding stock options	3,826,459	3,189,660	1,554,200
Notes and interest payable to related parties(2)	$—	$—	$3,016,000
Stock purchase warrants	309,506	309,506	595,869
Restricted common stock awards	103,064	246,068	—

(1)
Conversion is limited to a 9.985%ownership cap in shares of common stock by the holder. Additionally, the 2014 Convertible Notes provide for an increase in the conversion rate if conversion is elected in connection with a significant corporate transaction. Refer to Note 8 for further information regarding the 2014 Convertible Notes.

(2)
In connection with the completion of the Company’s IPO, the outstanding shares of convertible preferred stock and outstanding notes to related parties and accrued interest thereon were converted into 12,120,531 and 1,860,363 shares of common stock, respectively.

3.    Other Income (Expense), Net
Other income (expense), net consist of the following:

	YEAR ENDED DECEMBER 31,
(in thousands)	2014	2013	2012
Interest and amortization expense	$(628)	$(3,795)	$(75)
Loss on conversion of notes payable to related parties	—	(2,737)	—
Sale of New Jersey state tax benefit	2,288	1,268	—
Expense due to change in fair value measurements(1)	—	(3,717)	(630)
Other income, net	179	3	20
	$1,839	$(8,978)	$(685)

(1) Includes change in fair value of warrant liabilities and change in fair value of a certain conversion feature related to the 2012 Notes (as defined herein) that was determined to be an embedded derivative requiring bifurcation and separate accounting. See Note 12 and Note 8, respectively.

4.    Investments

Cash, cash equivalents and investments as of December 31, 2014 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and money market accounts	$84,613	$—	$—	$84,613
Certificates of deposit	472	—	—	472
Corporate bonds	501	—	—	501
Total cash and cash equivalents	$85,586	$—	$—	$85,586
Investments:
Certificates of deposit (due within 1 year)	$25,823	$—	$(9)	$25,814
Certificates of deposit (due within 2 years)	4,429	1	(3)	4,427
Commercial paper (due within 1 year)	5,988	1	(3)	5,986
Corporate bonds (due within 1 year)	16,487	—	(24)	16,463
Corporate bonds (due within 2 years)	13,912	—	(64)	13,848
Government agencies (due within 1 year)	6,082	—	(6)	6,076
Total investments	$72,721	$2	$(109)	$72,614
Total cash, cash equivalents, and investments	$158,307	$2	$(109)	$158,200

The Company held only cash and cash equivalents at December 31, 2013 and did not hold any investments.

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

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	DECEMEBER 31, 2014
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and money market accounts	$84,613	$—	$—	$84,613
Certificates of deposit	—	472	—	472
Corporate bonds	—	501	—	501
Total cash and cash equivalents:	$84,613	$973	$—	$85,586
Investments:
Certificates of deposit	$—	$30,241	$—	$30,241
Commercial paper	—	5,986	—	5,986
Corporate bonds	—	30,311	—	30,311
Government agencies	—	6,076	—	6,076
Total investments	$—	$72,614	$—	$72,614
Total cash, cash equivalents, and investments:	$84,613	$73,587	$—	$158,200

	FAIR VALUE MEASUREMENTS AS OF
	DECEMEBER 31, 2013
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and money market accounts	$69,649	$—	$—	$69,649
Total cash and cash equivalents:	$69,649	$—	$—	$69,649

As of December 31, 2014, the estimated fair value of the Company’s 2014 Convertible Notes was $163.8 million. The estimated fair value of the 2014 Convertible Notes was determined using a scenario analysis and Monte Carlo simulation model to capture the various features of the 2014 Convertible Notes. The scenario analysis and Monte Carlo simulation require the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the probability of conversion, stock price volatility, the risk free interest rate and credit spread. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.
The Company had no long-term debt as of December 31, 2013.

6.     Furniture, Fixtures and Equipment, Net
Furniture, fixtures and equipment, net consist of the following:

(in thousands)	ESTIMATED USEFUL LIVES (YEARS)	DECEMBER 31,

		2014	2013
Laboratory equipment	7	$830	$789
Software and computer equipment	3	195	142
Furniture and fixtures	5	238	151

		1,263	1,082
Less: Accumulated depreciation		(1,023)	(950)
		$240	$132

Depreciation expense was $73,000, $64,000 and $138,000 for years ended December 31, 2014, 2013 and 2012, respectively.

7.     Accounts Payable & Other Current Liabilities
Accounts payable and other current liabilities consist of the following:

	DECEMBER 31,
(in thousands)	2014	2013
Accounts payable	$2,068	$1,442
Accrued expenses and other liabilities:
Employee benefits and compensation related accruals(1)	2,257	966
General and administrative related accruals	731	411
Research and development related accruals	3,280	663
	$8,336	$3,482

(1)	Comprised of accrued bonus, accrued vacation, accrued severance liabilities, and liabilities under the Company’s employee stock purchase plan.

8.    Convertible Notes
On September 30, 2014, the Company issued the 2014 Convertible Notes to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively, “Deerfield”).
The 2014 Convertible Notes bear interest at a rate of 1.75% per annum payable quarterly in arrears on the first business day of each January, April, July and October, commencing on January 1, 2015. The 2014 Convertible Notes mature on the seventh anniversary from the date of issuance, unless earlier converted.
The 2014 Convertible Notes constitute a senior secured obligation of the Company, collateralized by a first priority security interest in substantially all of the assets of the Company. The 2014 Convertible Notes provide that, upon the request of the Company, Deerfield will release all of the liens on the collateral if both of the following occur: (i) beginning one month after U.S. Food and Drug Administration approval of either RhopressaTM or RoclatanTM, shares of the Company’s common stock have traded at a price above $30 per share (subject to adjustment for any subdivision or combination of outstanding common stock) for 30 consecutive trading days, and (ii) the Company is prepared to close a financing that will be secured by a lien on the Company’s assets, subject only to the release of the lien on the Company’s assets by Deerfield.
At closing, the Company paid Deerfield a one-time transaction fee of $625,000. In addition, the Company reimbursed Deerfield in the amount of $250,000 for certain expenses incurred by Deerfield in connection with the transaction. The Company also incurred $1.3 million of legal and advisory fees in connection with the transaction.
The 2014 Convertible Notes are convertible at any time at the option of Deerfield, in whole or in part, into shares of common stock, including upon the repayment of the 2014 Convertible Notes at maturity (the “Conversion Option”). However, upon conversion, Deerfield (together with their affiliates) is limited to a 9.985% ownership cap in shares of common stock (the “9.985% Cap”). The 9.985% Cap would remain in place upon any assignment of the 2014 Convertible Notes by Deerfield.
The initial conversion price is $24.80 per share of common stock (equivalent to an initial conversion rate of 40.32 shares of common stock per $1,000 principal amount of 2014 Convertible Notes), representing a 30% premium over the closing price of the common stock on September 8, 2014. The conversion rate and the corresponding conversion price are subject to adjustment for stock dividends (other than a dividend for which Deerfield would be entitled to participate on an as-converted basis), stock splits, reverse stock splits and reclassifications. In addition, in connection with certain significant corporate transactions, Deerfield, at its option, may (i) require the Company to prepay all or a portion of the principal amount of the 2014 Convertible Notes, plus accrued and unpaid interest, or (ii) convert all or a portion of the principal amount of the 2014 Convertible Notes into, depending upon the type of transaction, shares of common stock or the right to receive upon consummation of the transaction the consideration Deerfield would have received had Deerfield converted the 2014 Convertible Notes immediately prior to the consummation of the transaction. The 2014 Convertible Notes provide for an increase in the conversion rate if Deerfield elects to convert their 2014 Convertible Notes in connection with a significant corporate transaction. The maximum increase to the initial conversion rate, in connection with a significant corporate transaction, is 12.07 shares of common stock per $1,000 principal amount of 2014 Conversion Notes, which decreases over time and is determined by reference to the price of the common stock prior to the consummation of the significant corporate transaction or the value of the significant corporate transaction.

The agreement governing the 2014 Convertible Notes contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on the Company’s assets. As of December 31, 2014, the Company was in compliance with these convenants. The agreement governing the 2014 Convertible Notes also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in the Company’s representations and warranties to Deerfield; failure to comply with any of the covenants; the Company’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against the Company; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on the Company’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the 2014 Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding 2014 Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.
The Company recorded the 2014 Convertible Notes as long-term debt at face value less debt discounts relating to fees and certain expenses paid to Deerfield in connection with the transaction. The Conversion Option is a derivative that qualifies for an exemption from bifurcation and liability accounting as provided for in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815”). Since the Conversion Option is not bifurcated as a derivative pursuant to ASC 815, the Company further evaluated the Conversion Option to determine whether it is considered a beneficial conversion feature (“BCF”). The Company determined that the initial accounting conversion price was greater than the fair value of the common stock at the close of trading on the date of issuance, therefore no BCF existed at inception. However, if Deerfield elects to convert their 2014 Convertible Notes in connection with a significant corporate transaction, the increase to the initial conversion rate may cause a contingent BCF to exist at the time of conversion. The contingent BCF, if any, will be recognized in earnings when the contingency is resolved and will be measured using the fair value of the common stock at the close of trading on the date of issuance and the accounting conversion price as adjusted for such an increase to the initial conversion rate.
As of September 30, 2014, the Company recognized unamortized debt discounts of $875,000. Debt discounts are amortized using the effective interest method through the earlier of maturity or the conversion of the 2014 Convertible Notes.
The table below summarizes the carrying value of the 2014 Convertible Notes as of December 31, 2014:

(in thousands)	DECEMBER 31, 2014
Gross proceeds	$125,000
Initial value of issuance costs recorded as debt discount	(875)
Amortization of debt discount	31
Carrying value	$124,156

For the year ended December 31, 2014, interest expense related to the 2014 Convertible Notes was $551,000.
On December 7, 2012, the Company authorized the sale of convertible notes (the “2012 Notes”) to related parties in the aggregate principal amount of $15.0 million. The 2012 Notes accrued interest at a rate of 8% per annum, with principal plus accrued interest thereon due upon maturity at September 30, 2013. The initial closing comprised of five individual convertible notes with an aggregate principal balance of $3.0 million. As of December 31, 2012, $12.0 million of 2012 Notes were authorized and available for sale. On March 28, 2013, May 23, 2013 and August 9, 2013, the Company completed the second, third and fourth closing of the 2012 Notes, respectively. The closings each comprised of five individual convertible notes with aggregate principal balances of $3.0 million, $4.5 million, and $4.5 million, respectively. On August 9, 2013, the Company amended the agreements relating to the 2012 Notes. The amendment authorized the sale of an additional $3.0 million of the 2012 Notes, resulting in an aggregate principal amount of $18.0 million being authorized. In addition, the amendment extended the maturity date of the 2012 Notes from September 30, 2013 to December 31, 2013 and the issuance period through November 30, 2013. No other terms and conditions of the agreements were changed as part of the amendment. In accordance with ASC 470 Debt, the amendment met the criteria of a troubled debt restructuring and the amortization of the debt discount was revised to align with a new effective interest rate determined as of the amendment date. No gain was recorded as part of the restructuring. On September 30, 2013, the Company completed the fifth closing of the 2012 Notes. Aggregate proceeds to the Company were $3.0 million.
On October 30, 2013, upon closing of the IPO, the principal and accrued interest outstanding under the 2012 Notes were converted into 1,860,363 shares of common stock at a conversion price equal to the IPO price of $10.00 per share. The Company accounted for the conversion as an extinguishment of debt.

In connection with the issuance of the 2012 Notes, the Company determined that a certain conversion feature was an embedded derivative requiring bifurcation and separate accounting. To estimate the fair value, the Company compared the net present value of expected cash flows of the issued 2012 Notes with and without the conversion feature comprising the embedded derivative. The Company determined that the fair value of the embedded derivative was immaterial as of August 9, 2013, May 23, 2013, March 28, 2013 and December 7, 2012, representing the fourth, third, second and initial closing dates, and as of December 31, 2012. As of September 30, 2013, the fair value of the embedded derivative was $96,000 . The Company determined that upon the closing of the IPO on October 30, 2013, at which time the 2012 Notes were converted into common stock, no embedded derivative existed. The Company recorded the change in fair value as a component of Other income (expense), net.

9. Income Taxes
No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of December 31, 2014 and 2013 consist of the following:

	DECEMBER 31,
(in thousands)	2014	2013
Net deferred tax assets:
Tax loss carry-forwards	$42,863	$35,428
Other assets	4,882	1,742
Research and development credits	631	556
Other liabilities	(693)	(782)
Valuation allowance	(47,683)	(36,944)
Total net deferred income taxes	$—	$—
A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2014, 2013 and 2012 is as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
U.S. federal tax rate	35.00%	35.00%	35.00%
State tax rate	6.13%	5.36%	5.17%
Other	(0.04)%	(0.03)%	(0.02)%
Valuation allowance	(41.09)%	(40.33)%	(40.15)%
Effective tax rate	—%	—%	—%
Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Due to the Company’s history of operating losses, the deferred tax assets arising from the aforementioned future tax benefits are currently not likely to be realized and, accordingly, are offset by a full valuation allowance. The income tax provision varies from the expected provision determined by applying the federal statutory income tax rate to income (loss). The reasons for the difference in the expected provision, as determined by applying the federal statutory income tax rate to net income (loss) is primarily due to the increase in the deferred income tax valuation allowance of $10.7 million, $11.1 million and $6.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The net increase in the deferred income tax valuation allowance of $10.7 million for the year ended December 31, 2014, reflects a reduction of $2.5 million attributable to the transfer of deferred state tax benefits to an unrelated third party as permitted by the New Jersey Economic Development Authority’s sponsored Technology Business Tax Certificate Transfer Program.
As of December 31, 2014, the Company has federal and state net operating loss carry-forwards of approximately $133.6 million and $136.6 million, respectively, and federal research and development tax credit carry-forwards of $0.6 million available to offset federal and state income tax, which expire from 2024 through 2032. Included in the net operating loss carry-forwards are approximately $8.3 million of net operating loss carry-forwards related to exercises of Non-qualified Stock Options, the tax benefit from which, if realized, will be credited to additional paid-in capital. Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or the IRC, and similar state provisions. The effect of an ownership change could be an imposition of an annual limitation on the use of net operating loss carry-forwards attributable to periods before the change.

10.    Convertible Preferred Stock
On October 30, 2013, immediately prior to the closing of the Company’s IPO, all outstanding shares of convertible preferred stock automatically were converted into an aggregate 12,120,531 shares of common stock. As of December 31, 2014 and December 31, 2013, the Company does not have any convertible preferred stock authorized, issued or outstanding.
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
Carrying Value
The convertible preferred stock was originally recorded at the net proceeds received by the Company at issuance. The difference between the net proceeds and the total redemption price was being accreted on a straight-line basis over the period from issuance until the earliest redemption date and was accreted to the convertible preferred stock capital account through the completion of the IPO. Accretion amounted to $210,000, and $258,000 for the years ended December 31, 2013 and 2012, respectively.
The Series A-4 Convertible Preferred Stock issued in connection with the conversion of the 2010 Notes on February 23, 2011 was recorded at fair value. The difference between stated and fair value of $1.3 million was being accreted on a straight-line basis of the period from February 23, 2011 until the earliest redemption date and was accreted to the Series A-4 Convertible Preferred Stock capital account through the completion of the IPO. Accretion amounted to $240,000 and $292,000 for the years ended December 31, 2013 and 2012, respectively. The Company determined that the straight-line method approximated the effective interest method.

11.     Stockholders’ Equity
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
In connection with the IPO, the following events occurred:

•
On October 24, 2013, 297,366 warrants to purchase convertible preferred stock were net exercised and were subsequently automatically converted into 297,366 shares of common stock on October 30, 2013 (Note 12);

•
On October 30, 2013, 186,248 warrants to purchase convertible preferred stock were net exercised and were subsequently automatically converted into 186,248 shares of common stock on October 30, 2013 (Note 12);

•	On October 30, 2013, the outstanding shares of convertible preferred stock were automatically converted into an aggregate 12,120,531 shares of common stock (Note 10);

•
On October 30, 2013, 717,801 warrants to purchase convertible preferred stock were automatically converted into 717,801 warrants to purchase common stock, at which time the liabilities were re-measured and reclassified to equity (Note 12);

•
On October 30, 2013, the principal and interest outstanding under the Company’s 2012 Notes were converted into 1,860,363 shares of common stock at a conversion price equal to the IPO price of $10.00 per share (Note 8);

•	On October 30, 2013, the 2013 Omnibus Incentive Plan became effective under which 3,229,068 equity awards for common stock of the Company may be distributed (Note 13); and

•	On October 30, 2013, the 2013 Employee Stock Purchase Plan became effective under which a maximum of 645,814 shares of common stock of the Company may be issued (Note 16).

Additionally, on October 30, 2013, the Company’s certificate of incorporation was amended to increase the number of authorized shares of common stock to 150,000,000 with a par value of $0.001 per share and decrease the number of authorized preferred stock to 15,000,000 with a par value of $0.001 per share.
On November 3, 2014, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by the Company under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by the Company under the shelf registration statement. As of December 31, 2014, the Company has not sold any securities registered pursuant to the shelf registration statement.
Holders of common stock are entitled to dividends when and if declared by the Company’s Board of Directors subject to prior rights of the holders of any preferred stock. The holder of each share of common stock is entitled to one vote.

12.    Stock Purchase Warrants
During 2006, in connection with a long-term debt agreement, the Company granted warrants to purchase 2,006 shares of Series A-2 Convertible Preferred Stock. The term of the warrants extends ten years from the grant date and the warrants are exercisable at any time during that ten-year period.
In connection with the convertible notes issued in 2012, 2010 and 2009, the Company sold warrants to purchase 1,275,680 shares of Series B, Series A-4 or Series A-3 Convertible Preferred Stock as of December 31, 2013. The term of the warrants issued in 2010 and 2009 extends ten years from the grant date. The term of the warrants issued in 2012 extends seven years from the grant date. All warrants were issued with certain provisions that protect holders from a decline in stock price.
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
As of December 31, 2014, the following warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE	TYPE OF EQUITY SECURITY
2,006	$5.00	March 2016	Common Stock
75,000	$5.00	February 2019	Common Stock
75,000	$5.00	November 2019	Common Stock
157,500	$5.00	August 2020	Common Stock
408,295	$0.05	December 2019	Common Stock
The warrants outstanding at December 31, 2014 are all currently exercisable with weighted-average remaining lives of 4.99 years.
Prior to the IPO, the Company recognized all of its outstanding warrants as liabilities on its balance sheet as they were subject to price protection provisions. The liability was revalued at each reporting period and changes in the fair value of the warrant liability were included as a component of Other income (expense), net. The initial recognition and subsequent changes in fair value of the warrant liability had no effect on the Company’s cash flows.

The Company estimated the fair value of the warrants using the Black-Scholes option-pricing model utilizing the fair value of underlying preferred and common stock. Black-Scholes has inherent limitations for use in the case of a warrant with a price protection provision, since the model is designed to be used when the inputs to the model are static throughout the life of a security. Management concluded, under the Company’s facts and circumstances, that the estimated fair values of the warrants using the Black-Scholes option-pricing model approximates, in all material respects, the values determined using a Monte Carlo valuation model. The estimates in the Black-Scholes option-pricing model and the Monte Carlo valuation model are based, in part, on assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk free rate and the fair value of the equity stock underlying the warrants.
Key assumptions utilized in the fair value calculation as of October 30, 2013, the IPO closing date, and December 31, 2012 appear in the table below.

	OCTOBER 30, 2013	DECEMBER 31, 2012
Expected term (years)	5.32-6.84	6.13-7.66
Volatility	65.00%	60.00%
Risk-free interest rate	1.51%-2.00%	0.98%-1.31%
Dividend yield	—%	—%

13.     Stock-based Compensation
Stock-based compensation expense for options granted, restricted stock, and stock purchase rights are reflected in the statement of operations as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2014	2013	2012
Research and development	$1,339	$222	$89
General and administrative	7,839	2,636	341
Total	$9,178	$2,858	$430

Stock Option Plan
The Company maintains two equity compensation plans, the 2005 Aerie Pharmaceutical Stock Plan (the “2005 Plan”) and the 2013 Omnibus Incentive Plan (the “2013 Equity Plan”). The 2005 Plan and the 2013 Plan are referred to collectively as the “Plans.” On July 13, 2005, the Company’s Board of Directors adopted and approved the 2005 Plan, which, as amended in 2008, 2009, 2011 and 2013, provides for the granting of up to 3,586,277 stock-based awards to employees, directors and consultants of the Company. The Board of Directors determines price, term and vesting conditions of all stock-based awards at their grant date. Absent a public market price for the Company’s common stock prior to completion of the IPO, the Board of Directors determined the estimated fair market value for the underlying common stock based on their appraisal of the Company’s fair value. Stock-based awards vest over variable periods, generally ranging from one to five years, and expire not more than ten years after the date of grant. On October 30, 2013, the effective date of the 2013 Equity Plan, the 2005 Plan was frozen and no additional awards will be made under the 2005 Plan. Any shares remaining available for future grant under the 2005 Plan were allocated to the 2013 Equity Plan. The 2013 Equity Plan provides for the granting of up to 3,229,068 equity awards for common stock of the Company. As of December 31, 2014, 1,263,100 equity awards have been granted under the 2013 Equity Plan.

The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding at December 31, 2011	1,152,194	$0.31
Granted	575,200	1.45
Exercised	(12,907)	0.39
Cancelled	(160,287)	0.23
Options outstanding at December 31, 2012	1,554,200	$1.39
Granted	2,009,551	3.11
Exercised	(3,195)	0.37
Cancelled	(370,896)	1.38
Options outstanding at December 31, 2013	3,189,660	$2.16
Granted	1,263,100	20.38
Exercised	(592,044)	0.42
Cancelled	(34,257)	14.32
Options outstanding at December 31, 2014	3,826,459	$8.39
Options exercisable at December 31, 2014	1,329,347	$2.18
The aggregate intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $10.5 million, $9,000 and $10,000, respectively. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for which the options were exercised.

The following table provides additional information about the Company’s stock options that are outstanding and exercisable at December 31, 2014:

EXERCISE PRICE	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	OPTIONS EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
			(000’s)				(000’s)
$0.01 - $3.15	2,591,459			8.0	1,327,012
15.55 - 17.97	180,500			9.3	—
19.07 - 22.31	969,700			9.2	2,335
24.59 - 25.99	84,800			9.7	—
	3,826,459	$8.34	$79,792		1,329,347	$2.18	$35,911

As of December 31, 2014, the Company had $23.1 million of unrecognized compensation expense related to unvested share options granted under the Plans. This cost is expected to be recognized over a weighted average period of 2.6 years as of December 31, 2014. The weighted average remaining contractual life on all outstanding options as of December 31, 2014 was 8.4 years.

The intrinsic value is calculated as the difference between the estimated fair market value and the exercise price per share of the stock options. The estimated fair market value per share of common stock as of December 31, 2014 and 2013 was $29.19 and $17.96, respectively.
The estimated fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model. Options granted to non-employees are revalued at each financial reporting period until required service is performed.

Key assumptions utilized in the fair value calculation for the underlying common stock as of December 31, 2014 and December 31, 2013 and 2012 appear on the table below.

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Expected term (years)	6.25	6.25	6.25
Expected stock price volatility(1)	80.44%	79.20%	60.00%
Risk-free interest rate	1.90%	1.78%	1.05%
Dividend yield	—%	—%	—%

(1) Weighted Average for 2014
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
Volatility is based on historical volatility of several public entities that are similar to the Company as the Company does not have sufficient historical transactions of its own shares on which to base expected volatility. This peer group of companies utilized in 2014 remained consistent with that of 2013. Other than a one-time dividend in October 2012 related to the spin-off of certain non-core intellectual property rights (Note 15), the Company has not historically issued any dividends and does not expect to in the foreseeable future.
Restricted Common Stock
On March 21, 2013, concurrent with the cancellation of 345,000 stock options, the Company issued 371,034 shares of restricted stock to an employee. The vesting of these awards is time-based with terms of two to four years. These restricted stock awards are subject to repurchase, such that the Company has the right, but not the obligation, to repurchase unvested shares upon the employee’s termination. As of December 31, 2014, 103,064 shares of restricted stock awards were unvested and subject to repurchase.
Compensation expense related to these restricted stock awards is based on the market value of the Company’s common stock on the date of grant and is expensed on a straight-line basis (net of estimated forfeitures) over the vesting period. The weighted average remaining contractual term for restricted stock awards as of December 31, 2014 was 1.4 years. Compensation expense related to restricted stock awards for the years ended December 31, 2014 and 2013 was $390,000 and $346,000, respectively and was included in general and administrative expense. As of December 31, 2014, the Company had $242,000 of unrecognized compensation expense, related to unvested restricted stock awards. This cost is expected to be recognized over a weighted average period of 1.4 years as of December 31, 2014.
Stock Purchase Rights
On October 30, 2013, the Company’s 2013 Employee Stock Purchase Plan (the “Purchase Plan”) became effective (Note 16). Compensation expense for stock purchase rights under the Purchase Plan is measured and recognized on the date that the Company becomes obligated to issue shares of common stock and is based on the difference between the fair value of the Company’s common stock and the purchase price on such date. Compensation expense related to stock purchase rights for the years ended December 31, 2014 and 2013 was $63,000 and $66,000, respectively.

14.    Commitments and Contingencies
Lease Commitment Summary
The following table presents future minimum commitments of the Company due under non-cancelable operating leases with original or remaining terms in excess of one year at December 31, 2014.

Minimum lease payments were as follows at December 31, 2014:

(in thousands)
2015	$460
2016	309
2017	332
2018	328
2019	396
2020 and thereafter	267
Total minimum lease payments	$2,092

Rent expense was $579,000, $403,000 and $333,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities occurring at each of the Company’s locations.
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

15.    Related-Party Transactions
Prior to their conversion into common stock in connection with the IPO (Note 8), the 2012 Notes were due to holders of the Company’s convertible preferred stock. Interest expense on those obligations for the years ended December 31, 2013 and 2012 was $588,000 and $16,000, respectively.
In October 2012, the Company formed Novaer Holding, Inc. (“Novaer”), a wholly-owned entity, and contributed certain non-core, non-competitive intellectual property, including an exclusive license for Aerie’s intellectual property for non-ophthalmic indications, and $0.1 million in cash for initial funding. The Board of Directors declared a dividend and distributed 100% of Novaer’s equity interests to Aerie’s stockholders and warrant holders of record as of September 6, 2012. The book value of the non-core intellectual property was $0. The cash included in the transaction was recorded as a $0.1 million cash dividend. Following this spin-off, Novaer is an independent company. Aerie does not own an equity interest and has no significant influence by contract or other means. In addition, Aerie does not retain any rights or obligations and has no share in profits or earnings. On September 6, 2013, the Company terminated its agreement to exclusively license to Novaer its intellectual property for non-ophthalmic indications. No consideration, or future obligation thereof, was exchanged in connection with this termination. As of December 31, 2014, the Company owns all of the worldwide rights to its current product candidates for all indications, both ophthalmic and non-ophthalmic.
For the years ended December 31, 2014, 2013 and 2012, the respective amounts of approximately $333,000, $190,000 and $34,000 were paid to board members, some of whom served as consultants of the Company through consulting agreements containing arm’s-length terms typical of agreements entered into with unaffiliated third parties.

16.    Benefit Plan
401 (k) Plan
The Company has adopted a 401(k) deferred compensation plan. Eligible employees meeting the participant criteria may contribute up to the statutory limitation ($17,500 for each of 2014 and 2013). The Company may contribute a discretionary match if it elects to do so. During the years ended December 31, 2014, 2013 and 2012, the Company contributed $0 as a matching contribution to the plan.
Employee Stock Purchase Plan
On October 30, 2013, the Company adopted the Purchase Plan under which substantially all employees may purchase the Company’s common stock through payroll deductions and lump sum contributions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the offering periods. Employees may not purchase more than $25,000 of stock during any calendar year. As of December 31, 2014, approximately 634,873 shares were reserved for future issuance under the Purchase Plan.

17.    Subsequent Events
In January 2015, the Company participated in the New Jersey Economic Development Authority’s sponsored Technology Business Tax Certificate Transfer Program to transfer $3.1 million in state tax benefits to unrelated profitable businesses with operations in the state of New Jersey. The Company received net proceeds of $2.9 million from the transfer.
In January 2015, the Company entered into a lease agreement (the “Irvine Lease Agreement”) under which the Company is leasing approximately 14,500 square feet of office space in Irvine, California. The initial term of the lease expires in January 2021. Total additional rental payments under the Irvine Lease Agreement are approximately $2.9 million and are expected to be incurred from January 2015 to January 2021.
On February 25, 2015, the Board of Directors authorized grants of common stock options and restricted stock awards to the officers of the Company in the aggregate amount of 363,750 and 60,627, respectively. The options have an exercise price of $28.03 per share, a term of four years and are subject to vesting conditions over a four-year period. The aggregate fair value of these option grants was $6.7 million. The restricted stock awards are subject to vesting conditions over a four-year period. The aggregate fair value of these restricted stock awards was $1.7 million.

18.    Selected Quarterly Financial Data (Unaudited)
The following table presents selected unaudited quarterly financial information for the years ended December 31, 2014 and 2013. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	FOR THE QUARTER ENDED
(in thousands, except share and per share amounts)	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
Year Ended December 31, 2014
Operating expenses	$(15,973)	$(13,174)	$(11,843)	$(8,982)
Net loss attributable to common stockholders	$(16,501)	$(13,147)	$(11,814)	$(6,671)
Net loss per share attributable to common stockholders—basic and diluted	$(0.69)	$(0.54)	$(0.49)	$(0.28)
	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
Year Ended December 31, 2013
Operating expenses	$(6,750)	$(5,686)	$(5,113)	$(4,621)
Net loss attributable to common stockholders	$(10,319)	$(10,887)	$(6,465)	$(3,927)
Net loss per share attributable to common stockholders—basic and diluted	$(0.62)	$(10.81)	$(6.59)	$(4.07)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

1.1
Sales Agreement, dated November 3, 2014, by and between Aerie Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form S-3 Registration Statement (File No. 333-199821) filed on November 3, 2014).

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

4.1†
Note Purchase Agreement between Aerie Pharmaceuticals, Inc. and Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P., dated as of September 8, 2014 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36152) filed on November 12, 2014).

4.2	Form of Note (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36152) filed on November 12, 2014).

4.3
Security Agreement among Aerie Pharmaceuticals, Inc. and Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P., as Purchasers, and Deerfield Management Company, L.P., as Agent for the Purchasers, dated September 8, 2014 (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36152) filed on November 12, 2014).

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

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

†	Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.
*	Filed herewith

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2014 and 2013, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012 (iii) Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (iv) Notes to Financial Statements.