Form 10-Q
period 2015-03-31
AERIE PHARMACEUTICALS INC
filed 2015-05-08
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36152

Aerie Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3109565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2030 Main Street, Suite 1500
Irvine, California 92614
(949) 526-8700
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of May 1, 2015, there were 25,423,486 shares of the registrant’s common stock, par value $0.001, outstanding.

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
Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•
the success, timing and cost of our ongoing and anticipated preclinical studies and clinical trials for our current product candidates and potential future product candidates, including statements regarding the timing of initiation and completion of the studies and trials;

•	our expectations regarding the clinical effectiveness of our product candidates and results of our clinical trials;

•	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration (“FDA”) or other regulatory authority approval of, or other action with respect to, our product candidates;

•
our expectations related to the use of proceeds from our initial public offering (“IPO”) in October 2013, the issuance and sale of our 2014 Convertible Notes (as defined herein) in September 2014 and the issuance and sale of common stock under our shelf registration statement on Form S-3 and “at-the-market” sales agreement;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the commercial launch and potential future sales of our current or any other future product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	third-party payor reimbursement for our product candidates;

•	the glaucoma patient market size and the rate and degree of market adoption of our product candidates by eye-care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of our product candidates;

•	our plans to pursue development of our product candidates for additional indications and other therapeutic opportunities;

•	the potential advantages of our product candidates;

•	our plans to explore possible uses of our existing proprietary compounds beyond glaucoma;

•	our ability to protect our proprietary technology and enforce our intellectual property rights;

•	our expectations regarding collaborations, licensing, acquisitions and strategic operations, including our ability to in-license or acquire additional opthalmic products or product candidates; and

•	our mission to build a major opthalmic pharmaceutical company.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on regulatory approvals and economic and other environmental circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part II, Item IA of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015. You should not rely upon forward-looking statements as predictions of future events.
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

ii

Any forward-looking statements that we make in this report are as of the date of this report. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	MARCH 31, 2015	DECEMBER 31, 2014
Assets
Current assets
Cash and cash equivalents	$113,450	$85,586
Short-term investments	56,286	54,339
Prepaid expenses and other current assets	1,219	1,122
Total current assets	170,955	141,047
Long-term investments	9,574	18,275
Furniture, fixtures and equipment, net	796	240
Other assets, net	13,872	1,523
Total assets	$195,197	$161,085
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$21,852	$8,336
Interest payable	539	551
Total current liabilities	22,391	8,887
Convertible notes, net of discounts	124,187	124,156
Total liabilities	146,578	133,043
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of March 31, 2015 and December 31, 2014; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 25,275,672 and 24,018,577 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	25	24
Additional paid-in capital	209,092	171,326
Accumulated other comprehensive loss	(58)	(107)
Accumulated deficit	(160,440)	(143,201)
Total stockholders’ equity	48,619	28,042
Total liabilities and stockholders’ equity	$195,197	$161,085

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Operating expenses
General and administrative	$(8,023)	$(3,612)
Research and development	(11,618)	(5,370)
Loss from operations	(19,641)	(8,982)
Other income (expense), net	2,402	2,311
Net loss	$(17,239)	$(6,671)
Net loss attributable to common stockholders—basic and diluted	$(17,239)	$(6,671)
Net loss per share attributable to common stockholders—basic and diluted	$(0.70)	$(0.28)
Weighted average number of common shares outstanding—basic and diluted	24,602,668	23,717,393
Net loss	$(17,239)	$(6,671)
Unrealized gain (loss) on available-for-sale investments	49	(21)
Comprehensive loss	$(17,190)	$(6,692)

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Cash flows from operating activities
Net loss	$(17,239)	$(6,671)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	24	15
Amortization of deferred financing costs and debt discount	77	—
Amortization of discount on available-for-sale investments	163	56
Stock-based compensation	2,741	1,922
Changes in operating assets and liabilities
Prepaid, current and other assets	(205)	(27)
Accounts payable and other current liabilities	1,144	208
Interest payable	(12)	—
Net cash used in operating activities	(13,307)	(4,497)
Cash flows from investing activities
Purchase of available-for-sale investments	(8,188)	(29,345)
Maturity of available-for-sale investments	14,828	—
Purchase of furniture, fixtures and equipment	(539)	(29)
Net cash provided by (used in) investing activities	6,101	(29,374)
Cash flows from financing activities
Proceeds from sale of common stock	35,000	—
Proceeds from exercise of stock purchase rights	70	65
Net cash provided by financing activities	35,070	65
Net change in cash and cash equivalents	27,864	(33,806)
Beginning of period	85,586	69,649
End of period	$113,450	$35,843
Supplemental disclosures
Interest paid	$551	$—
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Notes to the Consolidated Financial Statements
(Unaudited)
1. The Company
Aerie Pharmaceuticals, Inc. (“Aerie”), with its wholly-owned subsidiary Aerie Pharmaceuticals Limited (“Aerie Limited” and, together with Aerie, the “Company”), is a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of topical, small molecule products to treat patients with glaucoma and other diseases of the eye. The Company has its principal executive offices in Irvine, California and operates as one business segment.
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
The Company has funded its operations primarily through the sale of equity securities and issuance of convertible notes. In October 2013, the Company completed its initial public offering (“IPO”) and issued 7,728,000 shares of its common stock at an IPO price of $10.00 per share, including 1,008,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares to cover over-allotments. The Company received net proceeds from the IPO of approximately $68.3 million, after deducting underwriting discounts and commissions of $5.4 million and expenses of $3.6 million. On September 30, 2014, the Company issued $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”). The Company received net proceeds from the issuance of the 2014 Convertible Notes of approximately $124.1 million, after deducting discounts and certain expenses of $875,000. Refer to Note 8 for further information regarding the 2014 Convertible Notes.
On November 3, 2014, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by the Company under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by the Company under the shelf registration statement. As of and for the three months ended March 31, 2015, the Company issued and sold 1,204,248 shares of its common stock under the “at-the-market” sales agreement. The Company received net proceeds of approximately $35.0 million, after deducting commissions of approximately $1.0 million.
In March 2015, the Company more closely aligned its corporate structure with the strategy of developing its business outside of North America by establishing Aerie Limited, a wholly-owned subsidiary organized under the laws of the Cayman Islands. In addition, Aerie assigned the beneficial rights to its non-U.S. and Canadian intellectual property to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, Aerie and Aerie Limited entered into a research and development agreement and cost sharing agreement pursuant to which Aerie and Aerie Limited will share the costs of the development of intellectual property. Refer to Note 9 for a description of the tax impact of the IP Assignment.
If the Company does not successfully commercialize any of its product candidates, it may be unable to generate product revenue or achieve profitability. Accordingly, the Company may be required to obtain further funding through other public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or commercialization efforts. The Company estimates that it has sufficient funding to sustain operations through product commercialization of Rhopressa™ and Roclatan™, pending successful outcome of their clinical trials and U.S. Food and Drug Administration (“FDA”) approval.

2. Significant Accounting Policies
Basis of Presentation
The Company’s interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
Principles of Consolidation
The interim consolidated financial statements include the accounts of Aerie and its wholly-owned subsidiary. All intercompany accounts, transactions and profits have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the valuation of stock options and operating expense accruals. Actual results could differ from these estimates.
Investments
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase. The Company’s investments are comprised of certificates of deposit, commercial paper, corporate bonds and government agency securities that are classified as available-for-sale in accordance with ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Investments are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.
Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive gain (loss) on the Company’s consolidated balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Other income (expense), net (Note 3). There were no realized gains or losses recognized for the three months ended March 31, 2015 or 2014.
The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of March 31, 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of Aerie’s 2014 Convertible Notes and are included in Other assets. The Company amortizes deferred financing costs through the earlier of maturity or the conversion of the 2014 Convertible Notes using the effective interest method. Refer to Note 8 for further information regarding the 2014 Convertible Notes.

Fair Value Measurements
The Company records certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The carrying amounts of long-term investments represent their estimated fair values. The estimated fair value of Aerie’s 2014 Convertible Notes was $174.0 million and $163.8 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the consolidated balance sheets.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, which simplifies the presentation of debt issuance costs. The new standard is effective for the Company for interim and annual periods beginning after December 15, 2015, with early adoption permitted. Upon adoption of ASU 2015-03, the Company will present debt issuance costs as a direct reduction to the debt liability rather than as an asset on its consolidated balance sheets.
In August 2014, the FASB issued ASU 2014-15, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the Company for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements.
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
The Company’s potential common stock equivalents that have been excluded from the computation of Diluted EPS for all periods presented consist of the following:

	THREE MONTHS ENDED MARCH 31,
	2015	2014
2014 Convertible Notes(1)	5,040,323	—
Outstanding stock options	4,548,860	4,177,660
Stock purchase warrants	309,506	309,506
Unvested restricted common stock awards	156,143	210,317

(1)
Conversion is limited to a 9.985% ownership cap in shares of common stock by the holder. Additionally, the 2014 Convertible Notes provide for an increase in the conversion rate if conversion is elected in connection with a significant corporate transaction. Refer to Note 8 for further information regarding the 2014 Convertible Notes.

3. Other Income (Expense), Net
Other income (expense), net consists of the following:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2015	2014
Interest and amortization expense	$(617)	$—
Sale of New Jersey state tax benefit	2,898	2,288
Investment and other income, net	121	23
	$2,402	$2,311
4. Investments
Cash, cash equivalents and investments as of March 31, 2015 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$113,450	$—	$—	$113,450
Total cash and cash equivalents	$113,450	$—	$—	$113,450
Investments:
Certificates of deposit (due within 1 year)	$23,859	$2	$(6)	$23,855
Certificates of deposit (due within 2 years)	5,389	2	—	5,391
Commercial paper (due within 1 year)	5,993	1	(1)	5,993
Corporate bonds (due within 1 year)	20,422	—	(37)	20,385
Corporate bonds (due within 2 years)	4,198	—	(15)	4,183
Government agencies (due within 1 year)	6,056	—	(3)	6,053
Total investments	$65,917	$5	$(62)	$65,860
Total cash, cash equivalents, and investments	$179,367	$5	$(62)	$179,310

Cash, cash equivalents and investments as of December 31, 2014 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$84,613	$—	$—	$84,613
Certificates of deposit	472	—	—	472
Corporate bonds	501	—	—	501
Total cash and cash equivalents	$85,586	$—	$—	$85,586
Investments:
Certificates of deposit (due within 1 year)	$25,823	$—	$(9)	$25,814
Certificates of deposit (due within 2 years)	4,429	1	(3)	4,427
Commercial paper (due within 1 year)	5,988	1	(3)	5,986
Corporate bonds (due within 1 year)	16,487	—	(24)	16,463
Corporate bonds (due within 2 years)	13,912	—	(64)	13,848
Government agencies (due within 1 year)	6,082	—	(6)	6,076
Total investments	$72,721	$2	$(109)	$72,614
Total cash, cash equivalents, and investments	$158,307	$2	$(109)	$158,200
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

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF MARCH 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$113,450	$—	$—	$113,450
Total cash and cash equivalents	$113,450	$—	$—	$113,450
Investments:
Certificates of deposit	$—	$29,246	$—	$29,246
Commercial paper	—	5,993	—	5,993
Corporate bonds	—	24,568	—	24,568
Government agencies	—	6,053	—	6,053
Total investments	$—	$65,860	$—	$65,860
Total cash, cash equivalents, and investments	$113,450	$65,860	$—	$179,310

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$84,613	$—	$—	$84,613
Certificates of deposit	—	472	—	472
Corporate bonds	—	501	—	501
Total cash and cash equivalents	$84,613	$973	$—	$85,586
Investments:
Certificates of deposit	$—	$30,241	$—	$30,241
Commercial paper	—	5,986	—	5,986
Corporate bonds	—	30,311	—	30,311
Government agencies	—	6,076	—	6,076
Total investments	$—	$72,614	$—	$72,614
Total cash, cash equivalents, and investments	$84,613	$73,587	$—	$158,200

As of March 31, 2015 and December 31, 2014, the estimated fair value of Aerie’s 2014 Convertible Notes was $174.0 million and $163.8 million, respectively. The estimated fair value of the 2014 Convertible Notes was determined using a scenario analysis and Monte Carlo simulation model to capture the various features of the 2014 Convertible Notes. The scenario analysis and Monte Carlo simulation require the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the probability of conversion, stock price volatility, the risk free interest rate and credit spread. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

6. Other Assets, Net
Other assets, net consists of the following:

(in thousands)	MARCH 31, 2015	DECEMBER 31, 2014
Deferred financing costs	$1,378	$1,479
Prepaid taxes(1)	12,341	—
Miscellaneous	153	44
	$13,872	$1,523

(1)
Under ASC 810, Consolidation, the income tax expense resulting from the IP Assignment of $12.3 million for the three months ended March 31, 2015 was recorded as a prepaid asset. The prepaid asset is expected to be substantially offset by current year losses and amortized ratably over the estimated remaining patent life of the intellectual property subject to the IP Assignment, through approximately 2030. Refer to Note 9 for a description of the tax impact of the IP Assignment.

7. Accounts Payable & Other Current Liabilities
Accounts payable and other current liabilities consist of the following:

(in thousands)	MARCH 31, 2015	DECEMBER 31, 2014
Accounts payable	$3,180	$2,068
Accrued expenses and other liabilities:
Employee benefits and compensation related accruals(1)	940	2,257
General and administrative related accruals	1,252	731
Research and development related accruals	4,149	3,280
Accrued income taxes(2)	12,331	—
	$21,852	$8,336

(1)	Comprised of accrued bonus, accrued vacation, and liabilities under the Company’s employee stock purchase plan.

(2)
Accrued income taxes are the result of the tax gain from the IP Assignment and are expected to be substantially offset by current year losses. Refer to Note 9 for a description of the tax impact of the IP Assignment.

8. Convertible Notes
On September 30, 2014, Aerie issued the 2014 Convertible Notes to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively, “Deerfield”). On January 1, 2015, Deerfield Special Situations International Master Fund, L.P. transferred all of its rights under the 2014 Convertible Notes to Deerfield Special Situations Fund, L.P.
The 2014 Convertible Notes bear interest at a rate of 1.75% per annum payable quarterly in arrears on the first business day of each January, April, July and October. The 2014 Convertible Notes mature on the seventh anniversary from the date of issuance, unless earlier converted.
The 2014 Convertible Notes constitute a senior secured obligation of Aerie, collateralized by a first priority security interest in substantially all of the assets of Aerie. The 2014 Convertible Notes provide that, upon the request of Aerie, Deerfield will release all of the liens on the collateral if both of the following occur: (i) beginning one month after FDA approval of either Rhopressa™ or Roclatan™, shares of Aerie’s common stock have traded at a price above $30 per share (subject to adjustment for any subdivision or combination of outstanding common stock) for 30 consecutive trading days, and (ii) Aerie is prepared to close a financing that will be secured by a lien on Aerie’s assets, subject only to the release of the lien on the Aerie’s assets by Deerfield.

In connection with the IP Assignment, Aerie granted Deerfield a security interest in an intercompany promissory note and pledged 65% of the voting stock of Aerie Limited. Upon the request of Aerie, Deerfield will release the lien on the intercompany promissory note under certain circumstances.
At closing, Aerie paid Deerfield a one-time transaction fee of $625,000. In addition, Aerie reimbursed Deerfield in the amount of $250,000 for certain expenses incurred by Deerfield in connection with the transaction. Aerie also incurred $1.3 million of legal and advisory fees in connection with the transaction.
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
The initial conversion price is $24.80 per share of common stock (equivalent to an initial conversion rate of 40.32 shares of common stock per $1,000 principal amount of 2014 Convertible Notes), representing a 30% premium over the closing price of the common stock on September 8, 2014. The conversion rate and the corresponding conversion price are subject to adjustment for stock dividends (other than a dividend for which Deerfield would be entitled to participate on an as-converted basis), stock splits, reverse stock splits and reclassifications. In addition, in connection with certain significant corporate transactions, Deerfield, at its option, may (i) require Aerie to prepay all or a portion of the principal amount of the 2014 Convertible Notes, plus accrued and unpaid interest, or (ii) convert all or a portion of the principal amount of the 2014 Convertible Notes into, depending upon the type of transaction, shares of common stock or the right to receive upon consummation of the transaction the consideration Deerfield would have received had Deerfield converted the 2014 Convertible Notes immediately prior to the consummation of the transaction. The 2014 Convertible Notes provide for an increase in the conversion rate if Deerfield elects to convert their 2014 Convertible Notes in connection with a significant corporate transaction. The maximum increase to the initial conversion rate, in connection with a significant corporate transaction, is 12.07 shares of common stock per $1,000 principal amount of 2014 Conversion Notes, which decreases over time and is determined by reference to the price of the common stock prior to the consummation of the significant corporate transaction or the value of the significant corporate transaction.
The agreement governing the 2014 Convertible Notes contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on Aerie’s assets. As of March 31, 2015, Aerie was in compliance with the covenants. The agreement governing the 2014 Convertible Notes also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in Aerie’s representations and warranties to Deerfield; failure to comply with any of the covenants; Aerie’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against Aerie; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on Aerie’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the 2014 Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding 2014 Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.
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
As of March 31, 2015, the Company recognized unamortized debt discounts of $813,000. Debt discounts are amortized using the effective interest method through the earlier of maturity or the conversion of the 2014 Convertible Notes.

The table below summarizes the carrying value of the 2014 Convertible Notes as of March 31, 2015:

(in thousands)	MARCH 31, 2015
Gross proceeds	$125,000
Initial value of issuance costs recorded as debt discount	(875)
Amortization of debt discount	62
Carrying value	$124,187
For the three months ended March 31, 2015, interest expense related to the 2014 Convertible Notes was $539,000.
9. Income Taxes
The IP Assignment resulted in the recognition of a taxable gain for U.S. federal and state income tax purposes. As of March 31, 2015, the estimated income tax liability was $12.3 million after utilization of net operating loss carry-forwards and current year losses generated through March 31, 2015. Under ASC 810, Consolidation, the income tax expense of $12.3 million for the three months ended March 31, 2015 was recorded as a prepaid asset. The income tax liability and prepaid asset are expected to be substantially reduced by current year losses projected after March 31, 2015. In accordance with ASC 810, Consolidation, the remaining estimated prepaid asset will be amortized over the estimated remaining patent life of the intellectual property subject to the IP Assignment, through approximately 2030.
As a result of the IP Assignment, the Company reversed approximately $39.3 million of its valuation allowance on certain deferred tax assets, primarily federal and state net operating losses, as of March 31, 2015. Due to the Company’s history of operating losses and lack of available evidence supporting future taxable income, the Company believes that a valuation allowance on its remaining deferred tax assets as of March 31, 2015 remains appropriate.
In addition, the IP Assignment is subject to complex tax and transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with the Company’s determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and the Company’s position were not sustained, the Company could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates and reduced cash flows.
10. Stock Purchase Warrants
As of March 31, 2015, the following equity classified warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE	TYPE OF EQUITY SECURITY
2,006	$5.00	March 2016	Common Stock
75,000	$5.00	February 2019	Common Stock
75,000	$5.00	November 2019	Common Stock
157,500	$5.00	August 2020	Common Stock
408,295	$0.05	December 2019	Common Stock
The warrants outstanding as of March 31, 2015 are all currently exercisable with weighted-average remaining lives of 4.74 years.

11. Stock-based Compensation
Stock-based compensation expense for options granted and restricted stock awards (“RSAs”) is reflected in the consolidated statement of operations as follows:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2015	2014
Research and development	$511	$615
General and administrative	2,230	1,307
Total	$2,741	$1,922

The estimated fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model. Options granted to non-employees are revalued at each financial reporting period until required service is performed. Compensation expense related to RSAs is based on the market value of the Company’s common stock on the date of grant and is expensed on a straight-line basis (net of estimated forfeitures) over the vesting period.

As of March 31, 2015, the Company had $26.6 million of unrecognized compensation expense related to options granted under its equity plans. This cost is expected to be recognized over a weighted average period of 2.9 years as of March 31, 2015. The weighted average remaining contractual life on all outstanding options as of March 31, 2015 was 8.4 years.

As of March 31, 2015, the Company had $2.5 million of unrecognized compensation expense, related to unvested RSAs. This cost is expected to be recognized over a weighted average period of 3.7 years as of March 31, 2015. The weighted average remaining contractual term for RSAs as of March 31, 2015 was 3.7 years.

Equity Plans
The Company maintains two equity compensation plans, the 2005 Aerie Pharmaceutical Stock Plan (the “2005 Plan”) and the 2013 Omnibus Incentive Plan (the “2013 Equity Plan”), which was amended and restated as the Aerie Pharmaceuticals, Inc. Amended and Restated Omnibus Incentive Plan (the “Amended and Restated Equity Plan). The 2005 Plan and the Amended and Restated Equity Plan are referred to collectively as the “Plans.”
On October 30, 2013, the effective date of the 2013 Equity Plan, the 2005 Plan was frozen and no additional awards will be made under the 2005 Plan. Any shares remaining available for future grant under the 2005 Plan were allocated to the 2013 Equity Plan.
At the 2015 Annual Meeting of Stockholders held on April 10, 2015, the Company’s stockholders approved the adoption of the Amended and Restated Equity Plan and no additional awards will be made under the 2013 Equity Plan. Any shares remaining available under the 2013 Equity Plan were allocated to the Amended and Restated Equity Plan.
The Amended and Restated Equity Plan provides for the granting of up to 5,729,068 equity awards in respect of common stock of the Company, including equity awards that were available for issuance under the 2013 Equity Plan. The Company granted stock options to employees to purchase 765,800 and 995,600 shares of common stock during the three months March 31, 2015 and 2014, respectively. The Company granted 88,827 and zero RSAs to employees during the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
			(000’s)
Options outstanding at December 31, 2014	3,826,459	$8.39	$79,792
Granted	765,800	28.29	—
Exercised	(14,043)	0.44	—
Cancelled	(29,356)	9.85	—
Options outstanding at March 31, 2015	4,548,860	$11.71	$89,292
Options exercisable at March 31, 2015	1,721,301	$5.09	$45,188
The following table summarizes the RSA activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE

RSAs outstanding at December 31, 2014	103,064	$2.47
Granted	88,827	27.50
Vested	(35,748)	2.73
Cancelled	—	—
RSAs outstanding at March 31, 2015	156,143	$16.65
The vesting of the RSAs is time and service based with terms of two to four years. The RSAs are subject to repurchase, such that the Company has the right, but not the obligation, to repurchase unvested shares upon the employee’s termination.
12. Commitments and Contingencies
Litigation
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. Except as set forth below, the Company is not a party to any known litigation, is not aware of any unasserted claims and does not have contingency reserves established for any litigation liabilities.
 A putative securities class action lawsuit captioned Kelley et al. v. Aerie Pharmaceuticals, Inc., et al., Case No. 3:15-cv-03007, was filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey on April 29, 2015, on behalf of a purported class of persons and entities who purchased or otherwise acquired the Company’s publicly traded securities between August 6, 2014 and April 23, 2015. The complaint asserts claims under the Securities Exchange Act of 1934 and alleges that the defendants made materially false and misleading statements or omitted allegedly material information during that period related to, among other things, the prospects of the Company’s initial Phase 3 registration trial of RhopressaTM, named “Rocket 1,” and RhopressaTM.
The Company believes that the claims asserted in the action are without merit and intends to defend the lawsuit vigorously, and the Company expects to incur costs associated with defending the action. In addition, the Company has various insurance policies related to the risks associated with its business, including directors’ and officers’ liability insurance policies. However, there is no assurance that the Company will be successful in its defense of the action, and there is no assurance that the Company’s insurance coverage, which contains a self-insured retention, will be sufficient or that its insurance carriers will cover all claims or litigation costs. At this time, the Company cannot accurately predict the ultimate outcome of this matter. Due to the inherent uncertainties of litigation, the Company cannot reasonably predict the timing or outcomes, or estimate the amount of loss, or range of loss, if any, or their effect, if any, on the Company’s financial statements.

Contract Service Providers
In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as-needed basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes that appear elsewhere in this report and with our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on February 27, 2015. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in Part II, Item IA of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.
Overview
We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our lead product candidate, once-daily, triple-action RhopressaTM, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in May 2013. Phase 3 registration trials commenced in July 2014 and we recently completed our initial Phase 3 registration trial, named “Rocket 1,” which was designed to measure efficacy over three months. The Rocket 1 trial did not meet its primary efficacy endpoint of demonstrating non-inferiority of IOP lowering for once-daily RhopressaTM compared to twice-daily timolol, the most widely used comparator in registration trials for glaucoma. We are continuing to evaluate the data and results from Rocket 1 and the need to potentially change the primary endpoint of our second Phase 3 registration trial, named “Rocket 2.” Rocket 2 is designed to measure efficacy over three months and assess safety over 12 months. In addition, we are conducting a one year, safety-only study in Canada, named “Rocket 3,” and have determined to conduct an additional Phase 3 registration trial for RhopressaTM, “Rocket 4,” which we plan to commence in the third quarter of 2015. Three-month efficacy results for Rocket 2 are expected in the third quarter of 2015. Our second product candidate, once-daily, quadruple-action RoclatanTM, which is a fixed-dose combination of RhopressaTM and latanoprost, the most commonly prescribed drug for the treatment of patients with glaucoma, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in June 2014. We expect the first Phase 3 registration trial, named “Mercury 1,” to commence in the third quarter of 2015. Preparatory steps for this trial have already commenced.
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
Our mission is to build a major ophthalmic pharmaceutical company. In addition to our primary product candidates, RhopressaTM and RoclatanTM, we are also exploring the longer-term impact of RhopressaTM and RoclatanTM on the diseased trabecular meshwork and evaluating possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. In February 2015, we issued a research update on preclinical results demonstrating the potential for RhopressaTM to have disease-modifying activity in glaucoma by stopping fibrosis in the trabecular meshwork, and also increasing perfusion in the trabecular outflow pathway thus increasing the delivery of nutrients to the diseased tissue. Additionally, an early-stage molecule, AR-13154, has shown the preclinical potential to decrease lesions in wet age-related macular degeneration at numerically higher levels than current market leading products. Our strategy includes developing our business outside of North America, including potentially obtaining clinical approval on our own for our lead compounds in Europe and possibly Japan. Regarding commercialization strategy, if our products are successful, we may potentially commercialize ourselves or with a partner in Europe, and potentially with a partner in Japan.
In March 2015, we more closely aligned our corporate structure with the strategy of developing our business outside of North America by establishing Aerie Pharmaceuticals Limited, a wholly-owned subsidiary organized under the laws of the Cayman Islands (“Aerie Limited”). In addition, we assigned the beneficial rights to our non-U.S. and Canadian intellectual property to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, we and Aerie Limited entered into a research and development agreement and cost sharing agreement pursuant to which we and Aerie Limited will share the costs of the development of intellectual property. Additionally, in April 2015, we continued to prepare for foreign-based activities and established Aerie Pharmaceuticals Ireland Limited (“Aerie Ireland Limited”) as a wholly-owned subsidiary of Aerie Limited to develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment pursuant to a license arrangement to be entered into between Aerie Limited and Aerie Ireland Limited.
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
We have incurred net losses since our inception in June 2005. Our operations to date have been limited to research and development and raising capital. As of March 31, 2015, we had an accumulated deficit of $160.4 million. We recorded net losses of $17.2 million and $6.7 million for the three months ended March 31, 2015 and 2014, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval and preparing for potential commercialization of our product candidates.
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
Prior to our IPO, we raised net cash proceeds of $78.6 million from the private placement of $43.8 million of convertible preferred stock and $34.8 million of convertible notes. Subsequent to the issuance of the convertible notes, we made $0.5 million in cash payments, $16.2 million of the convertible notes were converted into shares of convertible preferred stock, which were subsequently converted into shares of common stock in connection with our IPO, and $18.0 million of convertible notes initially sold in 2012 were converted into shares of common stock in connection with our IPO. In connection with our IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock.
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
On November 3, 2014, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of and for the three months ended March 31, 2015, we issued and sold 1,204,248 shares of our common stock under the “at-the-market” sales agreement. We received net proceeds of approximately $35.0 million, after deducting commissions of approximately $1.0 million.
Proceeds from the “at-the-market” sales, the 2014 Convertible Notes financing in September 2014 and our IPO in October 2013, are expected to provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, and approval by the U.S. Federal Drug Administration (“FDA”) and product commercialization, pending successful outcome of the trials. We also intend to use the proceeds in part for general corporate purposes and potentially for strategic growth opportunities.
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

The following table shows our research and development expenses by product candidate and type of activity for the three months ended March 31, 2015 and 2014:

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(unaudited) (in thousands)
RhopressaTM
Direct non-clinical	$2,166	$2,425
Direct clinical	5,536	299
Total	$7,702	$2,724
RoclatanTM
Direct non-clinical	$351	$73
Direct clinical	2	939
Total	$353	$1,012
Discontinued product candidates
Direct non-clinical	$56	$20
Direct clinical	—	1
Total	$56	$21
Unallocated	3,507	1,613
Total research and development expense	$11,618	$5,370
For the periods presented, we did not incur any direct non-clinical or direct clinical costs for AR-13533, exploring the longer-term impact of RhopressaTM and RoclatanTM on the diseased trabecular meshwork or evaluating possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. Costs for these activities were primarily comprised of internal personnel costs and were included in unallocated costs. Discontinued product candidates relate to previously developed AR-12286 and related compounds for which further development for the treatment of glaucoma was discontinued in 2013. We may continue to incur immaterial direct non-clinical and direct clinical expenses for these discontinued product candidates related to the enforcement of patent protection and general record maintenance.
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
Other Income (Expense), Net
Other income consists of interest earned on our cash and cash equivalents and investments as well as the net proceeds from the sale of our net operating loss tax benefits for the state of New Jersey. Refer to Note 3 to our unaudited consolidated financial statements appearing elsewhere in this report for further information.
Other expense consists of interest expense under the 2014 Convertible Notes and amortization of debt discounts.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of stock-based compensation and certain research and development expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully described in Note 2 to our unaudited consolidated financial statements included elsewhere in this report and Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations
Comparison of the Three Months Ended March 31, 2015 and 2014
The following table summarizes the results of our operations for the three months ended March 31, 2015 and 2014:

	THREE MONTHS ENDED MARCH 31,		INCREASE	% INCREASE
	2015	2014	(DECREASE)	(DECREASE)
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(8,023)	$(3,612)	$4,411	122%
Research and development	(11,618)	(5,370)	6,248	116%
Other income (expense), net	2,402	2,311	91	N/A
Net loss	$(17,239)	$(6,671)
General and administrative expenses
General and administrative expenses increased by $4.4 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily associated with the expansion of our employee base to support the growth of our operations. Personnel costs increased by $1.6 million, including employee stock-based compensation expense of $0.9 million and new salaried employees and related expenses of $0.6 million. As a result of the IP Assignment and other business related activities in connection with operating as a public company, outside professional fees increased by $2.3 million and travel expenses increased by $0.4 million.
Research and development expenses
During the three months ended March 31, 2015, our research and development activity was primarily associated with Phase 3 clinical trials for Rhopressa™ and preparatory activities for our Phase 3 clinical trials for Roclatan™. Research and development expenses increased by $6.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Costs for Rhopressa™ increased by $5.0 million as direct clinical costs increased by $5.2 million and direct non-clinical costs decreased by $0.3 million. Costs for Roclatan™ decreased by $0.7 million as direct clinical costs decreased by $0.9 million and direct non-clinical costs increased by $0.3 million as a result of our completion of a Phase 2b clinical trial in 2014 and preparatory activities for our Phase 3 clinical trials. Additionally, unallocated expenses including employee salary, consulting costs and related expenses, increased by $1.9 million.
Other income (expense), net
Other income (expense), net increased by $0.1 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was mainly due to an increase in income of $0.7 million related to the sale of deferred state tax benefits to an unrelated third party and an increase in investment income, partially offset by an increase in interest and amortization expense of $0.6 million.
Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities, including our IPO, and the issuance of convertible notes. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years.
Prior to our IPO, we raised net cash proceeds of $78.6 million from the private placement of $43.8 million of convertible preferred stock and $34.8 million of convertible notes. Subsequent to their issuance, we paid $0.5 million in cash payments on the convertible notes, $16.2 million of the convertible notes were converted into shares of convertible preferred stock, which were subsequently converted into shares of common stock in connection with our IPO, and $18.0 million of convertible notes initially sold in 2012 were converted into shares of common stock in connection with our IPO. In connection with our IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock.

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
On September 30, 2014, we issued $125.0 million aggregate principal amount of 2014 Convertible Notes. We received net proceeds from the issuance of the 2014 Convertible Notes of approximately $124.1 million, after deducting discounts and certain expenses of $875,000.
On November 3, 2014, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of and for the three months ended March 31, 2015, we issued and sold 1,204,248 shares of our common stock under the “at-the-market” sales agreement. We received net proceeds of approximately $35.0 million, after deducting commissions of approximately $1.0 million.
As of March 31, 2015, our principal sources of liquidity were our cash and cash equivalents and investments, which totaled approximately $179.3 million.
We estimate that our cash and cash equivalents and investments as of March 31, 2015 will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing Rhopressa™ and Roclatan™, and approval by the FDA and product commercialization, pending successful outcome of the trials. Our ability to continue as a going concern will depend, in large part, on our ability to successfully commercialize our product candidates and generate positive cash flow from operations, neither of which is certain.

The following table summarizes our sources and uses of cash:

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(unaudited) (in thousands)
Net cash (used in) provided by:
Operating activities	$(13,307)	$(4,497)
Investing activities	6,101	(29,374)
Financing activities	35,070	65
Net change in cash and cash equivalents	$27,864	$(33,806)
During the three months ended March 31, 2015 and 2014, our operating activities used net cash of $13.3 million and $4.5 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses, adjusted for certain non-cash items. The increase in net loss from operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was due to increases in general and administrative and research and development expenses as previously described, see “—Results of Operations.” For the three months ended March 31, 2015 and 2014, we received $2.9 million and $2.3 million, respectively, of cash proceeds from the sale of deferred state tax benefits to an unrelated third party, which decreased net cash used in operating activities.
During the three months ended March 31, 2015, our investing activities provided net cash of $6.1 million primarily related to maturities of available-for-sale investments of $14.8 million, which was partially offset by purchases of available-for-sale investments of $8.2 million and by office furnishings and equipment of $0.5 million to facilitate our increased research and development and headcount. During the three months ended March 31, 2014, our investing activities used net cash of approximately $29.4 million primarily related to purchases of available-for-sale investments.
During the three months ended March 31, 2015 and 2014, our financing activities provided net cash of $35.1 million and $0.1 million, respectively. The net cash provided by financing activities during the three months ended March 31, 2015 was primarily related to the issuance and sale of common stock under the “at-the-market” sales agreement pursuant to our shelf registration statement. We received net proceeds of approximately $35.0 million, after deducting commissions of approximately $1.0 million. The net cash provided by financing activities during the three months ended March 31, 2014 was related to proceeds of approximately $0.1 million from exercise of stock purchase rights under our employee stock purchase plan.
Operating Capital Requirements
We expect to incur increasing operating losses for at least the next several years as we continue to conduct Phase 3 clinical trials for RhopressaTM and initiate and complete for Phase 3 clinical trials for RoclatanTM. We expect that our existing cash and cash equivalents and investments will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing Rhopressa™ and Roclatan™, and approval by the FDA and product commercialization, pending successful outcome of the trials.
We expect to continue to incur increasing costs associated with the growth of our operations, including but not limited to, increased costs and expenses for directors fees, increased personnel costs, increased directors and officers insurance premiums, audit and legal fees, investor relations fees, expenses for compliance with reporting requirements under the Exchange Act and rules implemented by the SEC and NASDAQ and various other costs.
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
We may need to obtain additional financing to fund our future operations, including supporting our international operations and sales and marketing activities, as well as funding the ongoing development of any additional product candidates we might license, acquire or develop internally. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or discontinue our research and development programs or commercialization efforts.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at March 31, 2015:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
	(in thousands)
Operating lease obligations(1)	$4,878	$906	$1,567	$1,727	$678
2014 Convertible Notes(2)	125,000	—	—	—	125,000
	129,878	906	1,567	1,727	125,678

(1)	Our operating lease obligations are primarily related to our principal executive offices in Irvine, California, corporate offices in New Jersey and research facility in North Carolina.

(2)
On September 30, 2014, we issued the 2014 Convertible Notes to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. The 2014 Convertible Notes mature on the seventh anniversary from the date of issuance, unless earlier converted. On January 1, 2015, Deerfield Special Situations International Master Fund, L.P. transferred all of its rights under the 2014 Convertible Notes to Deerfield Special Situations Fund, L.P. Refer to Note 8 to our unaudited consolidated financial statements appearing elsewhere in this report for further information.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of March 31, 2015, totaled $113.5 million and consisted of cash and money market funds with original maturities of three months or less from the date of purchase. Our investments totaled $65.9 million as of March 31, 2015 and consisted of certificates of deposit, commercial paper, corporate bonds and government agency securities. We had cash and cash equivalents and investments of $158.2 million as of December 31, 2014. Given the short-term nature of our cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. The 2014 Convertible Notes carry a fixed interest rate and, as such, are not subject to interest rate risk. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We may periodically become subject to legal proceedings and claims arising in connection with our business. Except as set forth below, we are not a party to any known litigation, are not aware of any unasserted claims and do not have contingency reserves established for any litigation liabilities.
A putative securities class action lawsuit captioned Kelley et al. v. Aerie Pharmaceuticals, Inc., et al., Case No. 3:15-cv-03007, was filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey on April 29, 2015, on behalf of a purported class of persons and entities who purchased or otherwise acquired our publicly traded securities between August 6, 2014 and April 23, 2015. The complaint asserts claims under the Exchange Act and alleges that the defendants made materially false and misleading statements or omitted allegedly material information during that period related to, among other things, the prospects of Rocket 1 and RhopressaTM.
We believe that the claims in the asserted action are without merit and intend to defend the lawsuit vigorously, and we expect to incur costs associated with defending the action. In addition, we have various insurance policies related to the risks associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that we will be successful in our defense of the action, and there is no assurance that our insurance coverage, which contains a self-insured retention, will be sufficient or that our insurance carriers will cover all claims or litigation costs. At this time, we cannot accurately predict the ultimate outcome of this matter. Due to the inherent uncertainties of litigation, we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, or range of loss, if any, or their effect, if any, on our financial statements.
Item 1A. Risk Factors
You should consider carefully the risks described below and set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.
We recently announced that Rocket 1, our initial Phase 3 registration trial for RhopressaTM, did not meet its primary efficacy endpoint.
In April 2015, we announced that Rocket 1, our initial Phase 3 registration trial for RhopressaTM, did not meet its primary efficacy endpoint of demonstrating non-inferiority of IOP lowering for once-daily RhopressaTM compared to twice-daily timolol, the most widely used comparator in registration trials for glaucoma. If the results of our remaining Phase 3 registration trials for RhopressaTM do not achieve their primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of RhopressaTM will be materially adversely affected. In addition, as we continue to review the findings from Rocket 1, we may determine at any time that it is not practical or feasible to continue development efforts for RhopressaTM. If we discontinue the advancement of this product candidate, in certain circumstances we may similarly determine not to advance Roclatan™, which combines Rhopressa™ with latanoprost. If we elect or are required to suspend or terminate a clinical trial of Rhopressa™ or Roclatan™, our commercial prospects will be adversely impacted and our ability to generate revenues may be delayed or eliminated. We urge you to read all of the risks included under “Risk Factors—Risks Related to Development, Regulatory Approval and Commercialization” in our Annual Report on Form 10-K filed with the SEC on February 27, 2015, for a discussion of the risks associated with clinical drug development.
We have been named a defendant in a purported securities class action lawsuit. This, and any additional securities litigation, could result in substantial damages and may divert management’s time and attention from our business.
On April 23, 2015, we announced that Rocket 1 did not meet its primary efficacy endpoint. On April 29, 2015, a purported securities class action lawsuit was commenced in the United States District Court for the District of New Jersey, naming as defendants us and certain of our officers and directors. The lawsuit asserts that the defendants violated the Exchange Act and alleges, among other things, that the defendants made false and misleading statements related to, among other things, the prospects of Rocket 1 and RhopressaTM. The plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of persons and entities who purchased or otherwise acquired our publicly traded securities between August 6, 2014 and April 23, 2015. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants.
We believe that we have meritorious defenses and intend to defend the lawsuit vigorously. The outcome of this lawsuit is necessarily uncertain, we could be forced to expend significant resources in the defense of this suit and we may not prevail. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, financial condition and results of operations. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.
If our stock price continues to experience volatility, we may be the subject of additional securities litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus on our business activities. Any adverse determination in litigation could also subject us to significant liabilities.
Determining our income tax rate is complex and subject to uncertainty.
The computation of our provision for income tax is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. GAAP. Our provision for income tax for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted, for example, by the geographical mix of our forecasted profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. For these reasons, our actual income taxes may be materially different than our provision for income tax for interim quarters.
The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.
Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
Our international operations subject us to potentially adverse tax consequences.

We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates and reduced cash flows.
We currently have international operations and intend to explore the licensing of commercialization rights or other forms of collaboration outside of North America and possibly Europe, which will expose us to additional risks of conducting business in international markets.
Markets outside of North America are an important component of our growth strategy. As part of this strategy, in March 2015 and April 2015, we formed Aerie Limited and Aerie Ireland Limited, respectively. If we fail to commercialize, obtain licenses or enter into collaboration arrangements with selling parties, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. Moreover, international operations and business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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
On November 3, 2014, we filed a shelf registration statement on Form S-3 (Registration No. 333-199821), which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement.
During the three months ended March 31, 2015, we issued and sold 1,204,248 shares of our common stock under the “at-the-market” sales agreement. We received net proceeds of approximately $35.0 million, after deducting commissions of approximately $1.0 million.

We currently hold the net proceeds from the “at-the-market” sales as cash deposits and intend to invest the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds as described in our shelf registration statement filed on November 3, 2014.
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

AERIE PHARMACEUTICALS, INC.

Date: May 7, 2015	/s/ RICHARD J. RUBINO
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

(i) Consolidated Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014 (unaudited), (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).