Form 10-Q
period 2015-06-30
AERIE PHARMACEUTICALS INC
filed 2015-08-06
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of July 30, 2015, there were 25,692,144 shares of the registrant’s common stock, par value $0.001, outstanding.

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

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the commercial launch and potential future sales of our current or any other future product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	third-party payor reimbursement for our product candidates;

•	the glaucoma patient market size and the rate and degree of market adoption of our product candidates by eye-care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of our product candidates;

•	our plans to pursue development of our product candidates for additional indications and other therapeutic opportunities;

•	the potential advantages of our product candidates;

•	our plans to explore possible uses of our existing proprietary compounds beyond glaucoma;

•	our ability to protect our proprietary technology and enforce our intellectual property rights;

•	our expectations regarding collaborations, licensing, acquisitions and strategic operations, including our ability to in-license or acquire additional opthalmic products or product candidates; and

•	our stated objective of building a major opthalmic pharmaceutical company.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on regulatory approvals and economic and other environmental circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We discuss many of these risks under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2015, as filed with the SEC on May 7, 2015. You should not rely upon forward-looking statements as predictions of future events.
Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the evolution of the industry in which we operate may differ materially from the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods.

ii

Any forward-looking statements that we make in this report are as of the date of this report. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	JUNE 30, 2015	DECEMBER 31, 2014
Assets
Current assets
Cash and cash equivalents	$100,916	$85,586
Short-term investments	57,873	54,339
Prepaid expenses and other current assets	1,118	1,122
Total current assets	159,907	141,047
Long-term investments	4,140	18,275
Furniture, fixtures and equipment, net	1,703	240
Other assets, net	10,587	1,523
Total assets	$176,337	$161,085
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$17,710	$8,336
Interest payable	545	551
Total current liabilities	18,255	8,887
Convertible notes, net of discounts	124,218	124,156
Total liabilities	142,473	133,043
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of June 30, 2015 and December 31, 2014; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 25,499,192 and 24,018,577 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	25	24
Additional paid-in capital	213,106	171,326
Accumulated other comprehensive loss	(41)	(107)
Accumulated deficit	(179,226)	(143,201)
Total stockholders’ equity	33,864	28,042
Total liabilities and stockholders’ equity	$176,337	$161,085

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Operating expenses
General and administrative	$(7,502)	$(5,167)	$(15,525)	$(8,779)
Research and development	(10,627)	(6,676)	(22,245)	(12,046)
Loss from operations	(18,129)	(11,843)	(37,770)	(20,825)
Other income (expense), net	(505)	29	1,897	2,340
Net loss before income taxes	$(18,634)	$(11,814)	$(35,873)	$(18,485)
Income tax expense	(152)	—	(152)	—
Net loss	$(18,786)	$(11,814)	$(36,025)	$(18,485)
Net loss attributable to common stockholders—basic and diluted	$(18,786)	$(11,814)	$(36,025)	$(18,485)
Net loss per share attributable to common stockholders—basic and diluted	$(0.73)	$(0.49)	$(1.43)	$(0.78)
Weighted average number of common shares outstanding—basic and diluted	25,841,530	23,893,651	25,225,521	23,806,009

Net loss	$(18,786)	$(11,814)	$(36,025)	$(18,485)
Unrealized gain (loss) on available-for-sale investments	17	8	66	(13)
Comprehensive loss	$(18,769)	$(11,806)	$(35,959)	$(18,498)

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share data)

	SIX MONTHS ENDED JUNE 30,
	2015	2014
Cash flows from operating activities
Net loss	$(36,025)	$(18,485)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	60	31
Amortization of deferred financing costs and debt discount	155	—
Amortization of discount on available-for-sale investments	305	157
Stock-based compensation	6,217	4,304
Changes in operating assets and liabilities
Prepaid, current and other assets	(73)	(292)
Accounts payable and other current liabilities	(221)	1,364
Interest payable	(6)	—
Net cash used in operating activities	(29,588)	(12,921)
Cash flows from investing activities
Purchase of available-for-sale investments	(13,975)	(31,852)
Maturity of available-for-sale investments	24,088	2,985
Sale of available-for-sale investments	249	—
Purchase of furniture, fixtures and equipment	(1,052)	(59)
Net cash provided by (used in) investing activities	9,310	(28,926)
Cash flows from financing activities
Proceeds from sale of common stock	35,426	—
Proceeds from exercise of stock options	112	9
Proceeds from exercise of stock purchase rights	70	65
Net cash provided by financing activities	35,608	74
Net change in cash and cash equivalents	15,330	(41,773)
Beginning of period	85,586	69,649
End of period	$100,916	$27,876
Supplemental disclosures
Interest paid	$1,090	$—
Income taxes paid	469	—
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Notes to the Consolidated Financial Statements
(Unaudited)
1. The Company
Aerie Pharmaceuticals, Inc. (“Aerie”), with its wholly-owned subsidiaries Aerie Pharmaceuticals Limited and Aerie Pharmaceuticals Ireland Limited (“Aerie Limited” and “Aerie Ireland Limited”, respectively, together with Aerie, the “Company”), is a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of topical, small molecule products to treat patients with glaucoma and other diseases of the eye. The Company has its principal executive offices in Irvine, California and operates as one business segment.
The Company has not yet commenced commercial operations and therefore has not generated product revenue. The Company’s activities since inception primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company does not expect to generate revenue until and unless it receives regulatory approval of and successfully commercializes its product candidates. The Company has incurred losses and experienced negative operating cash flows since inception.
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
On November 3, 2014, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by the Company under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by the Company under the shelf registration statement. As of and for the six months ended June 30, 2015, the Company issued and sold 1,224,548 shares of its common stock under the “at-the-market” sales agreement. The Company received net proceeds of approximately $35.4 million, after deducting commissions of approximately $1.0 million.
In March 2015, the Company revised its corporate structure to align with its business strategy outside of North America by establishing Aerie Limited, a wholly-owned subsidiary organized under the laws of the Cayman Islands. In addition, Aerie assigned the beneficial rights to its non-U.S. and Canadian intellectual property to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, Aerie and Aerie Limited entered into a research and development cost sharing agreement pursuant to which Aerie and Aerie Limited will share the costs of the development of intellectual property. Refer to Note 9 for a description of the tax impact of the IP Assignment. Additionally, in April 2015, the Company continued to prepare for foreign-based activities and established Aerie Ireland Limited as a wholly-owned subsidiary of Aerie Limited to develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment pursuant to a license arrangement to be entered into between Aerie Limited and Aerie Ireland Limited.
If the Company does not successfully commercialize any of its product candidates, it may be unable to generate product revenue or achieve profitability. Accordingly, the Company may be required to obtain further funding through other public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or commercialization efforts. The Company currently estimates that it has sufficient funding to sustain operations through product commercialization of Rhopressa™ and Roclatan™, pending successful outcome of their clinical trials and U.S. Food and Drug Administration (“FDA”) approval.

2. Significant Accounting Policies
Basis of Presentation
The Company’s interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
Principles of Consolidation
The interim consolidated financial statements include the accounts of Aerie and its wholly-owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated in consolidation.
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
Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive gain (loss) on the Company’s consolidated balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Other income (expense), net (Note 3). There were no realized gains or losses recognized for the three and six months ended June 30, 2015 or 2014.
The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of June 30, 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
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

Fair Value Measurements
The Company records certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The carrying amounts of long-term investments represent their estimated fair values. The estimated fair value of Aerie’s 2014 Convertible Notes was $111.1 million and $163.8 million as of June 30, 2015 and December 31, 2014, respectively. The decrease in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the change in the closing price of Aerie’s common stock on June 30, 2015 as compared to December 31, 2014. As of June 30, 2015 and December 31, 2014, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the consolidated balance sheets.
Software Capitalization
The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software including external direct costs of materials and services involved with the software development. Capitalized software costs are included in Furniture, fixtures, and equipment and are amortized beginning when the software project is substantially complete and the asset is ready for its intended use. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.
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
Net Loss per Share Attributable to Common Stock
Basic net loss per share attributable to common stock (“Basic EPS”) is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities with the exception of warrants for common stock with a $0.05 exercise price, which are exercisable for nominal consideration, and shares that are unequivocally issuable under the Company’s equity compensation plans and are therefore included in the calculation of the weighted-average number of shares of common stock as common stock equivalents. Diluted net loss per share attributable to common stock (“Diluted EPS”) gives effect to all dilutive potential shares of common stock outstanding during this period. For Diluted EPS, net loss attributable to common stockholders used in calculating Basic EPS is adjusted for certain items related to the dilutive securities.
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

The Company’s potential common stock equivalents that have been excluded from the computation of Diluted EPS for all periods presented consist of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
2014 Convertible Notes(1)	5,040,323	—	5,040,323	—
Outstanding stock options	4,601,831	3,809,370	4,601,831	3,809,370
Stock purchase warrants	159,506	309,506	159,506	309,506
Unvested restricted common stock awards	154,014	174,566	154,014	174,566

(1)
Conversion is limited to a 9.985% ownership cap in shares of common stock by the holder. In addition to the common stock equivalents presented above, the 2014 Convertible Notes provide for an increase in the conversion rate if conversion is elected in connection with a significant corporate transaction. Refer to Note 8 for further information regarding the 2014 Convertible Notes.

3. Other Income (Expense), Net
Other income (expense), net consists of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2015	2014	2015	2014
Interest and amortization expense	$(622)	$—	$(1,239)	$—
Sale of New Jersey state tax benefit	—	—	2,898	2,288
Investment and other income, net	117	29	238	52
	$(505)	$29	$1,897	$2,340

4. Investments
Cash, cash equivalents and investments as of June 30, 2015 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$100,916	$—	$—	$100,916
Total cash and cash equivalents	$100,916	$—	$—	$100,916
Investments:
Certificates of deposit (due within 1 year)	$24,190	$5	$(1)	$24,194
Certificates of deposit (due within 2 years)	3,120	2	(2)	3,120
Commercial paper (due within 1 year)	5,989	1	—	5,990
Corporate bonds (due within 1 year)	23,203	1	(44)	23,160
Corporate bonds (due within 2 years)	1,022	—	(3)	1,019
Government agencies (due within 1 year)	4,530	—	—	4,530
Total investments	$62,054	$9	$(50)	$62,013
Total cash, cash equivalents, and investments	$162,970	$9	$(50)	$162,929

Cash, cash equivalents and investments as of December 31, 2014 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$84,613	$—	$—	$84,613
Certificates of deposit	472	—	—	472
Corporate bonds	501	—	—	501
Total cash and cash equivalents	$85,586	$—	$—	$85,586
Investments:
Certificates of deposit (due within 1 year)	$25,823	$—	$(9)	$25,814
Certificates of deposit (due within 2 years)	4,429	1	(3)	4,427
Commercial paper (due within 1 year)	5,988	1	(3)	5,986
Corporate bonds (due within 1 year)	16,487	—	(24)	16,463
Corporate bonds (due within 2 years)	13,912	—	(64)	13,848
Government agencies (due within 1 year)	6,082	—	(6)	6,076
Total investments	$72,721	$2	$(109)	$72,614
Total cash, cash equivalents, and investments	$158,307	$2	$(109)	$158,200
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

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$100,916	$—	$—	$100,916
Total cash and cash equivalents	$100,916	$—	$—	$100,916
Investments:
Certificates of deposit	$—	$27,314	$—	$27,314
Commercial paper	—	5,990	—	5,990
Corporate bonds	—	24,179	—	24,179
Government agencies	—	4,530	—	4,530
Total investments	$—	$62,013	$—	$62,013
Total cash, cash equivalents, and investments	$100,916	$62,013	$—	$162,929

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$84,613	$—	$—	$84,613
Certificates of deposit	—	472	—	472
Corporate bonds	—	501	—	501
Total cash and cash equivalents	$84,613	$973	$—	$85,586
Investments:
Certificates of deposit	$—	$30,241	$—	$30,241
Commercial paper	—	5,986	—	5,986
Corporate bonds	—	30,311	—	30,311
Government agencies	—	6,076	—	6,076
Total investments	$—	$72,614	$—	$72,614
Total cash, cash equivalents, and investments	$84,613	$73,587	$—	$158,200

As of June 30, 2015 and December 31, 2014, the estimated fair value of Aerie’s 2014 Convertible Notes was $111.1 million and $163.8 million, respectively. The estimated fair value of the 2014 Convertible Notes was determined using a scenario analysis and Monte Carlo simulation model to capture the various features of the 2014 Convertible Notes. The scenario analysis and Monte Carlo simulation require the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the probability of conversion, stock price volatility, the risk free interest rate and credit spread. The decrease in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the change in the closing price of Aerie’s common stock on June 30, 2015 as compared to December 31, 2014. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

6. Other Assets, Net
Other assets, net consists of the following:

(in thousands)	JUNE 30, 2015	DECEMBER 31, 2014
Deferred financing costs	$1,331	$1,479
Prepaid taxes(1)	8,982	—
Other	274	44
	$10,587	$1,523

(1)
Under ASC 810, Consolidation, the income tax expense resulting from the IP Assignment of $9.0 million for the six months ended June 30, 2015 was recorded as a prepaid asset. The prepaid asset is expected to be substantially offset by current year losses and amortized ratably over the estimated remaining patent life of the intellectual property subject to the IP Assignment, through approximately 2030. Refer to Note 9 for a description of the tax impact of the IP Assignment.

7. Accounts Payable & Other Current Liabilities
Accounts payable and other current liabilities consist of the following:

(in thousands)	JUNE 30, 2015	DECEMBER 31, 2014
Accounts payable	$2,072	$2,068
Accrued expenses and other liabilities:
Employee benefits and compensation related accruals(1)	1,431	2,257
General and administrative related accruals	1,289	731
Research and development related accruals	4,263	3,280
Accrued income taxes(2)	8,655	—
	$17,710	$8,336

(1)	Comprised of accrued bonus, accrued vacation, and liabilities under the Company’s employee stock purchase plan.

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
The 2014 Convertible Notes constitute a senior secured obligation of Aerie, collateralized by a first priority security interest in substantially all of the assets of Aerie. The 2014 Convertible Notes provide that, upon the request of Aerie, Deerfield will release all of the liens on the collateral if both of the following occur: (i) beginning one month after FDA approval of either Rhopressa™ or Roclatan™, shares of Aerie’s common stock have traded at a price above $30 per share (subject to adjustment for any subdivision or combination of outstanding common stock) for 30 consecutive trading days, and (ii) Aerie is prepared to close a financing that will be secured by a lien on Aerie’s assets, subject only to the release of the lien on Aerie’s assets held by Deerfield.

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
The agreement governing the 2014 Convertible Notes contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on Aerie’s assets. As of June 30, 2015, Aerie was in compliance with the covenants. The agreement governing the 2014 Convertible Notes also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in Aerie’s representations and warranties to Deerfield; failure to comply with any of the covenants; Aerie’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against Aerie; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on Aerie’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the 2014 Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding 2014 Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.
The Company recorded the 2014 Convertible Notes as long-term debt at face value less debt discounts relating to fees and certain expenses paid to Deerfield in connection with the transaction. The Conversion Option is a derivative that qualifies for an exemption from bifurcation and liability accounting as provided for in ASC Topic 815, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”). Since the Conversion Option is not bifurcated as a derivative pursuant to ASC 815, the Company further evaluated the Conversion Option to determine whether it is considered a beneficial conversion feature (“BCF”). The Company determined that the initial accounting conversion price was greater than the fair value of the common stock at the close of trading on the date of issuance, therefore no BCF existed at inception. However, if Deerfield elects to convert their 2014 Convertible Notes in connection with a significant corporate transaction, the increase to the initial conversion rate may cause a contingent BCF to exist at the time of conversion. The contingent BCF, if any, will be recognized in earnings when the contingency is resolved and will be measured using the fair value of the common stock at the close of trading on the date of issuance and the accounting conversion price as adjusted for such an increase to the initial conversion rate.
As of June 30, 2015, the Company recognized unamortized debt discounts of $782,000. Debt discounts are amortized using the effective interest method through the earlier of maturity or the conversion of the 2014 Convertible Notes.

The table below summarizes the carrying value of the 2014 Convertible Notes as of June 30, 2015:

(in thousands)	JUNE 30, 2015
Gross proceeds	$125,000
Initial value of issuance costs recorded as debt discount	(875)
Amortization of debt discount	93
Carrying value	$124,218
For the three and six months ended June 30, 2015, interest expense related to the 2014 Convertible Notes was $545,000 and $1.1 million, respectively.
9. Income Taxes
The IP Assignment resulted in the recognition of a taxable gain for U.S. federal and state income tax purposes. As of June 30, 2015, the estimated income tax liability was $8.7 million after utilization of net operating loss carry-forwards, current year losses generated through June 30, 2015 and quarterly estimated payments made through June 30, 2015. Under ASC 810, Consolidation, the income tax expense of $9.0 million for the six months ended June 30, 2015 was recorded as a prepaid asset. The income tax liability and prepaid asset are expected to be substantially reduced by current year losses projected after June 30, 2015. In accordance with ASC 810, Consolidation, the remaining estimated prepaid asset will be amortized into income tax expense over the estimated remaining patent life of the intellectual property subject to the IP Assignment, through approximately 2030.
As a result of the IP Assignment, the Company reversed approximately $40.8 million of its valuation allowance on certain deferred tax assets, primarily federal and state net operating losses, as of June 30, 2015. Due to the Company’s history of operating losses and lack of available evidence supporting future taxable income, the Company believes that a valuation allowance on its remaining deferred tax assets as of June 30, 2015 remains appropriate.
In addition, the IP Assignment is subject to complex tax and transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with the Company’s determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and the Company’s position were not sustained, the Company could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates and reduced cash flows than otherwise would be expected.
10. Stock Purchase Warrants
As of June 30, 2015, the following equity classified warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE	TYPE OF EQUITY SECURITY
2,006	$5.00	March 2016	Common Stock
75,000	$5.00	February 2019	Common Stock
75,000	$5.00	November 2019	Common Stock
7,500	$5.00	August 2020	Common Stock
408,295	$0.05	December 2019	Common Stock
The warrants outstanding as of June 30, 2015 are all currently exercisable with weighted-average remaining lives of 4.32 years.

11. Stock-based Compensation
Stock-based compensation expense for options granted and restricted stock awards (“RSAs”) is reflected in the consolidated statement of operations as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2015	2014	2015	2014
Research and development	$583	$237	$1,094	$852
General and administrative	2,893	2,145	5,123	3,452
Total	$3,476	$2,382	$6,217	$4,304

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

As of June 30, 2015, the Company had $31.4 million of unrecognized compensation expense related to options granted under its equity plans. This cost is expected to be recognized over a weighted average period of 2.8 years as of June 30, 2015. The weighted average remaining contractual life on all outstanding options as of June 30, 2015 was 8.3 years.

As of June 30, 2015, the Company had $2.4 million of unrecognized compensation expense, related to unvested RSAs. This cost is expected to be recognized over a weighted average period of 3.3 years as of June 30, 2015. The weighted average remaining contractual term for RSAs as of June 30, 2015 was 3.3 years.

Equity Plans
The Company maintains two equity compensation plans, the 2005 Aerie Pharmaceutical Stock Plan (the “2005 Plan”) and the 2013 Omnibus Incentive Plan (the “2013 Equity Plan”), which was amended and restated as the Aerie Pharmaceuticals, Inc. Amended and Restated Omnibus Incentive Plan (the “Amended and Restated Equity Plan”). The 2005 Plan and the Amended and Restated Equity Plan are referred to collectively as the “Plans.”
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
The Amended and Restated Equity Plan provides for the granting of up to 5,729,068 equity awards in respect of common stock of the Company, including equity awards that were available for issuance under the 2013 Equity Plan. The Company granted stock options to employees to purchase 921,400 and 1,143,700 shares of common stock during the six months ended June 30, 2015 and 2014, respectively. The Company granted 99,027 RSAs to employees during the six months ended June 30, 2015. No RSAs were granted by the Company during the six months ended June 30, 2014.

The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
			(000’s)
Options outstanding at December 31, 2014	3,826,459	$8.39	$79,792
Granted	921,400	27.09	—
Exercised	(83,270)	1.46	—
Canceled	(62,758)	13.66	—
Options outstanding at June 30, 2015	4,601,831	$12.14	$25,356
Options exercisable at June 30, 2015	1,962,997	$6.45	$21,986
The following table summarizes the RSA activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE

RSAs outstanding at December 31, 2014	103,064	$2.47
Granted	99,027	28.00
Vested	(46,539)	2.74
Canceled	(1,538)	32.30
RSAs outstanding at June 30, 2015	154,014	$18.50
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

Contract Service Providers
In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing activities. Substantially all of these contracts are on an as-needed basis.
13. Subsequent Events
On August 4, 2015, the Company and GrayBug, Inc. (“GrayBug”) entered into a research collaboration and license agreement to deliver certain of the Company’s preclinical stage product candidates to both the front and back of the eye using GrayBug’s proprietary technology. The Board of Directors of the Company and that of GrayBug have a common Board member.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes that appear elsewhere in this report and with our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on February 27, 2015. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the period ended March 31, 2015, as filed on May 7, 2015, for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.
Overview
We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our lead product candidate, once-daily, triple-action RhopressaTM, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in May 2013. Phase 3 registration trials commenced in July 2014 and we completed our initial Phase 3 registration trial, named “Rocket 1,” which was designed to measure efficacy over three months. The Rocket 1 trial did not meet its primary efficacy endpoint of demonstrating non-inferiority of IOP lowering for once-daily RhopressaTM compared to twice-daily timolol. We evaluated the data and results from Rocket 1 and obtained agreement from the U.S. Food and Drug Administration (“FDA”) to change the IOP range used for the primary endpoint of our second Phase 3 registration trial, named “Rocket 2.” Rocket 2 is designed to measure efficacy over three months and assess safety over 12 months. The modified clinical endpoint range for Rocket 2 was set to a level where Rocket 1 would have been successful. Three-month efficacy results for Rocket 2 are expected in September 2015. In addition, we are currently conducting a one year, safety-only study in Canada, named “Rocket 3,” and will conduct an additional Phase 3 registration trial for RhopressaTM, “Rocket 4,” which we plan to commence in the United States in the third quarter of 2015.
Our second product candidate, once-daily, quadruple-action RoclatanTM, which is a fixed-dose combination of RhopressaTM and latanoprost, the most commonly prescribed drug for the treatment of patients with glaucoma, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in June 2014. We expect the first Phase 3 registration trial, named “Mercury 1,” to commence in the third quarter of 2015. Preparatory steps for this trial are underway.
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
Our stated objective is to build a major ophthalmic pharmaceutical company. In addition to our primary product candidates, RhopressaTM and RoclatanTM, we are also exploring the longer-term impact of RhopressaTM on the diseased trabecular meshwork as well as neuroprotection, and evaluating possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. In February 2015, we issued a research update on preclinical results demonstrating the potential for RhopressaTM to have disease-modifying activity in glaucoma by stopping fibrosis in the trabecular meshwork, and also increasing perfusion in the trabecular outflow pathway thus increasing the delivery of nutrients to the diseased tissue. Additionally, an early-stage molecule, AR-13154, has shown preclinically the potential to decrease lesions in wet age-related macular degeneration at numerically higher levels than current market leading products. Our strategy includes developing our business outside of North America, including potentially obtaining clinical approval on our own for our lead compounds in Europe and possibly Japan. Regarding commercialization strategy, if our products are successful, we may potentially commercialize ourselves or with a partner in Europe, and likely with a partner in Japan.
In March 2015, we revised our corporate structure to align with our business strategy outside of North America by establishing Aerie Pharmaceuticals Limited, a wholly-owned subsidiary organized under the laws of the Cayman Islands (“Aerie Limited”). In addition, we assigned the beneficial rights to our non-U.S. and Canadian intellectual property to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, we and Aerie Limited entered into a research and development and cost sharing agreement pursuant to which we and Aerie Limited will share the costs of the development of intellectual property. Additionally, in April 2015, we continued to prepare for foreign-based activities and established Aerie Pharmaceuticals Ireland

Limited (“Aerie Ireland Limited”) as a wholly-owned subsidiary of Aerie Limited to develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment pursuant to a license arrangement to be entered into between Aerie Limited and Aerie Ireland Limited.
We may license, acquire or develop additional product candidates to broaden our presence in ophthalmology. In August 2015, we entered into a collaboration and license arrangement with GrayBug, Inc. We continually explore and discuss additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners.
We have incurred net losses since our inception in June 2005. Our operations to date have been limited to research and development and raising capital. As of June 30, 2015, we had an accumulated deficit of $179.2 million. We recorded net losses of $18.8 million and $36.0 million for the three and six months ended June 30, 2015, respectively, and net losses of $11.8 million and $18.5 million for the three and six months ended June 30, 2014, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval and preparing for potential commercialization of our product candidates.
We expect our research and development expenses to increase as we continue to initiate and conduct clinical trials for our Rhopressa™ and Roclatan™ product candidates and pursue regulatory approval. As we prepare for commercialization, we will likely incur significant commercial, sales, marketing and outsourced manufacturing expenses. Since our initial public offering (“IPO”) in October 2013, we are also incurring additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses at least for the next several years.
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
On November 3, 2014, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of and for the six months ended June 30, 2015, we issued and sold 1,224,548 shares of our common stock under the “at-the-market” sales agreement. We received net proceeds of approximately $35.4 million, after deducting commissions of approximately $1.0 million.
Proceeds from the “at-the-market” sales, the 2014 Convertible Notes financing in September 2014 and our IPO in October 2013, are currently expected to provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, and approval by the FDA and product commercialization, pending successful outcome of the trials. We also intend to use the proceeds in part for general corporate purposes and potentially for strategic growth opportunities.
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
We expect that our general and administrative expenses will increase with the continued advancement of our product candidates and with our increased management, legal, compliance, accounting and investor relations expenses as we continue to grow. We expect these increases will likely include higher expenses for insurance, expenses related to the hiring of additional personnel and payments to outside service providers, lawyers and accountants.
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

The following table shows our research and development expenses by product candidate and type of activity for the three and six months ended June 30, 2015 and 2014:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
	(unaudited) (in thousands)
RhopressaTM
Direct non-clinical	$1,335	$2,103	$3,501	$4,528
Direct clinical	4,347	1,919	9,883	2,218
Total	$5,682	$4,022	$13,384	$6,746
RoclatanTM
Direct non-clinical	$911	$81	$1,262	$154
Direct clinical	577	911	579	1,850
Total	$1,488	$992	$1,841	$2,004
Discontinued product candidates
Direct non-clinical	$—	$33	$56	$53
Direct clinical	—	—	—	1
Total	$—	$33	$56	$54
Unallocated	3,457	1,629	6,964	3,242
Total research and development expense	$10,627	$6,676	$22,245	$12,046
For the periods presented, we did not incur significant direct non-clinical or direct clinical costs for our exploration of the longer-term impact of RhopressaTM on the diseased trabecular meshwork and neuroprotection or for possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. Costs for these activities were primarily comprised of internal personnel costs and were included in unallocated costs. Discontinued product candidates relate to previously developed AR-12286 and related compounds for which further development for the treatment of glaucoma was discontinued in 2013.
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
Other expense consists of interest expense under the 2014 Convertible Notes, amortization of debt discounts and other miscellaneous expense.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2015 and 2014
The following table summarizes the results of our operations for the three months ended June 30, 2015 and 2014:

	THREE MONTHS ENDED JUNE 30,		INCREASE	% INCREASE
	2015	2014	(DECREASE)	(DECREASE)
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(7,502)	$(5,167)	$2,335	45%
Research and development	(10,627)	(6,676)	3,951	59%
Other income (expense), net	(505)	29	(534)	N/A
Net loss before income taxes	$(18,634)	$(11,814)
General and administrative expenses
General and administrative expenses increased by $2.3 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily associated with the expansion of our employee base to support the growth of our operations. Personnel costs increased by $1.2 million, including employee stock-based compensation expense of $0.7 million and new salaried employees and related expenses of $0.5 million. As a result of the IP Assignment and other business related activities in connection with operating as a public company, travel expenses increased by $0.5 million and outside professional fees increased by $0.4 million.
Research and development expenses
During the three months ended June 30, 2015, our research and development activity was primarily associated with Phase 3 clinical trials for Rhopressa™ and preparatory activities for our Phase 3 clinical trials for Roclatan™. Research and development expenses increased by $4.0 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Costs for Rhopressa™ increased by $1.7 million as direct clinical costs increased by $2.4 million and direct non-clinical costs decreased by $0.8 million. Costs for Roclatan™ increased by $0.5 million as direct non-clinical costs increased by $0.8 million and direct clinical costs decreased by $0.3 million as a result of our preparatory activities for our Phase 3 clinical trials and completion of our Phase 2b clinical trial in 2014. Additionally, unallocated expenses, including employee salary, consulting costs and related expenses, increased by $1.8 million.
Other income (expense), net
Other income (expense), net decreased by $0.5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The decrease was mainly due to an increase in interest and amortization expense of $0.6 million.

Comparison of the Six Months Ended June 30, 2015 and 2014
The following table summarizes the results of our operations for the six months ended June 30, 2015 and 2014:

	SIX MONTHS ENDED JUNE 30,		INCREASE	% INCREASE
	2015	2014	(DECREASE)	(DECREASE)
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(15,525)	$(8,779)	$6,746	77%
Research and development	(22,245)	(12,046)	10,199	85%
Other income (expense), net	1,897	2,340	(443)	N/A
Net loss before income taxes	$(35,873)	$(18,485)
General and administrative expenses
General and administrative expenses increased by $6.7 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was primarily associated with the expansion of our employee base to support the growth of our operations. Personnel costs increased by $2.8 million, including employee stock-based compensation expense of $1.7 million and new salaried employees and related expenses of $1.1 million. As a result of the IP Assignment and other business related activities in connection with operating as a public company, outside professional fees increased by $2.5 million and travel expenses increased by $0.8 million.
Research and development expenses
During the six months ended June 30, 2015, our research and development activity was primarily associated with Phase 3 clinical trials for Rhopressa™ and preparatory activities for our Phase 3 clinical trials for Roclatan™. Research and development expenses increased by $10.2 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Costs for Rhopressa™ increased by $6.6 million as direct clinical costs increased by $7.7 million and direct non-clinical costs decreased by $1.0 million. Costs for Roclatan™ decreased by $0.2 million as direct clinical costs decreased by $1.3 million and direct non-clinical costs increased by $1.1 million as a result of our completion of a Phase 2b clinical trial in 2014 and preparatory activities for our Phase 3 clinical trials. Additionally, unallocated expenses including employee salary, consulting costs and related expenses, increased by $3.7 million.
Other income (expense), net
Other income (expense), net decreased by $0.4 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease was mainly due to an increase in interest and amortization expense of $1.2 million partially offset by an increase in income of $0.8 million related to the sale of deferred state tax benefits to unrelated third parties and an increase in investment income.
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
On November 3, 2014, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of and for the six months ended June 30, 2015, we issued and sold 1,224,548 shares of our common stock under the “at-the-market” sales agreement. We received net proceeds of approximately $35.4 million, after deducting commissions of approximately $1.0 million.
As of June 30, 2015, our principal sources of liquidity were our cash and cash equivalents and investments, which totaled approximately $162.9 million.
We currently estimate that our cash and cash equivalents and investments as of June 30, 2015 will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing Rhopressa™ and Roclatan™, and approval by the FDA and product commercialization, pending successful outcome of the trials. Our ability to continue as a going concern will depend, in large part, on our ability to successfully commercialize our product candidates and generate positive cash flow from operations, neither of which is certain.

The following table summarizes our sources and uses of cash:

	SIX MONTHS ENDED JUNE 30,
	2015	2014
	(unaudited) (in thousands)
Net cash (used in) provided by:
Operating activities	$(29,588)	$(12,921)
Investing activities	9,310	(28,926)
Financing activities	35,608	74
Net change in cash and cash equivalents	$15,330	$(41,773)
During the six months ended June 30, 2015 and 2014, our operating activities used net cash of $29.6 million and $12.9 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses, adjusted for certain non-cash items. The increase in net loss from operations for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was due to increases in general and administrative and research and development expenses as previously described, see “—Results of Operations.” For the six months ended June 30, 2015 and 2014, we received $2.9 million and $2.3 million, respectively, of cash proceeds from the sale of deferred state tax benefits to unrelated parties, which decreased net cash used in operating activities.
During the six months ended June 30, 2015, our investing activities provided net cash of $9.3 million primarily related to maturities of available-for-sale investments of $24.1 million, which was partially offset by purchases of available-for-sale investments of $14.0 million and by purchases of office furnishings, software and equipment of $1.1 million to facilitate our increased research and development and corporate activities. During the six months ended June 30, 2014, our investing activities used net cash of approximately $28.9 million primarily related to purchases of available-for-sale investments, which was partially offset by maturities of available-for-sale investments of $3.0 million.

During the six months ended June 30, 2015 and 2014, our financing activities provided net cash of $35.6 million and $0.1 million, respectively. The net cash provided by financing activities during the six months ended June 30, 2015 was primarily related to the issuance and sale of common stock under the “at-the-market” sales agreement pursuant to our shelf registration statement. We received net proceeds of approximately $35.4 million, after deducting commissions of approximately $1.0 million. The net cash provided by financing activities during the six months ended June 30, 2014 was related to proceeds of approximately $0.1 million from exercise of stock purchase rights under our employee stock purchase plan.
Operating Capital Requirements
We expect to incur increasing operating losses for at least the next several years as we continue to conduct Phase 3 clinical trials for RhopressaTM and initiate and complete for Phase 3 clinical trials for RoclatanTM. We currently expect that our existing cash and cash equivalents and investments will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing Rhopressa™ and Roclatan™, and approval by the FDA and product commercialization, pending successful outcome of the trials.
We expect to continue to incur increasing costs associated with the growth of our operations, including but not limited to, increased costs and expenses for directors fees associated with the expansion of our board, increased personnel costs, increased business development activities, increased directors and officers insurance premiums, audit and legal fees, investor relations fees, expenses for compliance with reporting requirements under the Exchange Act and rules implemented by the SEC and NASDAQ and various other costs.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at June 30, 2015:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
(in thousands)
Operating lease obligations(1)	$7,513	$1,055	$2,518	$2,746	$1,194
2014 Convertible Notes(2)	125,000	—	—	—	125,000
	132,513	1,055	2,518	2,746	126,194

(1)	Our operating lease obligations are primarily related to our principal executive offices in Irvine, California, corporate offices in New Jersey and research facility in North Carolina.

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
Jumpstart Our Business Startups Act of 2012
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) provides that an emerging growth company can take advantage of certain exemptions from various reporting and other requirements that are applicable to public companies that are not emerging growth companies. We currently take advantage of some, but not all, of the reduced regulatory and reporting requirements that are available to us for as long as we qualify as an emerging growth company. We have irrevocably elected under Section 107 of the JOBS Act not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting for as long as we qualify as an emerging growth company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of June 30, 2015, totaled $100.9 million and consisted of cash and money market funds with original maturities of three months or less from the date of purchase. Our investments totaled $62.0 million as of June 30, 2015 and consisted of certificates of deposit, commercial paper, corporate bonds and government agency securities. We had cash and cash equivalents and investments of $158.2 million as of December 31, 2014. Given the short-term nature of our cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. The 2014 Convertible Notes carry a fixed interest rate and, as such, are not subject to interest rate risk. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Item 1A. Risk Factors
You should consider carefully the risks set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015, as supplemented and updated by the risks set forth under "Risk Factors" in our Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 7, 2015.
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
During the six months ended June 30, 2015, we issued and sold 1,224,548 shares of our common stock under the “at-the-market” sales agreement. We received net proceeds of approximately $35.4 million, after deducting commissions of approximately $1.0 million.

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

AERIE PHARMACEUTICALS, INC.

Date: August 6, 2015	/s/ RICHARD J. RUBINO
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

(i) Consolidated Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 (unaudited), (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).