Form 10-Q
period 2015-09-30
AERIE PHARMACEUTICALS INC
filed 2015-11-06
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of October 28, 2015, there were 26,364,924 shares of the registrant’s common stock, par value $0.001, outstanding.

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

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the commercial launch and potential future sales of our current or any other future product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	third-party payor coverage and reimbursement for our product candidates;

•	the glaucoma patient market size and the rate and degree of market adoption of our product candidates by eye-care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of our product candidates;

•	our plans to pursue development of our product candidates for additional indications and other therapeutic opportunities;

•	the potential advantages of our product candidates;

•	our plans to explore possible uses of our existing proprietary compounds beyond glaucoma;

•	our ability to protect our proprietary technology and enforce our intellectual property rights;

•	our expectations regarding collaborations, licensing, acquisitions and strategic operations, including our ability to in-license or acquire additional opthalmic products or product candidates; and

•	our stated objective of building a major opthalmic pharmaceutical company.
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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
Assets
Current assets
Cash and cash equivalents	$106,946	$85,586
Short-term investments	48,292	54,339
Prepaid expenses and other current assets	1,348	1,122
Total current assets	156,586	141,047
Long-term investments	7,707	18,275
Furniture, fixtures and equipment, net	2,912	240
Other assets, net	8,034	1,523
Total assets	$175,239	$161,085
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$17,961	$8,336
Interest payable	551	551
Total current liabilities	18,512	8,887
Convertible notes, net of discounts	124,250	124,156
Total liabilities	142,762	133,043
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of September 30, 2015 and December 31, 2014; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 26,290,705 and 24,018,577 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	26	24
Additional paid-in capital	229,670	171,326
Accumulated other comprehensive loss	(32)	(107)
Accumulated deficit	(197,187)	(143,201)
Total stockholders’ equity	32,477	28,042
Total liabilities and stockholders’ equity	$175,239	$161,085

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Operating expenses
General and administrative	$(7,462)	$(4,944)	$(22,987)	$(13,723)
Research and development	(9,904)	(8,230)	(32,149)	(20,276)
Loss from operations	(17,366)	(13,174)	(55,136)	(33,999)
Other income (expense), net	(523)	27	1,374	2,367
Net loss before income taxes	$(17,889)	$(13,147)	$(53,762)	$(31,632)
Income tax expense	(72)	—	(224)	—
Net loss	$(17,961)	$(13,147)	$(53,986)	$(31,632)
Net loss attributable to common stockholders—basic and diluted	$(17,961)	$(13,147)	$(53,986)	$(31,632)
Net loss per share attributable to common stockholders—basic and diluted	$(0.69)	$(0.54)	$(2.12)	$(1.32)
Weighted average number of common shares outstanding—basic and diluted	26,061,993	24,325,166	25,507,409	23,980,963

Net loss	$(17,961)	$(13,147)	$(53,986)	$(31,632)
Unrealized gain (loss) on available-for-sale investments	9	4	75	(9)
Comprehensive loss	$(17,952)	$(13,143)	$(53,911)	$(31,641)

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Cash flows from operating activities
Net loss	$(53,986)	$(31,632)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	102	50
Amortization of deferred financing costs and debt discount	232	—
Amortization of discount on available-for-sale investments	439	247
Stock-based compensation	9,533	6,696
Changes in operating assets and liabilities
Prepaid, current and other assets	(238)	(20)
Accounts payable and other current liabilities	2,407	2,267
Net cash used in operating activities	(41,511)	(22,392)
Cash flows from investing activities
Purchase of available-for-sale investments	(26,560)	(34,593)
Maturity of available-for-sale investments	40,813	10,660
Sale of available-for-sale investments	1,999	1,500
Purchase of furniture, fixtures and equipment	(1,855)	(146)
Net cash provided by (used in) investing activities	14,397	(22,579)
Cash flows from financing activities
Proceeds from sale of common stock	47,100	—
Proceeds from exercise of stock options	1,269	9
Proceeds from exercise of warrants	9	—
Proceeds from exercise of stock purchase rights	96	119
Proceeds from issuance of convertible notes, net of discounts	—	124,375
Payments of debt issuance costs	—	(297)
Net cash provided by financing activities	48,474	124,206
Net change in cash and cash equivalents	21,360	79,235
Beginning of period	85,586	69,649
End of period	$106,946	$148,884
Supplemental disclosures
Interest paid	$1,635	$—
Income taxes paid	600	—
Noncash financing activities
Deferred costs from issuance of convertible notes	—	250
Deferred financing costs	—	1,000
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Notes to the Consolidated Financial Statements
(Unaudited)
1. The Company
Aerie Pharmaceuticals, Inc. (“Aerie”), with its wholly-owned subsidiaries Aerie Pharmaceuticals Limited and Aerie Pharmaceuticals Ireland Limited (“Aerie Limited” and “Aerie Ireland Limited”, respectively, together with Aerie, the “Company”), is a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of small molecule products to treat patients with glaucoma and other diseases of the eye. The Company has its principal executive offices in Irvine, California and operates as one business segment.
The Company has not yet commenced commercial operations and therefore has not generated product revenue. The Company’s activities since inception have primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company does not expect to generate revenue until and unless it receives regulatory approval of and successfully commercializes its product candidates. The Company has incurred losses and experienced negative operating cash flows since inception.
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
On November 3, 2014, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by the Company under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by the Company under the shelf registration statement. As of and for the nine months ended September 30, 2015, the Company issued and sold 1,610,466 shares of its common stock under the “at-the-market” sales agreement. The Company received net proceeds of approximately $47.1 million through September 30, 2015, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses.
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

2. Significant Accounting Policies
Basis of Presentation
The Company’s interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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
Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive gain (loss) on the Company’s consolidated balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Other income (expense), net (Note 3). There were no realized gains or losses recognized for the three and nine months ended September 30, 2015 or 2014.
The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of September 30, 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
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

Fair Value Measurements
The Company records certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The carrying amounts of long-term investments represent their estimated fair values. The estimated fair value of Aerie’s 2014 Convertible Notes was $114.7 million and $163.8 million as of September 30, 2015 and December 31, 2014, respectively. The decrease in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the change in the closing price of Aerie’s common stock on September 30, 2015 as compared to December 31, 2014. As of September 30, 2015 and December 31, 2014, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the consolidated balance sheets.
Software Capitalization
The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software including external direct costs of materials and services involved with the software development. Capitalized software costs are included in Furniture, fixtures, and equipment and are amortized over a period of 3 years beginning when the software project is substantially complete and the asset is ready for its intended use. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.
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

The Company’s potential common stock equivalents that have been excluded from the computation of Diluted EPS for all periods presented consist of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
2014 Convertible Notes(1)	5,040,323	5,040,323	5,040,323	5,040,323
Outstanding stock options	4,364,943	3,792,152	4,364,943	3,792,152
Stock purchase warrants	159,506	309,506	159,506	309,506
Unvested restricted common stock awards	132,622	138,815	132,622	138,815

(1)
Conversion is limited to a 9.985% ownership cap in shares of common stock by the holder. In addition to the common stock equivalents presented above, the 2014 Convertible Notes provide for an increase in the conversion rate if conversion is elected in connection with a significant corporate transaction. Refer to Note 8 for further information regarding the 2014 Convertible Notes.

3. Other Income (Expense), Net
Other income (expense), net consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2015	2014	2015	2014
Interest and amortization expense	$(629)	$—	$(1,868)	$—
Sale of New Jersey state tax benefit	—	—	2,898	2,288
Investment and other income, net	106	27	344	79
	$(523)	$27	$1,374	$2,367

4. Investments
Cash, cash equivalents and investments as of September 30, 2015 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$106,946	$—	$—	$106,946
Total cash and cash equivalents	$106,946	$—	$—	$106,946
Investments:
Certificates of deposit (due within 1 year)	$20,241	$9	$—	$20,250
Certificates of deposit (due within 2 years)	3,840	1	(1)	3,840
Commercial paper (due within 1 year)	4,477	—	(2)	4,475
Corporate bonds (due within 1 year)	20,582	—	(24)	20,558
Corporate bonds (due within 2 years)	3,882	—	(15)	3,867
Government agencies (due within 1 year)	3,009	—	—	3,009
Total investments	$56,031	$10	$(42)	$55,999
Total cash, cash equivalents, and investments	$162,977	$10	$(42)	$162,945

Cash, cash equivalents and investments as of December 31, 2014 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$84,613	$—	$—	$84,613
Certificates of deposit	472	—	—	472
Corporate bonds	501	—	—	501
Total cash and cash equivalents	$85,586	$—	$—	$85,586
Investments:
Certificates of deposit (due within 1 year)	$25,823	$—	$(9)	$25,814
Certificates of deposit (due within 2 years)	4,429	1	(3)	4,427
Commercial paper (due within 1 year)	5,988	1	(3)	5,986
Corporate bonds (due within 1 year)	16,487	—	(24)	16,463
Corporate bonds (due within 2 years)	13,912	—	(64)	13,848
Government agencies (due within 1 year)	6,082	—	(6)	6,076
Total investments	$72,721	$2	$(109)	$72,614
Total cash, cash equivalents, and investments	$158,307	$2	$(109)	$158,200
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

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$106,946	$—	$—	$106,946
Total cash and cash equivalents	$106,946	$—	$—	$106,946
Investments:
Certificates of deposit	$—	$24,090	$—	$24,090
Commercial paper	—	4,475	—	4,475
Corporate bonds	—	24,425	—	24,425
Government agencies	—	3,009	—	3,009
Total investments	$—	$55,999	$—	$55,999
Total cash, cash equivalents, and investments	$106,946	$55,999	$—	$162,945

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$84,613	$—	$—	$84,613
Certificates of deposit	—	472	—	472
Corporate bonds	—	501	—	501
Total cash and cash equivalents	$84,613	$973	$—	$85,586
Investments:
Certificates of deposit	$—	$30,241	$—	$30,241
Commercial paper	—	5,986	—	5,986
Corporate bonds	—	30,311	—	30,311
Government agencies	—	6,076	—	6,076
Total investments	$—	$72,614	$—	$72,614
Total cash, cash equivalents, and investments	$84,613	$73,587	$—	$158,200

As of September 30, 2015 and December 31, 2014, the estimated fair value of Aerie’s 2014 Convertible Notes was $114.7 million and $163.8 million, respectively. The estimated fair value of the 2014 Convertible Notes was determined using a scenario analysis and Monte Carlo simulation model to capture the various features of the 2014 Convertible Notes. The scenario analysis and Monte Carlo simulation require the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the probability of conversion, stock price volatility, the risk free interest rate and credit spread. The decrease in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the change in the closing price of Aerie’s common stock on September 30, 2015 as compared to December 31, 2014. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

6. Other Assets, Net
Other assets, net consists of the following:

(in thousands)	SEPTEMBER 30, 2015	DECEMBER 31, 2014
Deferred financing costs	$1,266	$1,479
Prepaid taxes(1)	6,488	—
Other	280	44
	$8,034	$1,523

(1)
Under ASC 810, Consolidation, the income tax expense resulting from the IP Assignment of $6.5 million for the nine months ended September 30, 2015 was recorded as a prepaid asset. The prepaid asset is expected to be substantially offset by current year losses and amortized ratably over the estimated remaining patent life of the intellectual property subject to the IP Assignment, through approximately 2030. Refer to Note 9 for a description of the tax impact of the IP Assignment.

7. Accounts Payable & Other Current Liabilities
Accounts payable and other current liabilities consist of the following:

(in thousands)	SEPTEMBER 30, 2015	DECEMBER 31, 2014
Accounts payable	$2,022	$2,068
Accrued expenses and other liabilities:
Employee benefits and compensation related accruals(1)	2,494	2,257
General and administrative related accruals	1,646	731
Research and development related accruals	6,100	3,280
Accrued income taxes(2)	5,699	—
	$17,961	$8,336

(1)	Comprised of accrued bonus, accrued vacation, and liabilities under the Company’s employee stock purchase plan.

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
The initial conversion price is $24.80 per share of common stock (equivalent to an initial conversion rate of 40.32 shares of common stock per $1,000 principal amount of 2014 Convertible Notes), representing a 30% premium over the closing price of the common stock on September 8, 2014. The conversion rate and the corresponding conversion price are subject to adjustment for stock dividends (other than a dividend for which Deerfield would be entitled to participate on an as-converted basis), stock splits, reverse stock splits and reclassifications. In addition, in connection with certain significant corporate transactions, Deerfield, at its option, may (i) require Aerie to prepay all or a portion of the principal amount of the 2014 Convertible Notes, plus accrued and unpaid interest, or (ii) convert all or a portion of the principal amount of the 2014 Convertible Notes into, depending upon the type of transaction, shares of common stock or the right to receive upon consummation of the transaction the consideration Deerfield would have received had Deerfield converted the 2014 Convertible Notes immediately prior to the consummation of the transaction. The 2014 Convertible Notes provide for an increase in the conversion rate if Deerfield elects to convert their 2014 Convertible Notes in connection with a significant corporate transaction. The current maximum increase to the initial conversion rate, in connection with a significant corporate transaction, is 12.07 shares of common stock per $1,000 principal amount of 2014 Conversion Notes, which decreases over time and is determined by reference to the price of the common stock prior to the consummation of the significant corporate transaction or the value of the significant corporate transaction.
The agreement governing the 2014 Convertible Notes contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on Aerie’s assets. As of September 30, 2015, Aerie was in compliance with the covenants. The agreement governing the 2014 Convertible Notes also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in Aerie’s representations and warranties to Deerfield; failure to comply with any of the covenants; Aerie’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against Aerie; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on Aerie’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the 2014 Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding 2014 Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.
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
As of September 30, 2015, the Company recognized unamortized debt discounts of $750,000. Debt discounts are amortized using the effective interest method through the earlier of maturity or the conversion of the 2014 Convertible Notes.

The table below summarizes the carrying value of the 2014 Convertible Notes as of September 30, 2015:

(in thousands)	SEPTEMBER 30, 2015
Gross proceeds	$125,000
Initial value of issuance costs recorded as debt discount	(875)
Amortization of debt discount	125
Carrying value	$124,250
For the three and nine months ended September 30, 2015, interest expense related to the 2014 Convertible Notes was $551,000 and $1.6 million, respectively.
9. Income Taxes
The IP Assignment resulted in the recognition of a taxable gain for U.S. federal and state income tax purposes. As of September 30, 2015, the estimated income tax liability was $5.7 million after utilization of net operating loss carry-forwards, current year losses generated through September 30, 2015 and quarterly estimated payments made through September 30, 2015. Under ASC 810, Consolidation, the income tax expense of $6.5 million for the nine months ended September 30, 2015 was recorded as a prepaid asset. The income tax liability and prepaid asset are expected to be substantially reduced by current year losses projected after September 30, 2015. In accordance with ASC 810, Consolidation, the remaining estimated prepaid asset will be amortized into income tax expense over the estimated remaining patent life of the intellectual property subject to the IP Assignment, through approximately 2030.
As a result of the IP Assignment, the Company reversed approximately $40.9 million of its valuation allowance on certain deferred tax assets, primarily federal and state net operating losses, as of September 30, 2015. Due to the Company’s history of operating losses and lack of available evidence supporting future taxable income, the Company believes that a valuation allowance on its remaining deferred tax assets as of September 30, 2015 remains appropriate.
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
10. Stock Purchase Warrants
As of September 30, 2015, the following equity classified warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE	TYPE OF EQUITY SECURITY
2,006	$5.00	March 2016	Common Stock
75,000	$5.00	February 2019	Common Stock
75,000	$5.00	November 2019	Common Stock
7,500	$5.00	August 2020	Common Stock
223,483	$0.05	December 2019	Common Stock
The warrants outstanding as of September 30, 2015 are all currently exercisable with weighted-average remaining lives of 4.01 years.

11. Stock-based Compensation
Stock-based compensation expense for options granted and restricted stock awards (“RSAs”) is reflected in the consolidated statement of operations as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2015	2014	2015	2014
Research and development	$597	$220	$1,691	$1,072
General and administrative	2,719	2,172	7,842	5,624
Total	$3,316	$2,392	$9,533	$6,696

The estimated fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model. Options granted to non-employees are revalued at each financial reporting period until the required service is performed. Compensation expense related to RSAs is based on the market value of the Company’s common stock on the date of grant and is expensed on a straight-line basis (net of estimated forfeitures) over the vesting period.

As of September 30, 2015, the Company had $26.9 million of unrecognized compensation expense related to options granted under its equity plans. This cost is expected to be recognized over a weighted average period of 2.6 years as of September 30, 2015. The weighted average remaining contractual life on all outstanding options as of September 30, 2015 was 8.1 years.

As of September 30, 2015, the Company had $2.0 million of unrecognized compensation expense, related to unvested RSAs. This cost is expected to be recognized over a weighted average period of 3.1 years as of September 30, 2015. The weighted average remaining contractual term for RSAs as of September 30, 2015 was 3.1 years.

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
On October 30, 2013, the effective date of the 2013 Equity Plan, the 2005 Plan was frozen and no additional awards have been or will be made under the 2005 Plan. Any remaining shares available for future grant under the 2005 Plan were allocated to the 2013 Equity Plan.
At the 2015 Annual Meeting of Stockholders held on April 10, 2015, the Company’s stockholders approved the adoption of the Amended and Restated Equity Plan and no additional awards have been or will be made under the 2013 Equity Plan. Any remaining shares available under the 2013 Equity Plan were allocated to the Amended and Restated Equity Plan.
The Amended and Restated Equity Plan provides for the granting of up to 5,729,068 equity awards in respect of common stock of the Company, including equity awards that were available for issuance under the 2013 Equity Plan. The Company granted stock options to employees to purchase 1,081,000 and 1,211,700 shares of common stock during the nine months ended September 30, 2015 and 2014, respectively. The Company granted 99,027 RSAs to employees during the nine months ended September 30, 2015. No RSAs were granted by the Company during the nine months ended September 30, 2014.

The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
			(000’s)
Options outstanding at December 31, 2014	3,826,459	$8.39	$79,792
Granted	1,081,000	25.50	—
Exercised	(287,193)	4.49	—
Canceled	(255,323)	17.11	—
Options outstanding at September 30, 2015	4,364,943	$12.33	$23,614
Options exercisable at September 30, 2015	2,006,263	$7.27	$21,006
The following table summarizes the RSA activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE

RSAs outstanding at December 31, 2014	103,064	$2.47
Granted	99,027	28.00
Vested	(58,165)	3.10
Canceled	(11,304)	28.54
RSAs outstanding at September 30, 2015	132,622	$19.03
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
 A putative securities class action lawsuit captioned Kelley et al. v. Aerie Pharmaceuticals, Inc., et al., Case No. 3:15-cv-03007, was filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey on April 29, 2015. An amended complaint was filed on September 28, 2015 on behalf of a purported class of persons and entities who purchased or otherwise acquired the Company’s publicly traded securities between June 25, 2014 and April 23, 2015. The amended complaint asserts claims under the Exchange Act and alleges that the defendants made materially false and misleading statements or omitted allegedly material information during that period related to, among other things, the prospects of the Company’s initial Phase 3 registration trial of RhopressaTM, named “Rocket 1,” and RhopressaTM.
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
13. Related Party Transactions
On August 4, 2015, the Company and GrayBug, Inc. (“GrayBug”) entered into a research collaboration and license agreement to explore the potential of GrayBug’s proprietary drug delivery technology to administer small molecule ophthalmic products to the back and front of the eye. The Board of Directors of the Company and that of GrayBug have a common Board member. This Board member did not participate in any deliberations associated with this transaction.
14. Subsequent Events
On November 6, 2015, the Company entered into separate at-the-market sales agreements with RBC Capital Markets, LLC and Cantor Fitzgerald & Co. In accordance with the terms of the sales agreements, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through RBC Capital Markets, LLC and Cantor Fitzgerald & Co., each acting as an agent. The common stock that may be offered, issued and sold by the Company under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by the Company under the shelf registration statement on Form S-3 (File No. 333-199821), which was declared effective by the SEC on November 10, 2014.

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
Overview
We are a clinical-stage pharmaceutical company focused on the discovery, development, and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our lead product candidate, once-daily, triple-action RhopressaTM, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in May 2013. Phase 3 registration trials commenced in July 2014 and we completed our initial Phase 3 registration trial, named “Rocket 1,” which was designed to measure efficacy over three months, in April 2015. The Rocket 1 trial did not meet its primary efficacy endpoint of demonstrating non-inferiority of intra-ocular pressure, or IOP, lowering for once-daily RhopressaTM compared to twice-daily timolol, but did achieve its pre-specified secondary endpoint. We evaluated the data and results from Rocket 1 and obtained agreement from the U.S. Food and Drug Administration (“FDA”) to change the IOP range used for the primary endpoint of our second Phase 3 registration trial, named “Rocket 2,” which is designed to measure efficacy over three months and assess safety over 12 months. The modified clinical endpoint range for Rocket 2 was set to a level where Rocket 1 would have been successful. In September 2015, the Rocket 2 trial achieved its primary efficacy endpoint of demonstrating non-inferiority of RhopressaTM compared to timolol. Safety data for the 12-month period of the Rocket 2 trial are expected in early 2016. In addition to our Rocket 1 and Rocket 2 clinical trials, we are currently conducting a one year, safety-only study in Canada, named “Rocket 3,” and an additional Phase 3 registration trial for RhopressaTM, “Rocket 4,” which commenced in September 2015. Rocket 4 was initiated by Aerie in part to gain adequate safety data for regulatory filings in Europe. Based upon recent discussions with the FDA, we expect to file a new drug application (“NDA”) for RhopressaTM in the third quarter of 2016 utilizing Rocket 2 as the pivotal clinical trial and Rocket 1 as supportive in nature. We do not anticipate that completion of Rocket 4 will be necessary prior to submitting the NDA.
Our second product candidate, once-daily, quadruple-action RoclatanTM, which is a fixed-dose combination of RhopressaTM and latanoprost, the most commonly prescribed drug for the treatment of patients with glaucoma, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in June 2014. The first Phase 3 registration trial, named “Mercury 1,” commenced in September 2015. We expect to commence an additional Phase 3 trial in the U.S. for RoclatanTM in the second quarter of 2016.
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
Our stated objective is to build a major ophthalmic pharmaceutical company. In addition to our primary product candidates, RhopressaTM and RoclatanTM, we are also exploring the impact of RhopressaTM on the diseased trabecular meshwork as well as neuroprotection, and evaluating possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. In February 2015, we issued a research update on preclinical results demonstrating the potential for RhopressaTM to have disease-modifying activity in glaucoma by stopping fibrosis in the trabecular meshwork, and also increasing perfusion in the trabecular outflow pathway thus increasing the delivery of nutrients to the diseased tissue. Additionally, an early-stage molecule, AR-13154, has shown preclinically the potential to decrease lesion size in wet age-related macular degeneration at numerically higher levels than a current market-leading product. Our strategy includes developing our business outside of North America, including potentially obtaining clinical approval on our own for our lead compounds in Europe and possibly Japan. Regarding commercialization strategy, if our products are successful, we may potentially commercialize ourselves or with a partner in Europe, and likely with a partner in Japan.

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
We may license, acquire or develop additional product candidates to broaden our presence in ophthalmology. In August 2015 and September 2015, we entered into collaboration and license arrangements with GrayBug, Inc. and Ramot at Tel Aviv University Ltd., respectively, neither of which represents a material financial committment from Aerie. We continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners.
We have incurred net losses since our inception in June 2005. Our operations to date have been limited to research and development and raising capital. As of September 30, 2015, we had an accumulated deficit of $197.2 million. We recorded net losses of $18.0 million and $54.0 million for the three and nine months ended September 30, 2015, respectively, and net losses of $13.1 million and $31.6 million for the three and nine months ended September 30, 2014, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval and preparing for potential commercialization of our product candidates.
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
On November 3, 2014, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of and for the nine months ended September 30, 2015, we issued and sold 1,610,466 shares of our common stock under the “at-the-market” sales agreement. We received net proceeds of approximately $47.1 million through September 30, 2015, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses.
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

The following table shows our research and development expenses by product candidate and type of activity for the three and nine months ended September 30, 2015 and 2014:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
	(unaudited) (in thousands)
RhopressaTM
Direct non-clinical	$1,505	$2,298	$5,006	$6,826
Direct clinical	2,958	3,762	12,841	5,980
Total	$4,463	$6,060	$17,847	$12,806
RoclatanTM
Direct non-clinical	$468	$301	$1,730	$455
Direct clinical	1,512	18	2,091	1,868
Total	$1,980	$319	$3,821	$2,323
Discontinued product candidates
Direct non-clinical	$—	$22	$56	$75
Direct clinical	—	—	—	1
Total	$—	$22	$56	$76
Unallocated	3,461	1,829	10,425	5,071
Total research and development expense	$9,904	$8,230	$32,149	$20,276
For the periods presented, we did not incur significant direct non-clinical or direct clinical costs for our exploration of the impact of RhopressaTM on the diseased trabecular meshwork and neuroprotection or for possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. Costs for these activities were primarily comprised of internal personnel costs and were included in unallocated costs. Discontinued product candidates relate to previously developed AR-12286 and related compounds for which further development for the treatment of glaucoma was discontinued in 2013.
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
As a result of the uncertainties discussed above, we are unable to determine with certainty the duration and completion costs of our development programs or precisely when and to what extent we will receive revenue from the commercialization and sale of our products. We may never succeed in achieving regulatory approval for one or more of our product candidates. The duration, costs and timing of clinical trials and development of any product candidate will depend on a variety of factors, including the uncertainties of future preclinical studies and clinical trials, uncertainties in the clinical trial enrollment rate and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including efficacy and tolerability profiles, manufacturing capability, competition, and commercial viability.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2015 and 2014
The following table summarizes the results of our operations for the three months ended September 30, 2015 and 2014:

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE	% INCREASE
	2015	2014	(DECREASE)	(DECREASE)
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(7,462)	$(4,944)	$2,518	51%
Research and development	(9,904)	(8,230)	1,674	20%
Other income (expense), net	(523)	27	(550)	N/A
Net loss before income taxes	$(17,889)	$(13,147)
General and administrative expenses
General and administrative expenses increased by $2.5 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily associated with the expansion of our employee base to support the growth of our operations. Personnel costs increased by $1.2 million, including new salaried employees and related expenses of $0.7 million and employee stock-based compensation expense of $0.5 million. As a result of increased legal, tax and system integration activities, outside professional fees increased by $0.6 million. Additionally, other fees associated with operating as a public company increased by $0.7 million.
Research and development expenses
During the three months ended September 30, 2015, our research and development activity was primarily associated with Phase 3 clinical trials for Rhopressa™ and Roclatan™. Research and development expenses increased by $1.7 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Costs for Roclatan™ increased by $1.7 million as direct clinical costs increased by $1.5 million and direct non-clinical costs increased by $0.2 million as a result of commencing Mercury 1 and preparatory activities for our other Phase 3 registration trials for Roclatan™. Costs for Rhopressa™ decreased by $1.6 million as direct clinical costs decreased by $0.8 million and direct non-clinical costs decreased by $0.8 million due to the timing of our clinical trials. Both Rocket 1 and Rocket 2 commenced in July 2014. Rocket 1 completed in April 2015 and we received three-month efficacy results for Rocket 2 in September 2015. Additionally, we began to incur expenses for Rocket 4 in mid-2015. Unallocated expenses, including employee salary, consulting costs and related expenses, increased by $1.6 million.
Other income (expense), net
Other income (expense), net decreased by $0.6 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease was mainly due to an increase in interest and amortization expense of $0.6 million.

Comparison of the Nine Months Ended September 30, 2015 and 2014
The following table summarizes the results of our operations for the nine months ended September 30, 2015 and 2014:

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE	% INCREASE
	2015	2014	(DECREASE)	(DECREASE)
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(22,987)	$(13,723)	$9,264	68%
Research and development	(32,149)	(20,276)	11,873	59%
Other income (expense), net	1,374	2,367	(993)	N/A
Net loss before income taxes	$(53,762)	$(31,632)
General and administrative expenses
General and administrative expenses increased by $9.3 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily associated with the expansion of our employee base to support the growth of our operations. Personnel costs increased by $4.1 million, including employee stock-based compensation expense of $2.2 million and new salaried employees and related expenses of $1.9 million. As a result of the IP Assignment and increased legal, accounting and tax activities, outside professional fees increased by $3.1 million. Other fees associated with operating as a public company increased by $2.1 million.
Research and development expenses
During the nine months ended September 30, 2015, our research and development activity was primarily associated with Phase 3 clinical trials for Rhopressa™ and preparatory activities for, as well as commencing, our Phase 3 registration trials for Roclatan™. Research and development expenses increased by $11.9 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Costs for Rhopressa™ increased by $5.0 million as direct clinical costs increased by $6.9 million and direct non-clinical costs decreased by $1.9 million due to the timing of our clinical trials. Both Rocket 1 and Rocket 2 commenced in July 2014. Rocket 1 completed in April 2015 and we received three-month efficacy results for Rocket 2 in September 2015. Additionally, we began to incur expenses related to Rocket 4 in mid-2015. Costs for Roclatan™ increased by $1.5 million as direct non-clinical costs increased by $1.3 million and direct clinical costs increased by $0.2 million as a result of preparatory activities for, as well as commencing, Mercury 1. Unallocated expenses including employee salary, consulting costs and related expenses, increased by $5.4 million.
Other income (expense), net
Other income (expense), net decreased by $1.0 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease was mainly due to an increase in interest and amortization expense of $1.9 million partially offset by an increase in income of $0.9 million related to the sale of deferred state tax benefits to unrelated third parties and an increase in investment income.
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
On November 3, 2014, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under the “at-the-market” sales agreement is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of and for the nine months ended September 30, 2015, we issued and sold 1,610,466 shares of our common stock under the “at-the-market” sales agreement. We received net proceeds of approximately $47.1 million through September 30, 2015, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses.
As of September 30, 2015, our principal sources of liquidity were our cash and cash equivalents and investments, which totaled approximately $162.9 million.
We currently estimate that our cash and cash equivalents and investments as of September 30, 2015 will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing Rhopressa™ and Roclatan™, and approval by the FDA and product commercialization, pending successful outcome of the trials. Our ability to continue as a going concern will depend, in large part, on our ability to successfully commercialize our product candidates and generate positive cash flow from operations, neither of which is certain.

The following table summarizes our sources and uses of cash:

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(unaudited) (in thousands)
Net cash (used in) provided by:
Operating activities	$(41,511)	$(22,392)
Investing activities	14,397	(22,579)
Financing activities	48,474	124,206
Net change in cash and cash equivalents	$21,360	$79,235
During the nine months ended September 30, 2015 and 2014, our operating activities used net cash of $41.5 million and $22.4 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses, adjusted for certain non-cash items. The increase in net loss from operations for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was due to increases in general and administrative and research and development expenses as previously described, see “—Results of Operations.” For the nine months ended September 30, 2015 and 2014, we received $2.9 million and $2.3 million, respectively, of cash proceeds from the sale of deferred state tax benefits to unrelated parties, which decreased net cash used in operating activities.
During the nine months ended September 30, 2015, our investing activities provided net cash of $14.4 million primarily related to maturities and sales of available-for-sale investments of $42.8 million, which were partially offset by purchases of available-for-sale investments of $26.6 million and by purchases of office furnishings, software and equipment of $1.9 million to facilitate our increased research and development and corporate activities. During the nine months ended September 30, 2014, our investing activities used net cash of approximately $22.6 million primarily related to purchases of available-for-sale investments of 34.6 million, which was partially offset by maturities and sales of available-for-sale investments of $12.2 million.

During the nine months ended September 30, 2015 and 2014, our financing activities provided net cash of $48.5 million and $124.2 million, respectively. The net cash provided by financing activities during the nine months ended September 30, 2015 was primarily related to the issuance and sale of common stock under the “at-the-market” sales agreement pursuant to our shelf registration statement. We received net proceeds of approximately $47.1 million, after deducting commissions of approximately $1.3 million. The net cash provided by financing activities during the nine months ended September 30, 2014 was primarily related to net proceeds of $124.4 from the issuance of the 2014 Convertible Notes, partially offset by payments of debt issuance costs of $0.3 million.
Operating Capital Requirements
We expect to incur increasing operating losses for at least the next several years as we continue to conduct Phase 3 clinical trials for RhopressaTM and initiate, conduct and complete Phase 3 clinical trials for RoclatanTM. We currently expect that our existing cash and cash equivalents and investments will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing Rhopressa™ and Roclatan™, and approval by the FDA and product commercialization, pending successful outcome of the trials.
We expect to continue to incur increasing costs associated with the growth of our operations, including but not limited to, increased costs and expenses for personnel associated with the expansion of our employee base, increased business development activities, increased audit and legal fees, investor relations fees, expenses for compliance programs and various other costs.
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

•	costs of operating as a public company, including legal, compliance, accounting and investor relations expenses;

•	terms and timing of any current or future collaborations, licensing, consulting or other arrangements; and

•	filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at September 30, 2015:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
(in thousands)
Operating lease and other obligations(1)	$7,980	$1,506	$2,852	$2,751	$871
2014 Convertible Notes(2)	125,000	—	—	—	125,000
	132,980	1,506	2,852	2,751	125,871

(1)	Our operating lease obligations are primarily related to our principal executive offices in Irvine, California, corporate offices in New Jersey and research facility in North Carolina.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of September 30, 2015, totaled $106.9 million and consisted of cash and money market funds with original maturities of three months or less from the date of purchase. Our investments totaled $56.0 million as of September 30, 2015 and consisted of certificates of deposit, commercial paper, corporate bonds and government agency securities. We had cash and cash equivalents and investments of $158.2 million as of December 31, 2014. Given the short-term nature of our cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. The 2014 Convertible Notes carry a fixed interest rate and, as such, are not subject to interest rate risk. We do not have any material foreign currency or any other derivative financial instruments.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
A putative securities class action lawsuit captioned Kelley et al. v. Aerie Pharmaceuticals, Inc., et al., Case No. 3:15-cv-03007, was filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey on April 29, 2015. An amended complaint was filed on September 28, 2015 on behalf of a purported class of persons and entities who purchased or otherwise acquired our publicly traded securities between June 25, 2014 and April 23, 2015. The amended complaint asserts claims under the Exchange Act and alleges that the defendants made materially false and misleading statements or omitted allegedly material information during that period related to, among other things, the prospects of Rocket 1 and RhopressaTM.
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
During the nine months ended September 30, 2015, we issued and sold 1,610,466 shares of our common stock under the “at-the-market” sales agreement. We received net proceeds of approximately $47.1 million through September 30, 2015, after deducting commissions and other fees and expenses of $1.3 million.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item  5. Other Information

Departure of Director

On November 3, 2015, Anand Mehra, MD notified the Board of Directors (the “Board”) of the Company of his intention to resign as a director of the Company, effective as of November 3, 2015. Dr. Mehra’s resignation was not the result of any dispute or disagreement with the Company or the Board on any matter relating to the operations, policies or practices of the Company. The Company expresses its appreciation for Dr. Mehra’s service as a member of the Board.

At-the-Market Sales Agreements

On November 6, 2015, we entered into separate at-the-market sales agreements with RBC Capital Markets, LLC and Cantor Fitzgerald & Co. In accordance with the terms of the sales agreements, we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through RBC Capital Markets, LLC and Cantor Fitzgerald & Co., each acting as an agent. The common stock will be issued pursuant to our registration statement on Form S-3 (File No. 333-199821).

Pursuant to the at-the-market sales agreements, shares of common stock may be offered and sold through RBC Capital Markets, LLC and Cantor Fitzgerald & Co. in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on or through the NASDAQ Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. RBC Capital Markets, LLC and Cantor Fitzgerald & Co. will act as sales agents on a best efforts basis and use commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us, consistent with its normal trading and sales practices, on mutually agreed terms between RBC Capital Markets, LLC and us and Cantor Fitzgerald & Co. and us. Except as otherwise described in the at-the-market sales agreements, RBC Capital Markets, LLC and Cantor Fitzgerald & Co. will be entitled to compensation at a commission rate of up to 3.0% of the gross sales price per share sold. We have no obligation to sell any shares under the at-the-market sales agreements, and may at any time suspend offers under the at-the-market sales agreements or terminate the at-the-market sales agreements.

The summary of the at-the-market sales agreements in this report does not purport to be complete and are qualified by reference to such agreements, which are filed as Exhibit 1.1 and Exhibit 1.2 to this report.

A copy of the opinion of Fried, Frank, Harris, Shriver & Jacobson LLP relating to the validity of the issuance and sale of shares of our common stock pursuant to the Sales Agreements (the “Opinion”) is also filed herewith as Exhibit 5.1. The Sales Agreements and the Opinion filed with this Quarterly Report on Form 10-Q are incorporated by reference into our above-referenced registration statement on Form S-3.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: November 6, 2015	/s/ RICHARD J. RUBINO
Richard J. Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

1.1*	Sales Agreement, dated November 6, 2015, by and between Aerie Pharmaceuticals, Inc. and RBC Capital Markets LLC.

1.2*	Sales Agreement, dated November 6, 2015, by and between Aerie Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.

5.1*	Opinion of Fried, Frank, Harris, Shriver & Jacobson LLP.

23.1*	Consent of Fried, Frank, Harris, Shriver & Jacobson LLP (included in Exhibit 5.1).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).