Form 10-K
period 2015-12-31
AERIE PHARMACEUTICALS INC
filed 2016-03-02
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2015, based upon the closing price of $17.65 of the registrant’s common stock as reported on the NASDAQ Global Market, was $298,090,000. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded because such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.
As of February 25, 2016, the registrant had 26,511,882 shares of common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2015.

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

•
our expectations related to the use of proceeds from our initial public offering (“IPO”) in October 2013, the issuance and sale of the 2014 Convertible Notes (as defined herein) in September 2014 and the issuance and sale of common stock under our shelf registration statement on Form S-3 and “at-the-market” sales agreements;

•	our estimates regarding anticipated capital requirements and our needs for additional financing;

•	the commercial launch and potential future sales of our current or any other future product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	third-party payor reimbursement for our product candidates;

•	the glaucoma patient market size and the estimated rate and degree of market adoption of our product candidates by eye-care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of our product candidates;

•	our plans to pursue development of our product candidates for additional indications and other therapeutic opportunities;

•	the potential advantages of our product candidates;

•	our plans to explore possible uses of our existing proprietary compounds beyond glaucoma;

•	our ability to protect our proprietary technology and enforce our intellectual property rights;

•	our expectations regarding collaborations, licensing, acquisitions and strategic operations, including our ability to in-license or acquire additional ophthalmic products or product candidates; and

•	our stated objective of building a major ophthalmic pharmaceutical company.
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

iii

PART I
ITEM 1. BUSINESS
Overview
We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our strategy is to advance our product candidates, including Rhopressa™ (netarsudil ophthalmic solution) 0.02%, and Roclatan™ (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005%, to regulatory approval and commercialize these products ourselves in North American markets. We plan to build a commercial team of approximately 100 sales representatives to target approximately 10,000 high prescribing eye-care professionals throughout North America. We are also directing our own clinical trials to gain regulatory approval in Europe, and are preparing to either use a contract research organization, or otherwise partner, to conduct the necessary trials to gain approval in Japan. For commercialization outside of North America, we may potentially commercialize ourselves in Europe and expect to explore partnership opportunities through collaboration and licensing arrangements in Europe and Japan. We expect to finalize our European commercialization strategy by the end of 2016. We are enhancing our longer-term commercial potential by identifying and advancing additional product candidates, including through our internal discovery efforts, research collaborations, potential in-licensing or acquisitions of additional ophthalmic products or technologies or product candidates that would complement our current product portfolio.
We completed our IPO in October 2013 which raised net proceeds of approximately $68.3 million. Since our IPO we have raised additional net proceeds of approximately $122.9 million through the sale and issuance of the 2014 Convertible Notes in September 2014, and approximately $50.5 million through at-the-market sales during 2015. Our senior leadership team has extensive experience in the ophthalmology market and has overseen the development and commercialization of several successful ophthalmic products at major pharmaceutical companies. If our products are approved and we are commercially successful, we believe Aerie could become a major ophthalmic pharmaceutical company.
Our two advanced stage product candidates are designed to lower intraocular pressure, or IOP, in patients with open-angle glaucoma and ocular hypertension. Both product candidates are taken once-daily and have shown in preclinical and clinical trials to be effective in lowering IOP, with novel mechanisms of action, or MOAs, and a positive safety profile. Glaucoma is one of the largest segments in the global ophthalmic market. In 2014, branded and generic glaucoma product sales exceeded $4.7 billion in the United States, Europe and Japan in aggregate, according to IMS. Prescription volume for glaucoma products in the United States alone exceeded 33 million in 2014 and is expected to grow, driven in large part by the aging population.
Our lead product candidate is once-daily Rhopressa™. We successfully completed our second Phase 3 registration trial for Rhopressa™, named “Rocket 2,” in September 2015, which will be the pivotal trial for a New Drug Application, or NDA, filing with the U.S. Food and Drug Administration, or FDA, that we expect to submit in the third quarter of 2016. The primary clinical efficacy endpoint was to demonstrate non-inferiority of IOP lowering of Rhopressa™ compared to timolol in a 90-day efficacy period. The final primary baseline IOP ranges for Rocket 2 were above 20 mmHg (millimeters of mercury) to below 25 mmHg. In addition to successfully achieving non-inferiority to timolol at this endpoint range, the recently reported topline 12-month safety data from Rocket 2 confirmed a positive safety profile for the drug and demonstrated a consistent IOP lowering effect throughout the 12-month period at the specified timepoint.

As background, the final primary endpoint range for Rocket 2 was updated from the original trial design, which included baseline IOPs of up to 27 mmHg. This change in endpoint range was made while Rocket 2 was in progress and prior to the database being locked, and was performed with FDA agreement. The reason for the change was the failure of our first Phase 3 registration trial for Rhopressa™, named “Rocket 1.” This 90-day efficacy trial did not meet its primary clinical efficacy endpoint of demonstrating non-inferiority of IOP lowering of Rhopressa™ compared to timolol at its primary range of above 20 mmHg to below 27 mmHg, which we reported in April 2015 (while Rocket 2 was already underway). Rocket 1 was successful at its pre-specified secondary endpoint range of above 20 mmHg and below 24 mmHg, and it was agreed by the FDA that Rocket 1, because of its success in meeting the secondary endpoint range, could be used as supportive to Rocket 2 for the upcoming NDA filing.

We are also conducting a third Phase 3 registration trial for Rhopressa™, named “Rocket 3,” in Canada, which is a supplementary 12-month safety-only trial and is not required for NDA filing purposes. In addition, we are conducting a fourth Phase 3 registration trial for Rhopressa™, named “Rocket 4,” in the U.S., which is designed to generate the six-month safety data that will be needed for European approval purposes, and is also not required for NDA filing purposes. We expect to report the topline 90-day interim efficacy data for Rocket 4 in the fourth quarter of 2016.

We are developing Rhopressa™ as the first of a new class of compounds that is designed to lower IOP in patients through novel MOAs. We believe that, if approved, Rhopressa™ will represent the first new MOAs for lowering IOP in patients with glaucoma in over 20 years. Based on clinical data to date, we expect that Rhopressa™, if approved, will compete with non-PGA (prostaglandin analog) products as a preferred adjunctive therapy to PGAs, due to its IOP-lowering ability at consistent levels across tested baselines with once-daily dosing relative to currently marketed non-PGA products and its potential synergistic effect with PGA products. Adjunctive therapies currently represent approximately one-half of the entire glaucoma therapy market in the United States. In addition, if approved, we believe that Rhopressa™ may also become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs, for patients who have lower IOPs but nevertheless present with glaucomatous damage to the optic nerve, which is commonly referred to as “low-tension” or “normal tension” glaucoma, as well as for patients who choose to avoid the cosmetic issues associated with PGA products.

Our second product candidate is once-daily Roclatan™. Roclatan™ is a fixed-dose combination of Rhopressa™ and latanoprost, which is the most commonly prescribed drug for the treatment of patients with glaucoma. We currently have one Phase 3 registration trial for Roclatan™ in process with a second about to start, after having successfully completed a Phase 2b clinical trial for patients with open-angle glaucoma and ocular hypertension in June 2014. In the the Phase 2b clinical trial, Roclatan™ achieved its primary efficacy endpoint on day 29 and statistical superiority over individual components at all timepoints. We believe Roclatan™ has the potential to provide a greater IOP-lowering effect than any currently approved glaucoma product. Therefore, we believe that Roclatan™, if approved, could compete with both PGA and non-PGA therapies and become the product of choice for patients requiring maximal IOP lowering.
The first Phase 3 registration trial for Roclatan™, named “Mercury 1,” commenced in September 2015. We expect to commence our second Phase 3 registration trial for Roclatan™ , named “Mercury 2,” in March 2016. Mercury 1 is a 12-month safety trial which includes a 90-day interim efficacy readout and Mercury 2 is a 90-day efficacy trial. Both trials are designed to demonstrate superiority of Roclatan™ to each of its components, similar to the successful Phase 2b trial. If both Mercury 1 and Mercury 2 are successful, we expect to file an NDA for Roclatan™ in the second half of 2017, approximately one year after the NDA filing for Rhopressa™.
We believe our clinical plans for both Rhopressa™ and Roclatan™ are already in place to satisfy European regulatory requirements. In addition to Rocket 1 and Rocket 2, the Rocket 4 trial is designed to provide adequate six month safety data for RhopressaTM to meet European requirements. Based on our Rhopressa™ clinical plan, we expect to file for regulatory approval in Europe by mid-2017. While Mercury 1 and Mercury 2 will be used for European approval for Roclatan™, we also plan to initiate a third Phase 3 registration trial for Roclatan™, named “Mercury 3,” in Europe in the first half of 2017. Mercury 3 will be designed to compare Roclatan™ to a fixed dose combination product broadly marketed in Europe, which if successful should improve our commercialization prospects in that region.
Our stated objective is to build a major ophthalmic pharmaceutical company. In addition to our primary product candidates, Rhopressa™ and Roclatan™, we are also exploring the longer-term impact of Rhopressa™ on the diseased trabecular meshwork, as well as for neuroprotection, and evaluating possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. In February 2015, we issued a research update on preclinical results demonstrating the potential for Rhopressa™ to have disease-modifying activity in glaucoma patients by stopping fibrosis in the trabecular meshwork, and also increasing perfusion in the trabecular outflow pathway thus increasing both drainage and the delivery of nutrients to the diseased tissue. Additionally, our preclinical small molecule, AR-13154, has shown preclinically the potential to decrease lesion size in wet age-related macular degeneration (AMD) at numerically higher levels than a current market-leading product.
We may license, acquire or develop additional product candidates and technologies to broaden our presence in ophthalmology. In August 2015 and September 2015, we entered into collaboration and license arrangements with GrayBug, Inc. and Ramot at Tel Aviv University, Ltd., respectively, neither of which represents a material financial commitment by Aerie. Our collaboration with GrayBug is focused on researching the potential use of their biodegradable polymer technology to deliver a version of AR-13154 to the back of the eye over a sustained period of time. With Ramot, we are evaluating a Ramot preclinical anti-beta amyloid small molecule, named EG-30, for neuroprotection in glaucoma and reduction of geographic atrophy in advanced dry AMD. We continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners.
We own the worldwide rights to all indications for our current Aerie product candidates. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions and methods of use for our product candidates. We have patent protection for our primary product candidates, Rhopressa™ and Roclatan™ , in the United States through at least 2030.

In March 2015, we revised our corporate structure to align with our business strategy outside of North America by establishing Aerie Pharmaceuticals Limited, a wholly-owned subsidiary organized under the laws of the Cayman Islands (“Aerie Limited”). In addition, we assigned the beneficial rights to our non-U.S. and non-Canadian intellectual property to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, we and Aerie Limited entered into a research and development agreement and cost sharing agreement pursuant to which we and Aerie Limited will share the costs of the development of intellectual property. Additionally, in April 2015, we continued to prepare for foreign-based activities and established Aerie Pharmaceuticals Ireland Limited (“Aerie Ireland Limited”) as a wholly-owned subsidiary of Aerie Limited to develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment pursuant to a license arrangement to be entered into between Aerie Limited and Aerie Ireland Limited. We are currently evaluating the possibility of constructing an Aerie manufacturing plant in Ireland.
As indicated earlier, glaucoma is one of the largest segments in the global ophthalmic market. In 2014, branded and generic glaucoma product sales exceeded $4.7 billion in the United States, Europe and Japan in aggregate, according to IMS. Prescription volume for glaucoma products in the United States alone exceeded 33 million in 2014 and is expected to grow, driven in large part by the aging population. The PGA and non-PGA market segments each represent approximately one-half of the prescription volume in the U.S. glaucoma market, as shown in the following pie chart, which is based on IMS data.

FY 2014 U.S. Glaucoma Market = $2.2B; 33M TRx
Market Share in TRx
Non-PGA Products
PGA Products
2-3 Times Daily
Once Daily
CAI
8%
Bimatoprost
10%
AA
10%
Travoprost
9%
Fixed Combo
15%
BB
14%
Latanoprost
33%
PGA: Prostaglandin Analogue; BB: Beta Blocker; AA: Alpha Agonist; CAI: Carbonic Anhydrase Inhibitor

According to the National Eye Institute, it is estimated that over 2.7 million people in the United States suffer from glaucoma, a number that is expected to reach 4.3 million by 2030. Furthermore, The Eye Diseases Prevalence Research Group has estimated that only half of the nation’s glaucoma sufferers know that they have the disease. Glaucoma is a progressive and highly individualized disease, in which elevated levels of IOP are associated with damage to the optic nerve, resulting in irreversible vision loss and potentially blindness. Patients may suffer the adverse effects of glaucoma across a wide range of IOP levels, including within the “normotensive” range of 10 mmHg to 21 mmHg, which is generally accepted as the level of IOP in healthy individuals. There are multiple factors that can contribute to an individual getting glaucoma, including, but not limited to, age, family history and ethnicity. For example, there generally is a higher incidence and severity of the disease in African-American and Hispanic populations. Based on data from the Baltimore Eye Survey, approximately 80% of glaucoma patients have low to moderately elevated IOP at the time of diagnosis and approximately 60% of glaucoma patients have IOP of 21 mmHg or below at the time of diagnosis. Additionally, in Japan, the Tajimi Study found that approximately 90% of glaucoma patients had IOP of 21 mmHg or below at the time of diagnosis. In clinical trials to date, Rhopressa™ has demonstrated the ability to provide relatively consistent IOP lowering across all tested baseline IOP levels, which we believe differentiates it from currently marketed drugs that have shown reduced efficacy at lower baseline IOPs.
Glaucoma is treated by the reduction of IOP, which has been shown to slow the progression of vision loss. In a healthy eye, fluid is continuously produced and drained in order to maintain pressure equilibrium and provide nutrients to the eye tissue. The FDA recognizes sustained lowering of IOP as the primary clinical endpoint for the approval of drugs to treat patients with glaucoma and ocular hypertension. The primary drainage mechanism of the eye is the trabecular meshwork, or TM, which accounts for approximately 80% of fluid drainage in a healthy eye, while the secondary drainage mechanism, the uveoscleral pathway, is responsible for the remaining drainage. In glaucoma patients, damage to the TM results in insufficient drainage of fluid from the eye, which causes increased IOP and damage to the optic nerve. In addition to eye fluid production and drainage through the TM and uveoscleral pathway, episcleral venous pressure, or EVP, makes a significant contribution to IOP. EVP represents the pressure of the blood in the episcleral veins of the eye where the eye fluid drains into the bloodstream. Historical studies have shown that EVP accounts for approximately half of IOP in normotensive subjects and approximately one-third of IOP in patients with pressures of 24 to 30 mmHg. When EVP is lowered, fluid is able to flow more freely from the eye. Drugs that lower IOP without lowering EVP are most effective at high IOPs, where EVP is believed to contribute less to IOP, and are less effective at lower IOPs, where EVP is seen to account for a larger portion of IOP.
Once glaucoma develops, it is a chronic condition that requires life-long treatment. The initial treatment for glaucoma patients is typically the use of prescription eye drops. PGAs have become the most widely prescribed glaucoma drug class. The most frequently prescribed PGA is once-daily latanoprost. The most commonly prescribed non-PGA drugs belong to the beta blocker class. The most frequently prescribed beta blocker is twice-daily timolol. Other non-PGA drug classes include the alpha agonists and carbonic anhydrase inhibitors. When PGA monotherapy is insufficient to control IOP or contraindicated due to concerns about side effects, non-PGA products are used either as add-on therapy to the PGA or as an alternative monotherapy. It is estimated that up to 50% of glaucoma patients receiving PGA monotherapy require add-on therapy within two years of initial prescription of the drug, in order to maintain adequate control of IOP. It is believed that this rise in IOP after a patient is on an initial therapy results from the lack of effect of current therapies on the TM, and as a result damage to the TM progresses and the IOPs begin to rise.
Based on our preclinical studies and clinical trials to date, our product candidates represent a new class of drugs utilizing novel MOAs that are applied topically as once-daily eye drops. Currently approved drugs mainly reduce IOP by increasing fluid outflow through the eye’s secondary drain with once-daily dosing or reducing fluid inflow by decreasing fluid production with multiple doses per day. Rhopressa™ lowers IOP through a triple MOA that (i) relaxes the contracted tissue of the TM to improve fluid outflow through the eye’s primary drain, (ii) decreases fluid production in the eye and (iii) lowers EVP, an MOA that we believe further differentiates Rhopressa™ from currently marketed glaucoma products. Roclatan™, our quadruple-action fixed-combination product candidate, combines the triple MOA of Rhopressa™ with latanoprost, a PGA that increases fluid drainage through the uveoscleral pathway.
We believe there are significant unmet needs in the glaucoma market and that eye-care professionals are eager for new therapy choices. None of the commonly prescribed PGAs or non-PGAs target the TM, the diseased tissue responsible for elevated IOP levels in glaucoma patients and the eye’s primary drain. Moreover, PGAs have side effects, contraindications and reduced efficacy in patients with low to moderately elevated IOPs relative to patients with higher IOPs. Non-PGAs are less efficacious than PGAs, have more serious and a greater number of side effects and contraindications, and require multiple daily doses. As a result, we believe there is a significant unmet need in both the PGA and non-PGA market segments, each of which represents approximately one-half of the U.S. and European glaucoma market based on prescription volumes. Despite the limitations of existing glaucoma drugs, Xalatan (latanoprost), the best-selling PGA, together with Xalacom, its fixed-combination with a beta blocker, which is not available in the United States, generated peak annual global revenues of approximately $1.7 billion prior to the introduction of their generic equivalents, and the most commonly prescribed non-PGA drugs each generated peak annual global revenues of over $400 million prior to the introduction of their generic equivalents.
We believe Rhopressa™ may be prescribed by eye-care professionals as an add-on drug of choice for patients taking PGAs, due to the MOAs of Rhopressa™ being complementary to the MOA of PGAs, and due its IOP-lowering ability, more convenient dosing and better tolerability profile compared to currently marketed non-PGA add-on products.
In addition to the expected primary use of Rhopressa™ as an adjunctive therapy, we also believe Rhopressa™ may be prescribed by eye-care professionals in the following circumstances:

•	As a preferred alternative therapy for patients who do not respond to PGAs.

•	As a preferred initial therapy for patients with low or normal-tension glaucoma.

•
As a preferred initial therapy where PGAs are contraindicated and for patients who choose to avoid the cosmetic issues associated with PGAs, including iris color change in light-eyed patients, discoloration of tissue surrounding the eyes and eyelid droopiness and sunken eyes caused by loss of orbital fat.

In addition, based on our preclinical data to date, we believe that quadruple-action Roclatan™ would be the only glaucoma product that covers the full spectrum of currently known IOP-lowering MOAs, giving it the potential to provide a greater IOP-lowering effect than any currently approved glaucoma product. Therefore, we believe Roclatan™ could compete with both PGA and non-PGA therapies for patients requiring maximal IOP lowering, including those with higher IOPs and those who present with significant disease progression despite currently available therapies.
We currently plan to commercialize our products ourselves in North America, may commercialize ourselves in Europe and plan to explore partnership opportunities through collaboration and licensing arrangements in certain key markets outside of North

America, including Europe and Japan, where as noted in the Tajimi study, glaucoma patients tend to have lower IOPs, in ranges where currently marketed products tend to be less effective.
Our Product Pipeline
Our primary product candidates, triple-action Rhopressa™ (netarsudil ophthalmic solution) 0.02%, and quadruple-action Roclatan™ (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005%, are once-daily eye drops. The references to triple and quadruple action are supported by our preclinical studies and clinical trials to date. Rhopressa™ inhibits Rho Kinase, or ROCK, and the norepinephrine transporter, or NET, which are both novel biochemical targets for lowering IOP. By inhibiting these targets, we believe Rhopressa™ reduces IOP via three separate MOAs: (i) through ROCK inhibition, it increases fluid outflow through the TM, which accounts for approximately 80% of fluid drainage from the eye; (ii) also through ROCK inhibition, as demonstrated in a preclinical study, it reduces EVP, which represents the pressure of the blood in the episcleral veins of the eye where eye fluid drains into the bloodstream; and (iii) through NET inhibition, it reduces the production of eye fluid. Roclatan™, a single-drop fixed-dose combination of Rhopressa™ and latanoprost, lowers IOP through the same three MOAs as Rhopressa™ and, as a fourth MOA, through the ability of latanoprost to increase fluid outflow through the uveoscleral pathway, the eye’s secondary drain. All of these observations represent findings from Aerie’s body of preclinical and clinical work, as applicable.
We discovered and developed our product candidates internally through a rational drug design approach that coupled medicinal chemistry with high content screening of compounds in proprietary cell-based assays. We selected and formulated our product candidates for preclinical in vivo testing following a detailed characterization of over 3,000 synthesized ROCK-selective and ROCK/NET inhibitors. We continue to seek to discover and develop new compounds in our research laboratories and employ a scientific staff with expertise in medicinal chemistry, analytical chemistry, biochemistry, cell biology, pharmacology and pharmaceutical science.
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
In 2015, we decided to no longer actively pursue further development of AR-13533, a second generation ROCK/NET inhibitor, merely for strategic business purposes. We have not yet submitted an IND for AR-13533 to the FDA.
Rhopressa™
Rhopressa™ is the first of a new class of glaucoma drug products that was discovered by our scientists. It is a once-daily eye drop designed to reduce IOP in patients with glaucoma or ocular hypertension. Based on our preclinical and clinical observations, it increases fluid outflow through the primary drain of the eye while also reducing eye fluid production. In addition, a preclinical study demonstrated reduction of EVP as an additional MOA of Rhopressa™, as further described below. The active ingredient in Rhopressa™, AR-13324, acts through the inhibition of both ROCK and NET.
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
NET is a protein that transports norepinephrine across neuronal cell membranes. Norepinephrine is a chemical released by neurons to communicate with targeted cells. NET returns excess norepinephrine back into the neuron, which helps end the signaling between the neuron and the neuron’s target cells. We believe the inhibition of NET prolongs the activation of target cells in the ciliary body of the eye, which reduces the production of eye fluid and thereby lowers IOP. Based on our clinical trials, we have observed that Rhopressa™ may also have a potential synergisitic effect with PGAs, whereby its IOP-lowering ability is increased when patients take a PGA as a first line therapy.
Rhopressa™ is expected to compete primarily in the adjunctive therapy market, which represents approximately one-half of the U.S. glaucoma prescription market, which totaled 33 million prescriptions in 2014 according to IMS. Currently marketed adjunctive therapies are older generation products that are generally dosed two to three times a day, have MOAs focused on fluid production reduction, often have lower efficacy levels and have systemic side effects. We believe Rhopressa™ will be able to compete with these products due to its effective IOP-lowering at relatively consistent levels across tested IOPs including the ability to lower EVP, targeting of the diseased tissue, potential synergistic effect with PGAs, convenient once-daily dosing, and favorable tolerability profile with lack of systemic side effects.
Based on the Rhopressa™ Rocket 1 and Rocket 2 Phase 3 registration trial results, Phase 2b clinical trial results, performance of Rhopressa™ in the Roclatan™ Phase 2b clinical trial and the several positive differentiating attributes of Rhopressa™, we believe Rhopressa™ has the potential to be the future drug of choice as adjunctive therapy to PGAs when additional IOP lowering is desired and as an initial therapy for PGA non-responders or for patients with low or normal-tension glaucoma and those with tolerability concerns.
Rhopressa™ Phase 3 Efficacy Results
Our Phase 3 registration trials commenced in July 2014 and are designed to use timolol as the comparator, as timolol represents the most widely used comparator in registration trials in glaucoma, and is also the most widely prescribed non-PGA drug. We anticipate a total enrollment of approximately 2,030 patients in our Phase 3 registrations trials of Rhopressa™. Phase 3 efficacy results are determined after three months of treatments and safety results are analyzed and submitted following 12 months of treatment.
In April 2015, we completed our initial Phase 3 registration trial, named “Rocket 1,” which was designed to measure efficacy over three months. Baseline IOP was measured prior to treatment. Following treatment, IOP was measured at 8 a.m., 10 a.m. and 4 p.m. at the end of week two, week four and day 90. This trial included 182 patients in the Rhopressa™ once-daily (QD) arm and 188 patients in the timolol twice-daily (BID) arm. The baseline IOPs tested in the trial ranged from above 20 to below 27 mmHg. Rhopressa™ did not achieve its primary endpoint of demonstrating non-inferiority of IOP lowering for Rhopressa™ compared to timolol for patients with IOP below 27 mmHg, but did achieve its pre-specified secondary endpoint, demonstrating non-inferiority of IOP lowering for Rhopressa™ compared to timolol for patients with IOP below 24 mmHg. We believe the lack of success at the top end of the range is attributed, at least in part, to patient non-compliance and the probability that certain patient baseline IOP levels exceeded the entry criteria of below 27 mmHg.
For the Rhopressa™ population of patients with IOP below 27 mmHg in Rocket 1, the mean difference from timolol ranged from -0.4 to +1.3 mmHg at a 95% confidence interval. For the population of patients with IOP below 26 mmHg, Rhopressa™ met the criteria for non-inferiority to timolol at all 9 time points and was numerically superior to timolol at the majority of time points. For the prespecified population of patients with IOP below 24 mmHg, Rhopressa™ met the criteria for non-inferiority to timolol at all 9 time points and was numerically superior to timolol at all 9 time points.
No drug-related serious adverse events, or SAEs, were identified during the Rocket 1 trial. The primary adverse event was conjunctival hyperemia, or eye redness, which was experienced by approximately 35% of the Rhopressa™ patients, of which approximately 80% was reported as mild. Conjunctival hyperemia was measured by biomicroscopy at 8am at the end of week two, week four and day 90. Across the population of patients on Rhopressa™, approximately 5% to 13% of subjects experienced conjunctival hemorrhage, erythema of the eyelid, blurry vision and or corneal deposit.
Our second Phase 3 registration trial, named “Rocket 2,” is designed to measure efficacy over three months and safety over 12 months. The Rocket 2 trial includes Rhopressa™ dosed both once-daily, or QD, and twice daily, or BID. After evaluating Rocket 1 efficacy results, we obtained agreement from the FDA to change the IOP range for the primary endpoint for the Rocket 2 trial to baseline IOP below 25 mmHg. This modified clinical endpoint range was set to a level where Rocket 1 would have been successful.
In September 2015, the Rocket 2 trial achieved its primary efficacy endpoint of demonstrating non-inferiority of IOP lowering for Rhopressa™ QD and BID compared to timolol BID. The baseline IOPs tested in the trial ranged from pre-study baseline IOPs of above 20 mmHg to below 25 mmHg. The study included a Rhopressa™ BID arm at the request of the FDA, because it is known that PGAs are less efficacious when dosed BID, and we believe there was interest in discovering how Rhopressa™ BID would perform. Baseline IOP was measured prior to treatment. Following treatment, IOP was measured at 8 a.m., 10 a.m.

and 4 p.m. at the end of week two, week six and day 90. The trial included 129 patients in the Rhopressa™ QD arm, 132 patients in the Rhopressa™ BID arm and 142 patients in the timolol twice-daily arm. The most common Rhopressa™ adverse event in the QD arm was conjunctival hyperemia, or eye redness, which was reported as 35% increased incidence, of which 83% was mild and 16% moderate. Other ocular adverse events occurring in approximately 5% to 15% of patients in the Rhopressa™ QD arm included conjunctival hemorrhage, corneal deposits and blurry vision. The Rhopressa™ BID arm showed slightly higher efficacy, but had a higher incidence of adverse events which led to a greater number of early terminations in comparison to the Rhopressa™ QD arm. Other ocular adverse events occurring in approximately 5% to 17% of patients in the Rhopressa™ QD arm included conjunctival hemorrhage, corneal deposits, blurry vision, increased lacrimation, reduced visual acuity, eye pruritus, and conjunctival edema. In February 2016, safety data for the 12-month period of the Rocket 2 trial confirmed this positive safety profile for the drug and demonstrated a consistent IOP lowering effect throughout the 12-month period at the 8 a.m. timepoint.
After detailed analysis of the Rocket 1 and Rocket 2 results, we observed higher levels of IOP lowering for Rhopressa™ at week two and to a lesser extent at week six stemming from patients who were previously on a PGA, pointing to the potential synergistic effect of PGAs and Rhopressa™, which decreases over the 90-day period as the residual PGA effect subsides. For all other patients, the IOP lowering was consistent across the 90 day measurement periods. For illustrative purposes, the graphic below shows the performance of Rocket 1 and Rocket 2 at baselines above 20 mmHg and below 25 mmHg, compared to timolol.
In addition to our Rocket 1 and Rocket 2 trials, we are currently conducting a one year, safety-only study for Rhopressa™ in Canada, named “Rocket 3,” which commenced in September 2014, and an additional Phase 3 registration trial for Rhopressa™, named “Rocket 4,” which commenced in September 2015. Rocket 4 is designed to gain adequate six-month safety data for regulatory filings in Europe. Based upon discussions with the FDA, we expect to file a NDA for Rhopressa™ in the third quarter of 2016, utilizing Rocket 2 as the pivotal clinical trial and Rocket 1 as supportive. Neither Rocket 3 nor Rocket 4 is required for the NDA filing.
Rhopressa™ Preclinical Anti-Fibrotic and Perfusion Results

We continue to explore the potential longer-term impact of Rhopressa™ on the trabecular meshwork. By increasing trabecular outflow, as demonstrated in our preclinical studies, Rhopressa™, has the potential to stop the degeneration of outflow tissues. As part of the aging process, the trabecular meshwork becomes stiffened and clogged as fibrosis develops and progresses. Preclinical studies on human trabecular meshwork cells have demonstrated a meaningful anti-fibrotic effect from Rhopressa™. Further, additional preclinical experiments on human eyes have demonstrated the product candidate’s potential ability to increase the perfusion of the trabecular meshwork and downstream outflow tissues. We believe this is possible because as a result of the action of Rhopressa™ the trabecular meshwork becomes relaxed and opens, which increases the flow of eye fluid, or aqueous humor. This has the potential to increase the health of the trabecular outflow tissues, since it should increase the delivery of nutrients and antioxidants to the trabecular meshwork that were otherwise blocked from passage. The flow of fluid through the trabecular meshwork is the only known mechanism for delivering such nutrients to the diseased tissue, as there are no blood vessels present. Work is continuing as we explore whether our product candidates may be able to prevent, or possibly even reverse, damage to the trabecular meshwork pathway through this potential effect as well as the potential anti-fibrotic effect of our product candidates. If findings are positive and there is demonstrated disease modification, this could be a major breakthrough in the treatment of glaucoma and ocular hypertension.

Roclatan™
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
RoclatanTM Phase 3 Development Strategy
Our Phase 3 registration trials commenced in September 2015. We anticipate a total enrollment of approximately 1,840 patients in our Phase 3 registrations trials. Our initial Phase 3 registration trial, named “Mercury 1,” is a 12-month safety trial with a 90-day interim efficacy readout, which commenced in September 2015. We expect Mercury 1 topline 90-day efficacy data in the third quarter of 2016 and topline 12-month safety data in the third quarter of 2017. Our second Phase 3 registration trial, named “Mercury 2,” is a 90-day efficacy and safety trial, which is expected to commence in March 2016. Both trials are designed to demonstrate the superiority of Roclatan™ to each of its components. If both Mercury 1 and Mercury 2 are successful, we expect to file an NDA for Roclatan™ in the second half of 2017, approximately one year after the NDA filing for Rhopressa™.
We also plan to initiate a third Phase 3 registration trial, named “Mercury 3,” in the first half of 2017. Mercury 3 will be designed to compare Roclatan™ to a fixed dose combination product broadly marketed in Europe, which if successful should improve our commercialization prospects in that region.
RoclatanTM Phase 2 Efficacy Results
In June 2014, we completed a 28-day Roclatan™ Phase 2b clinical trial. The baseline IOPs tested in the study ranged from 22 to 36 mmHg and included 297 patients who were treated once daily with Roclatan™ 0.01%, Roclatan™ 0.02%, Rhopressa™ 0.02%, or latanoprost. The primary efficacy endpoint for this Phase 2b clinical trial was statistical superiority of Roclatan™ over each of its components on day 29. Baseline IOP was measured prior to treatment. Following treatment, IOP was measured on day eight, day 14 and day 28 at 8 a.m., 10 a.m. and 4 p.m. We observed statistical superiority over the individual components at all time points.

Roclatan™ vs. Individual Components
Mean IOP at All Time Points (p<0.001)

Roclatan™ 0.02% lowered mean diurnal IOP on day 29 from 25.1 mmHg at baseline to 16.5 mmHg, a 34% decrease in IOP. Roclatan™ 0.02% was determined to be 1.6 - 3.2 mmHg more efficacious than latanoprost and 1.7 - 3.4 mmHg more efficacious than RhopressaTM.
An additional analysis that compared the response results for patients on day 29 revealed that 50% of Roclatan™ patients compared to 28% of latanoprost patients experienced a 35% or greater decrease in mean diurnal IOP from baseline on day 29. Furthermore, 46% of Roclatan™ patients compared to 18% of latanoprost patients had a mean diurnal IOP of 16 mmHg or less on day 29. From a safety perspective, Roclatan™ was well tolerated. The most common Roclatan™ adverse event was hyperemia, or eye redness, which was reported in 40% of patients. For patients who experienced hyperemia, 80% were observed as mild through biomicroscopy findings. Additionally, there were no systemic drug-related adverse events reported.
We believe Roclatan™, if approved, would be the only glaucoma product that covers the full spectrum of currently known IOP- lowering MOAs, giving it the potential to provide a greater IOP-lowering effect than any currently marketed glaucoma product. Therefore, we believe Roclatan™ could compete with both PGA and non-PGA therapies for patients requiring maximal IOP lowering, including those with higher IOPs and those who present with significant disease progression despite currently available therapies.

Pipeline Opportunities

AR-13154
One of our owned preclinical molecules, AR-13154, has demonstrated the potential for the treatment of wet AMD. This preclinical small molecule inhibits Rho kinase, JAK2 and PDGFR-β, and has shown lesion size decreases in a model of wet AMD at levels similar to or better than current market-leading products. If proven out, we may have the potential to provide an entirely new mechanism and pathway to treat this disease. Further, in our preclinical studies, we have seen a promising effect of this molecule on reducing neovascularization in a model of proliferative diabetic retinopathy.

The graph below depicts the results of a preclinical study designed to show the impact of AR-13154 and Eylea® on laser-induced choroidal neovascularization, or CNV, in rats.

Since AR-13154 is a small molecule with a short half-life, and the aforementioned diseases are located in the back of the eye, a delivery mechanism is needed to deliver the molecule to the back of the eye for a sustained delivery period. As a result, in mid-2015 we established a research collaboration with GrayBug, a drug delivery technology spin-out from Johns Hopkins University. We believe that their biodegradable polymer technology may be effective in facilitating delivery of our small molecules, including AR-13154, over a sustained period, such as six months. The technology may also prove useful in delivering other Aerie molecules to the front of the eye, such as for the purpose of long term IOP lowering.

EG-30
Another small molecule that may benefit from delivery technology is EG-30, a preclinical anti-beta amyloid product candidate that we are researching in collaboration with Ramot at Tel Aviv University. We believe that EG-30, Ramot’s product candidate, has the potential for neuroprotection and reduction of geographic atrophy in advanced dry AMD.

Our Strategy
Our goal is to become a leader in the discovery, development and commercialization of innovative pharmaceutical products for the treatment of patients with glaucoma and other diseases of the eye. We believe our product candidates have the potential to address many of the unmet medical needs in the glaucoma market. Key elements of our strategy are to:
Advance the development of our product candidates to approval. We expect to file the NDA for Rhopressa™ (netarsudil ophthalmic solution) 0.02% in the third quarter of 2016, using our successful Rocket 2 clinical trial as the pivotal trial and Rocket 1 data as supportive. This will be a key step in driving this drug to a commercial stage in the United States. Our Rocket 4 trial, which is ongoing, is designed to provide adequate six-month safety data to support a filing with the European MAA by approximately mid-2017.

Our second product candidate, once-daily, quadruple-action Roclatan™ (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005%, which is a fixed-dose combination of Rhopressa™ and latanoprost, the most commonly prescribed drug for the treatment of patients with glaucoma, successfully completed a Phase 2b clinical trial in patients with open-angle glaucoma and ocular hypertension in June 2014. Our first Phase 3 registration trial for Roclatan™, named “Mercury 1,” commenced in September 2015. We expect to commence our second Phase 3 trial for Roclatan™, named “Mercury 2,” in March 2016. If both Mercury 1 and Mercury 2 are successful, we expect to file an NDA for Roclatan™ in the second half of 2017, approximately one year after the NDA filing for Rhopressa™. We expect to commence a third Phase 3 registration trial for Roclatan™, named “Mercury 3,” in Europe in the first half of 2017, which will be designed to compare Roclatan™ to a fixed dose combination product broadly marketed in Europe, which if successful should improve our commercialization prospects in that region.

Establish internal sales capabilities to commercialize our product candidates in North America. We own worldwide rights to all indications for our product candidates and we plan to retain commercialization rights in North American markets. Ultimately, if our product candidates are approved, we plan to build a commercial team in North America of approximately 100 sales representatives. We expect our sales organization to target approximately 10,000 high prescribing eye-care professionals throughout North America.
Explore partnerships with leading pharmaceutical and biotechnology companies to maximize the value of our product candidates outside North America. We are exploring the licensing of commercialization rights or other forms of collaboration with qualified potential partners for the commercialization of our product candidates in other territories, including Japan and Europe.
Continue to leverage and strengthen our intellectual property portfolio. We believe we have a strong intellectual property position relating to our product candidates. Our intellectual property portfolio contains U.S. and foreign patents and pending U.S. and foreign patent applications related to composition of matter, pharmaceutical compositions and methods of use for our product candidates. We have patent protection for our primary product candidates in the United States through at least 2030.
Expand our product portfolio through internal discovery efforts and in-licensing or acquisitions of additional ophthalmic product candidates or products. We continue to seek to discover and develop new compounds in our research laboratories and employ a scientific staff with expertise in medicinal chemistry, analytical chemistry, biochemistry, cell biology, pharmacology and pharmaceutical science. In addition, we also plan to continue to evaluate the expansion of our product portfolio through in-licensing or acquisitions of additional ophthalmic product candidates or products. We currently have research collaboration arrangements with GrayBug Inc., for drug delivery technology, and Ramot at Tel Aviv University Ltd., for a small molecule anti-beta amyloid product candidate with the potential for neuroprotection and treatment of advanced dry AMD.
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
There are multiple factors that can contribute to an individual getting open-angle glaucoma, including, but not limited to, age, family history and ethnicity. For example, there generally is a higher incidence and severity of the disease in African-American and Hispanic populations.
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
In addition to aqueous humor production and drainage through the TM and uveoscleral pathway, EVP plays a significant role in the regulation of IOP. EVP represents the pressure of the blood in the episcleral veins of the eye which are the site of drainage of eye fluid into the bloodstream. Historical studies have shown that EVP accounts for approximately one-half of IOP in normotensive subjects and approximately one-third of IOP in patients with pressures of 24 to 30 mmHg. When EVP is lowered, aqueous humor is able to flow more freely from the eye.
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

Competition
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our experience and scientific knowledge provide us with competitive advantages, we face competition from established branded and generic pharmaceutical companies, such as Valeant Pharmaceuticals International, Inc., Novartis International AG, Allergan, Inc., Santen Inc. and smaller biotechnology and pharmaceutical companies as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products or technologies to treat glaucoma or other diseases of the eye. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of our current product candidates, if approved, are likely to be efficacy and MOAs, safety, convenience, price, tolerability and the availability of reimbursement from government and other third-party payors.
We expect to compete directly against companies producing existing and future glaucoma treatment products. The most commonly approved classes of eye drops to lower IOP in glaucoma are discussed below:
PGA Drug Class

•
Prostaglandin Analogues (PGAs). Most PGAs are once-daily dosed eye drops generally prescribed as the initial drug to reduce IOP by increasing fluid outflow through the eye’s secondary drain. They do not target the diseased tissue, or TM. PGAs represent approximately one-half of the U.S. and European prescription volume for the treatment of glaucoma.

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

Despite their modest efficacy, safety and tolerability profiles, the requirement for two to three doses per day, and the fact that they do not target the diseased tissue in glaucoma, the beta blocker, carbonic anhydrase inhibitor and alpha agonist products account for up to one-half of the total prescription volume for the treatment of glaucoma based on historical prescription patterns, with beta blocker timolol being the most widely prescribed non-PGA drug. This is driven by the PGA products not being sufficiently effective as monotherapy for up to half of all glaucoma patients.

New eye drops for the treatment of glaucoma continue to be developed by our competitors. The following table outlines publicly disclosed development programs for the treatment of glaucoma of which we are aware.

New MOAs
Brand	MOA / Dosing	Trial Stage
RhopressaTM (Aerie AR-13324)	ROCK/NET inhibitor (qd)	Phase 3
RoclatanTM (Aerie PG324)	ROCK/NET inhibitor + PGA (qd)	Phase 3
INO-8875 (Inotek)	Adenosine-A1 agonist (bid or qd)	Phase 3
OPA-6566 (Acucela)	Adenosine-A2a agonist (bid)	Phase 1/2
SYL040012 (Sylentis)	RNAi beta blocker (qd)	Phase 2

New PGAs[1]
Brand	MOA / Dosing	Trial Stage
Vesneo (Bausch + Lomb )	NO donating latanoprost (qd)	Filed NDA
DE-117 (Santen)	EP2 agonist (qd)	Phase 2
ONO-9054 (Ono)	FP/EP3 agonist (qd)	Phase 2

1Not usable as add-on therapy to current PGAs.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. In July 2015, Bausch + Lomb Inc., a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc., filed a NDA for a nitric oxide-donating latanoprost, which is currently under review by the FDA for the treatment of open angle glaucoma and ocular hypertension. Early-stage companies are also developing treatments for glaucoma and other diseases of the eye and may prove to be significant competitors, such as Inotek Pharmaceuticals, which is developing an adenosine receptor agonist. We expect that our competitors will continue to develop new treatments for glaucoma and other diseases of they eye, which may include eye drops, oral treatments, surgical procedures, implantable devices or laser treatments. Alternative treatments beyond eye drops continue to develop.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer adverse effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors encourage the use of generic products. Our industry is highly competitive and is currently dominated by generic drugs, such as latanoprost and timolol, in the case of glaucoma treatment, and additional products are expected to become available on a generic basis over the coming years. If any of our product candidates are approved, we expect that they will be priced at a premium over competitive generic products and consistent with other branded glaucoma drugs.
Manufacturing
AR-13324, the active ingredient in Rhopressa™, is a small molecule and capable of being manufactured in reliable and reproducible synthetic processes from readily available starting materials. We believe the chemistry used to manufacture AR-13324, Rhopressa™ and Roclatan™ is amenable to scale up and does not require unusual equipment in the manufacturing process. We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We currently rely on third-party manufacturers to produce the active pharmaceutical ingredient and final drug product for our clinical trials. We manage such production with all our vendors on a purchase order basis in accordance with applicable master service and supply agreements. We do not have long-term agreements with any of these or any other third-party suppliers to support our clinical trials. Latanoprost, used in the manufacture of Roclatan™, is available in commercial quantities from multiple reputable third-party manufacturers. We intend to procure quantities on a purchase order basis for our clinical and commercial production. If any of our existing third-party suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might experience a delay in our ability to obtain alternative suppliers.
With respect to commercial production of our potential products in the future, we plan on outsourcing the production of the active pharmaceutical ingredients. The commercial production of our final drug product manufacturing is expected to be supported by a combination of internal and outsourced manufacturing. We are currently evaluating the possibility of constructing our own manufacturing plant in Ireland. In addition, we have entered into a contractual relationship for the final drug product manufacturing for commercialization. However, we do not have any current contractual relationships for the commercial production of the active pharmaceutical ingredients.
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
We have established and continue to build proprietary positions for our product candidates and related technology in the United States and other jurisdictions. As of December 31, 2015, we had 58 United States or foreign issued patents that cover various aspects of our current and previously discontinued product candidates and our other proprietary technology and 27 U.S. patent applications or foreign patent applications that, if patents were to issue based on the existing claims, would cover various aspects of our current and previously discontinued product candidates and our other proprietary technology.
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
IND and Clinical Trials
Prior to commencing the first clinical trial, an initial IND, which contains the results of preclinical tests along with other information, such as information about product chemistry, manufacturing and controls and a proposed protocol, must be submitted to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the conduct of the clinical trial. In such a case, the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. A separate submission to the existing IND must be made for each successive clinical trial to be conducted during product development. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. Informed consent must also be obtained from each trial subject. Regulatory authorities, including the FDA, an IRB, a data safety monitoring board or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk or that the clinical trial is not being conducted in accordance with FDA requirements.
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
The NDA Approval Process
In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (currently exceeding $2,350,000 for fiscal year 2016) unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical, preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.
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

The results of product development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it files them. It may request additional information rather than accept a NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it. The FDA has 60 days from its receipt of an NDA to conduct an initial review to determine whether the application will be filed based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. If the NDA submission is filed, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA has agreed to specific performance goals on the review of NDAs and seeks to review standard NDAs in 12 months from submission of the NDA. The review process may be extended by the FDA for three additional months to consider certain late submitted information or information intended to clarify information already provided in the submission. After the FDA completes its initial review of an NDA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the NDA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, non-clinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
Orange Book Listing
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug are then published in the FDA’s Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.
The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a Section VIII statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.
A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been filed by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.
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
Market Exclusivity
Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity, or NCE. A drug is entitled to NCE exclusivity if it contains a drug substance no active moiety of which has been previously approved by the FDA. This means that, in the case of a fixed-dosed combination product, the FDA makes the NCE exclusivity determination for each drug substance in the drug product and not for the drug product as a whole. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a Paragraph IV certification. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs for the original conditions of use, such as the originally approved indication. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
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
In addition, the manufacturer and/or sponsor under an approved NDA are subject to annual product and establishment fees, currently exceeding $100,000 per product and $550,000 per establishment for fiscal year 2016. These fees are typically increased annually.
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
Patient Protection and Affordable Care Act
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, PPACA) was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•
The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services a condition for states to receive federal matching funds for the manufacturer’s covered outpatient drugs furnished to Medicaid patients. Effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by, beginning in 2011, expanding the population potentially eligible for Medicaid drug benefits. The Centers for Medicare & Medicaid Services, or CMS, expanded Medicaid rebate liability to the territories of the United States as well, effective April 1, 2017. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS, beginning in April 2016, may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

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
Other Regulations
We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, our international operations and relationships with partners, collaborators, contract research organizations, vendors and other agents are subject to anti-corruption and anti-bribery laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies and their representatives from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Failure to comply with the FCPA, or similar applicable laws and regulations in other countries, could expose us and our personnel to civil and criminal sanctions. We may incur significant costs to comply with such laws and regulations now or in the future.
Employees
We had 70 full-time employees as of December 31, 2015. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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
Our business and the ability to generate revenue related to product sales, if ever, will depend on the successful development, regulatory approval and commercialization of our product candidates for the treatment of patients with glaucoma and other diseases of the eye, particularly Rhopressa™ and Roclatan™, which are still in development, and other potential products we may develop or license. We have invested a significant portion of our efforts and financial resources in the development of our existing product candidates. The success of our product candidates will depend on several factors, including:

•	successful completion of clinical trials;

•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishment of internal manufacturing capacity or arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	protecting our rights in our intellectual property;

•	launching commercial sales of our product candidates, if and when approved;

•	obtaining reimbursement from third-party payors for product candidates, if and when approved;

•	competition with other products; and

•	continued acceptable safety profile for our product candidates following regulatory approval, if and when received.
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
Phase 3 trials for Rhopressa™ commenced in July 2014 and we completed our initial Phase 3 registration trial, named “Rocket 1,” which was designed to measure efficacy over three months. The Rocket 1 trial did not meet its primary efficacy endpoint of demonstrating non-inferiority of intraocular pressure, or IOP, lowering for once-daily Rhopressa™ compared to twice-daily timolol, but did achieve its pre-specified secondary endpoint. We evaluated the data and results from Rocket 1 and obtained agreement from the FDA to change the IOP range used for the primary endpoint of our second Phase 3 registration trial, named “Rocket 2,” which is designed to measure efficacy over three months and assess safety over 12 months. The modified clinical endpoint range for Rocket 2 was set to a level where Rocket 1 would have been successful. In September 2015, the Rocket 2 trial achieved its primary efficacy endpoint of demonstrating non-inferiority of Rhopressa™ compared to timolol. In addition, the recently reported topline 12-month safety data from Rocket 2 confirmed a positive safety profile for the drug and demonstrated a consistent IOP lowering effect throughout the 12-month period at the specified timepoint. We are also currently conducting a one year, safety-only study in Canada, named “Rocket 3,” and an additional Phase 3 registration trial for

Rhopressa™, named “Rocket 4,” which commenced in September 2015. Rocket 4 was initiated by Aerie in part to gain adequate safety data for regulatory filings in Europe. Based upon recent discussions with the FDA, we expect to submit a new drug application (“NDA”) for Rhopressa™ in the third quarter of 2016 utilizing Rocket 2 as the pivotal clinical trial and Rocket 1 as supportive in nature. We do not anticipate that completion of Rocket 4 will be necessary prior to submitting the NDA.
The first Phase 3 registration trial for Roclatan™, named “Mercury 1,” commenced in September 2015. We expect to commence our second Phase 3 registration trial for Roclatan™, named “Mercury 2,” in the first quarter of 2016. If both of these trials are successful, we expect to file our NDA for Roclatan™ in the second half of 2017, approximately one year behind Rhopressa™. We also plan to initiate a third Phase 3 registration trial in Europe, named “Mercury 3,” in the first half of 2017. Mercury 3 will be designed to compare Roclatan™ to a broadly marketed fixed dose combination product in Europe.
We cannot predict whether these trials and future trials will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date.

Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, we have not submitted an NDA for any of our product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA to the FDA, the FDA must decide whether to file the NDA or refuse to file the NDA. We cannot be certain that any submissions will be filed by the FDA.
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

Flaws in the design of a clinical trial may not become apparent until the clinical trial is well-advanced or after data results have been obtained. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. In addition, clinical trials often reveal that it is not practical or feasible to continue development efforts. Further, we have never submitted an NDA for any potential products.
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
If the results of our clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. Moreover, preclinical and clinical data are often susceptible to varying interpretations, analyses and entry criteria, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier stage testing have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. Our clinical trials for our primary product candidates, Rhopressa™ and Roclatan™, may not produce the results that we expect and remain subject to the risks associated with clinical drug development as indicated above.
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
In April 2015, we announced that Rocket 1 did not meet its primary efficacy endpoint of demonstrating non-inferiority of IOP lowering for once-daily RhopressaTM compared to twice-daily timolol, but did achieve its pre-specified secondary endpoint. We evaluated the data and results from Rocket 1 and obtained agreement from the FDA to change the IOP range used for the primary endpoint of Rocket 2 which is designed to measure efficacy over three months and assess safety over 12 months. The modified clinical endpoint range for Rocket 2 was set to a level where Rocket 1 would have been successful. In September 2015, the Rocket 2 trial achieved its primary efficacy endpoint of demonstrating non-inferiority of Rhopressa compared to timolol. In addition to successfully achieving non-inferiority to timolol at this endpoint range, the recently reported topline 12-month safety data from Rocket 2 confirmed a positive safety profile for the drug and demonstrated a consistent IOP lowering effect throughout the 12-month period at the specified timepoint.
If based on the clinical results of Rhopressa™, we discontinue the advancement of this product candidate, in certain circumstances we may similarly determine not to advance Roclatan™, which combines Rhopressa™ with latanoprost. Additionally, our clinical trials are designed to test the use of Rhopressa™ and Roclatan™ as a monotherapy, rather than as an add-on therapy. Accordingly, the efficacy of our primary product candidates may not be similar or correspond directly to their efficacy when used as an add-on therapy, which we expect will be a primary use of Rhopressa™.
In February 2014, we reported the results of a preclinical animal study sponsored by Aerie, whereby the administration of RhopressaTM eye drops demonstrated statistically significant reductions in EVP and IOP in rabbits following the third daily dose. Based on the results of this preclinical study, together with the consistent IOP-lowering effect of RhopressaTM demonstrated in our prior clinical trials, we believe the reduction of EVP is an additional MOA of RhopressaTM and RoclatanTM. However, like the other differentiated MOAs of our product candidates, increasing outflow through the TM and decreasing fluid production in the eye, our product candidates’ effect on EVP has not been studied in humans and neither our ongoing, nor our planned, Phase 3 registration trials for RhopressaTM or RoclatanTM will be designed to demonstrate reduction of EVP or other MOAs of our product candidates. If we are not able to demonstrate to the satisfaction of the FDA and relevant non-U.S. regulators the reduction of EVP, or any of the other differentiated MOAs of our product candidates, even if we otherwise obtain regulatory approval for RhopressaTM and RoclatanTM, it could limit the types of claims we will be able to make in our marketing and labeling of our product candidates.

We believe RhopressaTM, if approved, will compete against non-PGA products as a preferred adjunctive therapy to PGAs. In addition, if approved, we believe that Rhopressa ™ may also become a preferred therapy in several populations including where patients have low to moderately elevated IOPs at the time of diagnosis. No patients with low-tension glaucoma have been or will be included in these clinical trials, and our expectations with respect to subjects with low IOP are based to a large extent on extrapolation of results for subjects with moderately elevated IOP. Even if our product candidates were to obtain regulatory approval, if we are unable to support claims about our product candidates to the satisfaction of the FDA and relevant non-U.S. regulators, including claims with respect to the efficacy of Rhopressa™ as an adjunctive therapy or for patients with low IOP, it could limit the types of claims we will be able to make in our marketing and product labeling of these product candidates.
In addition to the circumstances noted above, we may experience numerous unforeseen events that could cause our clinical trials to be unsuccessful, delayed, suspended or terminated, or which could delay or prevent our ability to receive regulatory approval or commercialize our current and potential future product candidates, including:

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
If we are unable to establish a direct sales force, our business may be harmed.
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
We currently have international operations and intend to explore the licensing of commercialization rights or other forms of collaboration outside of North America, which will expose us to additional risks of conducting business in international markets.
Markets outside of North America are an important component of our growth strategy. As part of this strategy, in March 2015 and April 2015, we formed Aerie Limited and Aerie Ireland Limited, respectively. If we fail to commercialize, obtain licenses or enter into collaboration arrangements with selling parties, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. Moreover, international operations and business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

•
efforts to enter into or expand collaboration or licensing arrangements with third parties in connection with our international sales, marketing and distribution efforts may increase our expenses or divert our management’s attention from the acquisition or development of product candidates;

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
Unforeseen adverse effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. To date, the main tolerability finding of RhopressaTM has been mild hyperemia, or eye redness. We recently reported 12-month safety data from Rocket 2, in which some patients also experienced conjunctival hemorrhages, corneal deposits, blurry vision, and decreased visual acuity as adverse events. RoclatanTM combines RhopressaTM with latanoprost. To date, the main tolerability finding of RoclatanTM has also been mild hyperemia. The main adverse effects of latanoprost include hyperemia, irreversible change in iris color, discoloration of the skin around the eyes and droopiness of eyelids caused by the loss of orbital fat.
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
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing such product, which in turn could delay or prevent us from generating revenues from its sale.
We face competition from established branded and generic pharmaceutical companies and if our competitors are able to develop and market products that are preferred over our products, our commercial opportunity will be reduced or eliminated.
The development and commercialization of new drug products is highly competitive. We face competition from established branded and generic pharmaceutical companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat patients with glaucoma or other diseases of the eye. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. In July 2015, Bausch + Lomb Inc., a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc., filed an NDA for a nitric oxide-donating latanoprost, which is currently under review by the FDA for the treatment of open angle glaucoma and ocular hypertension. Additionally, early-stage companies are also developing treatments for glaucoma and other diseases of the eye and may prove to be significant competitors, including Inotek Pharmaceuticals, which is developing an adenosine receptor agonist. We expect that our competitors will continue to develop new treatments for glaucoma and other diseases of the eye, which may include eye drops, oral treatments, surgical procedures, implantable devices or laser treatments. Alternative treatments beyond eye drops continue to develop. For example, although surgical procedures are currently used in severe cases, less invasive procedures are currently under development and we expect that we will compete with other companies that develop implantable devices or other products or procedures for use in the treatment of glaucoma or other diseases of the eye.
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
Our potential products may not gain market acceptance among eye-care professionals, patients, patient advocacy groups, healthcare payors and the medical community. There are a number of available therapies marketed for the treatment of glaucoma and other diseases of the eye. Some of these drugs are branded and subject to patent protection, but most others, including latanoprost and many beta blockers, in the case of glaucoma treatment, are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by eye-care professionals, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. The degree of market acceptance of our potential products will depend on a number of factors, including:

•	the market price, affordability and patient out-of-pocket costs of our potential products relative to other available products, which are predominantly generics;

•	the effectiveness of our potential products as compared with currently available products;

•	patient willingness to adopt our potential products in place of current therapies;

•	varying patient characteristics including demographic factors such as age, health, race and economic status;

•	changes in the standard of care for the targeted indications for any of our product candidates;

•	the prevalence and severity of any adverse effects;

•	limitations or warnings contained in a product candidate’s FDA-approved labeling;

•	limitations in the approved clinical indications and MOAs for our product candidates;

•	relative convenience and ease of administration;

•	the strength of our selling, marketing and distribution capabilities;

•	the quality of our relationships with eye-care professionals, patient advocacy groups, third-party payors and the medical community;

•	sufficient third-party coverage or reimbursement; and

•	potential product liability claims.
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
The course of treatment for glaucoma patients includes primarily older drugs, and the leading products for the treatment of glaucoma currently in the market, including latanoprost and timolol, are available as generic brands. There will be no commercially viable market for our potential products without reimbursement from third-party payors, and any reimbursement policy may be affected by future healthcare reform measures. We cannot be certain that reimbursement will be available for our potential products or any other product candidate we develop for glaucoma or other diseases of the eye. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our anticipated revenue and gross margins will be adversely affected.
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
In the United States, the MMA changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly by establishing Medicare Part D and introduced a reimbursement methodology based on average sales prices for physician-administered drugs under Medicare Part B. In addition, this legislation provided authority for limiting the number of drugs that are covered in any therapeutic class under the Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that we receive for any of our approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.
In March 2010, President Obama signed into law the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” or AMP, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates, which previously had been payable only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, which administers the Medicaid Drug Rebate Program, also expanded Medicaid rebates to the utilization that occurs in the territories of the United States, such as Puerto Rico and the Virgin Islands, effective April 1, 2017. Further, beginning in 2011, PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. For example, pharmaceutical companies are required to track certain payments made to physicians and teaching hospitals, and the first reports were due in 2014 and the reported information was made publicly available on a searchable website in September 2014. We will not know the full effects of PPACA until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the full effect of PPACA, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.
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
If we face allegations of noncompliance with the law and encounter sanctions, our reputation, revenues and liquidity may suffer, and our potential products could be subject to restrictions or withdrawal from the market.
Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from our potential products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from our product sales, our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.
If our product candidates receive regulatory approval, we will be subject to ongoing regulatory requirements and we may face future development, manufacturing and regulatory difficulties.
Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping, submission of safety and other post- market approval information, importation and exportation. In addition, approved products, manufacturers and manufacturing facilities are required to comply with extensive FDA and EMA, requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, we and our potential future contract manufacturers will be subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work will be required to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and EMA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our potential products. Promotional communications with respect to prescription drugs also are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Accordingly, once approved, we may not promote our products, if any, for indications, uses or claims for which they are not approved.

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

We may not be able to identify additional therapeutic opportunities for our potential product candidates or to expand our portfolio of product candidates.
We may explore other therapeutic opportunities in ophthalmology and seek to commercialize a portfolio of new ophthalmic drugs in addition to our product candidates that we are currently developing.
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
Our current product candidates are all designed to treat patients with glaucoma, and the success or failure of any one of our product candidates could impact sales of our other potential products in the future.
Our current product candidates are designed to be once-daily dosed ROCK inhibitor eye drops to be applied topically to lower IOP for the treatment of glaucoma through various MOAs. Accordingly, increased sales for one of our potential products may negatively impact sales for our other potential products. Our commercialization strategy is unique for each of our product candidates. However, we cannot guarantee that cannibalization of sales among our potential product lines will not occur in the future. Because each of our current product candidates are ROCK inhibitor eye drops designed to treat patients with glaucoma, any challenges or failures with respect to any of these potential products could negatively impact sales or the public perception of our other potential products.
Risks Related to Our Financial Position and Need for Additional Capital
We currently have no source of revenue and may never become profitable.
We are a clinical-stage pharmaceutical company with a limited operating history. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of our product candidates for the management of glaucoma and obtain the necessary regulatory approvals for our product candidates. We have never been profitable, have no products approved for commercial sale and to date have not generated any revenue from product sales. Even if we receive regulatory approval for our product candidates for commercial sale, we do not know when such potential products will generate revenue, if at all. Our ability to generate product revenue depends on a number of factors, including our ability to:

•	successfully complete clinical development, and receive regulatory approval, for our product candidates;

•	set an acceptable price for our potential products and obtain adequate reimbursement from third-party payors;

•	obtain or manufacture commercial quantities of our potential products at acceptable cost levels; and

•	successfully market and sell our potential products in the United States and abroad.
In addition, because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are required by the FDA or other regulatory authorities to perform studies in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of these product candidates.
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
We have incurred losses in each year since our inception in June 2005. Our net losses were $74.4 million, $48.1 million and $31.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $217.6 million.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have devoted the majority of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and issuance of convertible debt, including the completion of our IPO in October 2013, the issuance of the 2014 Convertible Notes in September 2014 and the issuance and sale of common stock pursuant to our “at-the-market” sales agreements. Our product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.
We expect our research and development expenses to continue to be significant in connection with our ongoing and planned Phase 3 registration trials. In addition, if we obtain regulatory approval for our product candidates, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have a material adverse effect on our stockholders’ equity (deficit), financial position, cash flows and working capital.
We may need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our primary product candidates.
Our operations have consumed substantial amounts of cash since inception. In October 2013, we received net proceeds from our IPO of approximately $68.3 million, after deducting underwriting discounts and commissions and expenses. Since our IPO, we have raised additional net proceeds of approximately $122.9 million from the issuance of the 2014 Convertible Notes and approximately $50.5 million through “at-the-market” sales during 2015. We may need to obtain additional financing to fund our future operations. Additionally, we may need to obtain additional financing to conduct additional trials for the approval of our drug candidates if requested by regulatory bodies, and completing the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.
Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, timing, scope and costs of our clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities;

•	the time and cost necessary to establish internal manufacturing capabilities, if any, or arrangements with third-party manufacturers;

•	our ability to successfully commercialize our product candidates;

•
the amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our potential products, including the cost and timing of expanding our marketing and sales capabilities;

•	the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	cash requirements of any future acquisitions and/or the development of other product candidates;

•	the costs of operating as a public company;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
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
We believe that our existing cash and cash equivalents and investments and any future sales under our current “at-the-market” sales agreements will be sufficient to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, approval by the FDA and product commercialization, pending successful outcome of the trials. However, until we can generate a sufficient amount of revenue, we may be required to obtain further funding through other public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.
Our substantial leverage and related obligations could adversely affect our financial condition and restrict our operating flexibility.
We have substantial debt and related obligations. As of December 31, 2015, our total indebtedness consisted of our $125.0 million aggregate principal amount of 2014 Convertible Notes. Our substantial level of debt and related obligations, including interest payments, covenants and restrictions, could have important consequences, including the following:

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
We are a clinical-stage company. We were incorporated and commenced active operations in the second quarter of 2005. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and developing our product candidates. We have not yet demonstrated our ability to successfully complete a Phase 3 program, obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a product development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
Determining our income tax rate is complex and subject to uncertainty.
The computation of income tax provisions is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. GAAP. Our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. For these reasons, our actual income taxes may be materially different than our provision for income tax.
Our ability to use our net operating loss carry-forwards may be limited.
If we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), or similar state provisions, we may be subject to annual limits on our ability to utilize net operating loss carry-forwards. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning 5% or more of our total equity value. As of December 31, 2015, we had federal and state net operating losses of approximately $61.1 million which begin to expire at various dates beginning in 2024, if not utilized. Certain transactions occurred in 2015 and prior years that resulted in ownership changes as defined under Section 382 and similar state provisions, which will limit the future use of certain federal and state net operating loss carry-forwards. Those federal and state net operating losses that are not limited are included as deferred tax assets and have been fully offset by a valuation allowance as of December 31, 2015.
The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.
Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our potential future foreign earnings. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
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
Risks Related to Our Reliance on Third Parties
We currently have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of our product candidates in accordance with manufacturing regulations until such a time when we can develop internal manufacturing capabilities, if at all.
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

With respect to production of our potential commercial products in the future, if and when our product candidates are approved for marketing by the applicable regulatory authorities, we plan to outsource the production of the active pharmaceutical ingredients and final product manufacturing until such a time when we can develop internal manufacturing capabilities, if at all. We have entered into a contractual relationship for the final commercial drug product manufacturing. However, we do not have any current contractual relationships for the commercial production of the active pharmaceutical ingredients. This process is difficult and time consuming and we can give no assurance that we will enter any future commercial supply agreements with any manufacturers on favorable terms or at all.
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

If we or third-party manufacturers fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.
Before we or a third party can begin commercial manufacture of our product candidates and potential products, we or the third party must obtain regulatory approval of our or their manufacturing facilities, processes and quality systems.
Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, we or any potential third-party manufacturer may be unable to initially pass federal, state or international regulatory inspections in a cost effective manner. If we or our contract manufacturers are not approved by the FDA, our commercial supply of drug substance will be significantly delayed and may result in significant additional costs.
In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities, before and after product approval, and must comply with cGMP. We or our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If we or a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition.
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

Any current collaboration arrangement or collaboration arrangement that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our current and potential future product candidates.
We continually explore and discuss additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners. We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our current and potential future product candidates. We will face, to the extent that we decide to enter into additional collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements and the terms of such arrangements may not be favorable to us. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.
Disagreements between parties to a collaboration arrangement regarding research, clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.
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
We do not currently have the infrastructure necessary for distributing pharmaceutical products to patients. We intend to contract with third-party logistics wholesalers to warehouse these products and distribute them to pharmacies. This distribution network will require significant coordination with our sales and marketing and finance organizations. Failure to secure contracts with wholesalers could negatively impact the distribution of our potential products, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of our potential products will be delayed or severely compromised and our results of operations may be harmed.
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
Our intellectual property includes issued patents and pending patent applications for compositions of matter and methods of use. As of December 31, 2015, we own 18 patents and have 16 patent applications in the United States and certain foreign jurisdictions for our primary product candidates Rhopressa™ and Roclatan™. Patent protection for Roclatan™ arises from the U.S. patents that cover Rhopressa™. The patents cover composition of matter and method of use. We own 40 patents and have 11 pending patent applications in the United States and certain foreign jurisdictions relating to our previously discontinued product candidates and other proprietary technology. See “Business—Intellectual Property” included elsewhere in this report for further information about our issued patents and patent applications.
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
Our commercial success will depend significantly on maintaining and expanding patent protection for our product candidates, as well as successfully defending our current and future patents against third-party challenges. As of December 31, 2015, we own 58 patents and have 27 pending patent applications in the United States and certain foreign jurisdictions relating to our current and previously discontinued product candidates and proprietary technology. See “Business—Intellectual Property” included elsewhere in this report for further information about our issued patents and patent applications. Our issued patents include 18 patents for composition of matter and method of use covering our lead product candidate, Rhopressa™ in the United States and certain foreign jurisdictions. These patents also cover our other primary product candidate Roclatan™ to the extent that Rhopressa™ forms a part of Roclatan™. The remainder of our portfolio is made up of patents covering previously discontinued product candidates and other proprietary technology and pending patent applications that have not yet been issued by the USPTO, or any other jurisdiction that cover our current and previously discontinued product candidates or other proprietary technology.
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

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Vicente Anido, Jr., our Chairman of the Board of Directors and Chief Executive Officer, Thomas A. Mitro, our President and Chief Operating Officer, Richard J. Rubino, our Chief Financial Officer or Casey C. Kopczynski, our Chief Scientific Officer, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not currently carry “key person” insurance on the lives of members of executive management. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.
We are currently a small company with 70 full-time employees as of December 31, 2015. In order to commercialize our potential products, we will need to substantially increase our operations. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company. We expect to expand our employment base to approximately 300 when we are in the full commercial stages of our current potential products’ life cycle.
Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our management, personnel and systems currently in place may not be adequate to support our future growth. Our future financial performance and our ability to commercialize our potential products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our clinical trials and the regulatory process effectively;

•	manage the manufacturing of product candidates and potential products for clinical and commercial use;

•	integrate current and additional management, administrative, financial and sales and marketing personnel;

•	develop a marketing and sales infrastructure;

•	hire new personnel necessary to effectively commercialize our product candidates;

•	continue to develop and maintain our administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.
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
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets. For instance, if and when our product candidates are approved, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass through price increases to patients. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations.
Interest rates and the ability to access credit markets could also adversely affect the ability of patients, payors and distributors to purchase, pay for and effectively distribute our potential products. Similarly, these macroeconomic factors could affect the ability of our potential future contract manufacturers, sole-source or single-source suppliers, collaboration partners or licensees to remain in business or otherwise develop, manufacture or supply product. Failure by any of them to remain in business could affect our ability to manufacture potential products.
If we engage in acquisitions or licenses in the future, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions or licenses.
We may attempt to acquire or license businesses, technologies, services, products or product candidates in the future that we believe are a strategic fit with our business. We have no present agreement regarding any material acquisitions or licenses. However, if we do undertake any acquisitions or licenses, the process of integrating an acquired or licensed business, technology, service, product or product candidate into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions or licenses could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions or licenses could also result in the incurrence of debt, actual or contingent liabilities or the amortization of expenses related to intangible assets, any of which could adversely affect our operating results.
We have limited experience identifying, negotiating and implementing acquisitions or licenses of additional businesses, technologies, services, products or product candidates, which is a lengthy and complex process. The market for acquiring or licensing businesses, technologies, services, products or product candidates is intensely competitive, and other companies, including some with substantially greater financial, marketing and sales resources, may also pursue strategies to acquire or license businesses, technologies, products or product candidates that we may consider attractive. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.
We have limited resources to identify and execute the acquisition or licensing of additional businesses, technologies, services, products, or product candidates and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire or license the rights to additional businesses, technologies, services, products or product candidates on terms that we find acceptable, or at all. In particular, any product candidate that we acquire or license may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.
Business interruptions could delay us in the process of developing our potential products and could disrupt our potential sales.
Our principal executive offices are located in Irvine, California, our clinical and finance operations are located in Bedminster, New Jersey and our research and development facility is located in Durham, North Carolina. We are vulnerable to natural disasters, such as severe storms and other events that could disrupt our operations. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.
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
Risks Related to Ownership of Our Common Stock
The market price of our common stock has been, and may continue to be, highly volatile.
Our stock price has been volatile and is likely to continue to be volatile. The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant impact on the market price of our common stock:

•	the results of our testing and clinical trials, including the results of our Phase 3 registration trials for RhopressaTM and RoclatanTM;

•	announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	any adverse changes to our relationships with manufacturers, suppliers, licensees or collaboration partners;

•	the results of our efforts to acquire or license additional product candidates;

•	variations in the level of expenses related to our existing product candidates or preclinical and clinical development programs;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the capital markets;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
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
We believe that we have meritorious defenses and intend to defend the lawsuit vigorously. The outcome of this lawsuit is necessarily uncertain, we could be forced to expend significant resources in the defense of this suit and we may not prevail. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, financial condition and results of operations. In addition, the uncertainty of the currently pending litigation could lead to volatility in our stock price.
If our stock price experiences volatility, we may be the subject of additional securities litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus on our business activities. Any adverse determination in litigation could also subject us to significant liabilities.
Certain of our existing stockholders, executive officers and directors own a significant percentage of our common stock and may be able to influence or control matters submitted to our stockholders for approval.
Our officers and directors, and stockholders who own more than 5% of our outstanding common stock, beneficially own approximately 66.1% of our common stock as of December 31, 2015. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with ownership concentration. Some or all of our stockholders may be able to influence or determine matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.
This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interest, and certain of our existing stockholders may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
Additionally, under certain circumstances, our amended and restated certificate of incorporation renounces any interest or expectancy that we have in, or in being offered an opportunity to participate in, corporate opportunities that are presented to certain of our existing stockholders or their affiliates and certain other related parties (whether or not any such person is our director). These provisions will apply even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
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
The trading market for our common stock may be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will continue to cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, the listing requirements of the securities exchange on which our common stock is traded, and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC and NASDAQ may also impose various additional requirements on public companies. As a result, we have incurred, and we will continue to incur, additional legal, accounting and other expenses that we did not incur as a nonpublic company, particularly after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
The JOBS Act allows us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our company and adversely affect the market price of our common stock.
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
We currently take advantage of some, but not all, of the reduced regulatory and reporting requirements that are available to us so long as we qualify as an “emerging growth company.” For example, we have irrevocably elected under Section 107 of the JOBS Act not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Our independent registered public accounting firm is not required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide investors with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in Irvine, California, our clinical and finance operations are located in Bedminster, New Jersey and our research and development facility is located in Durham, North Carolina. Our Irvine, California location consists of approximately 14,500 square feet of office space under a lease that expires in January 2021 and our Bedminster, New Jersey location consists of approximately 14,000 square feet of office space under a lease that expires in August 2020. Our research and development facility consists of approximately 19,500 square feet of laboratory and office space under a lease agreement that expires in January 2022. We may require additional space and facilities as our business expands.
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
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol “AERI.” On February 25, 2016, the closing price for our common stock as reported on the NASDAQ Global Market was $16.34. The following table sets forth the high and low intraday sale prices per share of our common stock for the periods indicated as reported by the NASDAQ Global Market.

	High	Low
2015
Fourth Quarter	$28.21	$16.52
Third Quarter	33.25	14.29
Second Quarter	35.89	8.84
First Quarter	32.07	22.36

2014
Fourth Quarter	$32.50	$19.46
Third Quarter	27.25	16.05
Second Quarter	29.71	13.66
First Quarter	27.15	15.03
Stockholders
As of February 25, 2016, we had 26,511,882 shares of common stock outstanding held by approximately 8 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Comparison of Cumulative Total Return*
Among Aerie Pharmaceuticals Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index
$350.00
$320.00
$290.00
$260.00
$230.00
$200.00
$170.00
$140.00
$110.00
$80.00
10/25/2013
12/31/2013
12/31/2014
12/31/2015
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
Dividend Policy
We have not declared or paid any cash dividends on our capital stock in the last two fiscal years. We currently anticipate that we will retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of our current and any future debt agreements may preclude us from paying dividends. As a result, we anticipate that only appreciation of the price of our common stock, if any, will provide a return to investors for at least the foreseeable future.
Purchase of Equity Securities
We did not purchase any of our equity securities during the period covered by this report.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
On November 3, 2014, we filed a shelf registration statement on Form S-3 (Registration No. 333-199821), which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that was offered, issued and sold by us under the “at-the-market” sales agreement was included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of December 31, 2015, we had no availability to issue shares under this “at-the-market” sales agreement.
On November 6, 2015, we filed a prospectus supplement to the base prospectus dated November 10, 2014. The prospectus supplement permits the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under separate “at-the-market” sales agreements with RBC Capital Markets, LLC and Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under these “at-the-market” sales agreements is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of December 31, 2015, $48.1 million remained available for issuance under these “at-the-market” sales agreements.
For the year ended December 31, 2015, we issued and sold 1,754,556 shares of our common stock under the “at-the-market” sales agreements and received net proceeds of $50.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses. There were no sales of securities registered pursuant to the shelf registration statement for the year ended December 31, 2014.
We currently hold the net proceeds from the “at-the-market” sales as cash deposits and in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds as described in our shelf registration statement filed on November 3, 2014.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data for the periods and as of the dates indicated. You should read the following selected financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. We have derived the statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this report. We have derived the statement of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	YEAR ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
	(in thousands)
Statement of Operations Data:
General and administrative	$(30,635)	$(20,103)	$(10,287)	$(5,020)	$(3,521)
Research and development	(44,451)	(29,869)	(11,883)	(9,273)	(10,695)
Loss from operations	(75,086)	(49,972)	(22,170)	(14,293)	(14,216)
Other income (expense), net	862	1,839	(8,978)	(685)	1,249
Net loss before income taxes	$(74,224)	$(48,133)	$(31,148)	$(14,978)	$(12,967)
Income tax expense	(139)	—	—	—	—
Net loss	$(74,363)	$(48,133)	$(31,148)	$(14,978)	$(12,967)
Net loss attributable to common stockholders—basic and diluted(1)	$(74,363)	$(48,133)	$(31,598)	$(15,643)	$(13,419)
Net loss per share attributable to common stockholders—basic and diluted(1)	$(2.88)	$(2.00)	$(6.38)	$(16.39)	$(14.50)
Weighted average number of common shares outstanding—basic and diluted(1)	25,781,230	24,086,651	4,955,760	954,695	925,625

	AS OF DECEMBER 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$91,060	$85,586	$69,649	$2,925	$15,068
Short-term investments	45,502	54,339	—	—	—
Long-term investments	13,808	18,275	—	—	—
Total assets	159,127	159,835	70,458	3,219	15,458
Notes payable, net of discount, and accrued interest thereon	—	—	—	2,347	—
Warrants liability—related parties	—	—	—	2,456	1,098
Convertible notes, net of discounts	123,236	122,906	—	—	—
Convertible preferred stock	—	—	—	60,898	60,348
Total stockholders’ equity (deficit)	18,775	28,042	66,976	(63,919)	(48,697)
 ____________________

(1)
Prior to 2014, net loss attributable to common stockholders reflects the accretion on convertible preferred stock and, where applicable, preferred stock dividends. See Note 2 to our audited consolidated financial statements appearing elsewhere in this report for an explanation of the method used to calculate the basic and diluted net loss per share attributable to common stockholders.

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
Overview
We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our two advanced stage product candidates are designed to lower intraocular pressure, or IOP, in patients with open-angle glaucoma and ocular hypertension. Both product candidates are taken once-daily and have shown in preclinical and clinical trials to be effective in lowering IOP, with novel mechanisms of action, or MOAs, and a positive safety profile. Our lead product candidate is once-daily, Rhopressa™ (netarsudil ophthalmic solution) 0.02%. We successfully completed our second Phase 3 registration trial for Rhopressa™, named “Rocket 2,” in September 2015, which will be the pivotal trial for a New Drug Application, or NDA, filing with the U.S. Food and Drug Administration, or FDA, that we expect to submit in the third quarter of 2016. The primary clinical efficacy endpoint was to demonstrate non-inferiority of IOP lowering for Rhopressa™ compared to timolol in a 90-day efficacy period. The final primary baseline IOP ranges for Rocket 2 were above 20 mmHg, or millimeters of mercury, to below 25 mmHg. In addition to successfully achieving non-inferiority to timolol at this endpoint range, the recently reported topline 12-month safety data from Rocket 2 confirmed a positive safety profile for the drug and demonstrated a consistent IOP lowering effect throughout the 12-month period at the specified timepoint.

As background, the final primary endpoint range for Rocket 2 was updated from the original trial design, which included baseline IOPs of up to 27 mmHg. This change in endpoint range was made while Rocket 2 was in progress and prior to the database being locked, and was performed with FDA agreement. The reason for the change was the failure of our first Phase 3 registration trial for Rhopressa™, named “Rocket 1.” This 90-day efficacy trial did not meet its primary clinical efficacy endpoint of demonstrating non-inferiority of IOP lowering for Rhopressa™ compared to timolol at its primary range of above 20 mmHg to below 27 mmHg, which we reported in April 2015 (while Rocket 2 was already underway). Rocket 1 was successful at its pre-specified secondary endpoint range of above 20 mmHg and below 24 mmHg, and it was agreed by the FDA that Rocket 1, because of its success in meeting the secondary endpoint range, could be used as supportive to Rocket 2 for the upcoming NDA filing.

We are also conducting a third Phase 3 registration trial for Rhopressa™, named “Rocket 3,” in Canada, which is a supplementary 12-month safety-only trial and is not required for NDA filing purposes. In addition, we are conducting a fourth Phase 3 registration trial for Rhopressa™, named “Rocket 4,” in the U.S., which is designed to generate the six-month safety data that will be needed for European approval purposes, and is also not required for NDA filing purposes. We expect to report the topline 90-day interim efficacy data for Rocket 4 in the fourth quarter of 2016.

Our second product candidate is once-daily Roclatan™ (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005%. Roclatan™ is a fixed-dose combination of Rhopressa™ and latanoprost, which is the most commonly prescribed drug for the treatment of patients with glaucoma. It currently has one Phase 3 registration trial in process with a second about to start, after having successfully completed a Phase 2b clinical trial for patients with open-angle glaucoma and ocular hypertension in June 2014. In the Phase 2b clinical trial, Roclatan™ achieved its primary efficacy endpoint on day 29 and statistical superiority over individual components at all timepoints. We believe Roclatan™ has the potential to provide a greater IOP-lowering effect than any currently approved glaucoma product. Therefore, we believe that RoclatanTM, if approved, could compete with both PGA and non-PGA therapies and become the product of choice for patients requiring maximal IOP lowering, including those with higher IOPs and those who present with significant disease progression despite currently available therapies.

The first Phase 3 registration trial for Roclatan™ , named “Mercury 1,” commenced in September 2015. We expect to commence our second Phase 3 registration trial for Roclatan™ , named “Mercury 2,” in March 2016. Mercury 1 is a 12-month safety trial which includes a 90-day interim efficacy readout and Mercury 2 is a 90-day efficacy trial. If both Mercury

1 and Mercury 2 are successful, we expect to file an NDA for Roclatan™ in the second half of 2017, approximately one year after the NDA filing for Rhopressa™.

We believe our clinical plans for both Rhopressa™ and Roclatan™ are already in place to satisfy European regulatory requirements. In addition to Rocket 1 and Rocket 2, the Rocket 4 trial is designed to provide adequate six-month safety data for Rhopressa™ to meet European requirements. Based on our Rhopressa™ clinical plan, we expect to file for regulatory approval in Europe by mid-2017. While Mercury 1 and Mercury 2 will be used for European approval of Roclatan™, we also plan to initiate a third Phase 3 registration trial for Roclatan™, named Mercury 3,” in Europe in the first half of 2017. Mercury 3 will be designed to compare Roclatan™ to a fixed dose combination product broadly marketed in Europe, which if successful should improve our commercialization prospects in that region.

Our stated objective is to build a major ophthalmic pharmaceutical company. In addition to our primary product candidates, Rhopressa™ and Roclatan™, we are also exploring the longer-term impact of Rhopressa™ on the diseased trabecular meshwork, as well as neuroprotection, and evaluating possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. In February 2015, we issued a research update on preclinical results demonstrating the potential for Rhopressa™ to have disease-modifying activity in glaucoma patients by stopping fibrosis in the trabecular meshwork, and also increasing perfusion in the trabecular outflow pathway thus increasing both drainage and the delivery of nutrients to the diseased tissue. Additionally, our preclinical small molecule, AR-13154, has shown preclinically the potential to decrease lesion size in wet age-related macular degeneration (AMD) at numerically higher levels than a current market-leading product.

We may license, acquire or develop additional product candidates and technologies to broaden our presence in ophthalmology. In August 2015 and September 2015, we entered into collaboration and license arrangements with GrayBug, Inc. and Ramot at Tel Aviv University, Ltd., respectively, neither of which represents a material financial commitment by Aerie. Our collaboration with GrayBug is focused on researching the potential use of their biodegradable polymer technology to deliver a version of AR-13154 to the back of the eye over a sustained period of time. With Ramot, we are evaluating a Ramot preclinical anti-beta amyloid small molecule, named EG-30, for neuroprotection in glaucoma and reduction of geographic atrophy in advanced dry AMD. We continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners.

Our strategy includes developing our business outside of North America, including obtaining regulatory approval on our own for our lead product candidates in Europe and possibly obtaining regulatory approval through the use of a partner in Japan. Regarding our international commercialization strategy, if our product candidates are successful, we may potentially commercialize ourselves or with a partner in Europe, and likely with a partner in Japan. We expect to finalize our European commercialization strategy by the end of 2016.
In March 2015, we revised our corporate structure to align with our business strategy outside of North America by establishing Aerie Pharmaceuticals Limited, a wholly-owned subsidiary organized under the laws of the Cayman Islands (“Aerie Limited”). In addition, we assigned the beneficial rights to our non-U.S. and non-Canadian intellectual property to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, we and Aerie Limited entered into a research and development agreement and cost sharing agreement pursuant to which we and Aerie Limited will share the costs of the development of intellectual property. Additionally, in April 2015, we continued to prepare for foreign-based activities and established Aerie Pharmaceuticals Ireland Limited (“Aerie Ireland Limited”) as a wholly-owned subsidiary of Aerie Limited to develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment pursuant to a license arrangement to be entered into between Aerie Limited and Aerie Ireland Limited. We are currently evaluating the possibility of constructing an Aerie manufacturing plant in Ireland.
We have incurred net losses since our inception in June 2005. Our operations to date have been limited to research and development and raising capital. As of December 31, 2015, we had an accumulated deficit of $217.6 million. We recorded net losses of $74.4 million, $48.1 million and $31.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval and preparing for potential commercialization of our product candidates.
We expect our research and development expenses to increase as we continue to initiate and conduct clinical trials for our Rhopressa™ and Roclatan™ product candidates and pursue regulatory approval. As we prepare for commercialization, we will likely incur significant commercial, sales, marketing and manufacturing expenses. Since our initial public offering (“IPO”) in October 2013, we are also incurring additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses at least for the next several years.

Prior to our IPO, we raised net cash proceeds of $78.6 million from the private placement of convertible preferred stock and convertible notes. Prior to and in connection with our IPO, all outstanding shares of convertible preferred stock and all convertible notes were converted into shares of common stock. On October 30, 2013, we completed our IPO and raised net proceeds of approximately $68.3 million, after deducting underwriting discounts and commissions of $5.4 million and expenses of $3.6 million.
Since our IPO, we have issued $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”), for which we received net proceeds of approximately $122.9 million, after deducting discounts and issuance costs of $2.1 million, and issued 1,754,556 shares of our common stock under our “at-the-market” sales agreements, for which we received net proceeds of approximately $50.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses.
Proceeds from our “at-the-market” sales in 2015, the 2014 Convertible Notes financing in September 2014, our IPO in October 2013 and any future sales under our current “at-the-market” sales agreements are currently expected to provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing Rhopressa™ and Roclatan™, approval by the FDA and product commercialization, pending successful outcome of the trials. We also intend to use the proceeds in part for general corporate purposes and potentially for strategic growth opportunities.
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
Expenses relating to activities, such as manufacturing and stability and toxicology studies, that are supportive of the product candidate itself, are classified as direct non-clinical. Expenses relating to clinical trials and similar activities, including costs associated with CROs, are classified as direct clinical. Expenses relating to activities that support more than one development program or activity such as personnel costs, stock-based compensation, facilities and depreciation are not allocated to direct clinical or non-clinical expenses and are separately classified as “unallocated.”
The following table shows our research and development expenses by product candidate and by type of activity for the years ended December 31, 2015, 2014 and 2013:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(in thousands)
RhopressaTM
Direct non-clinical	$6,958	$8,765	$3,410
Direct clinical	15,635	10,994	1,607
Total	$22,593	$19,759	$5,017
RoclatanTM
Direct non-clinical	$2,151	$690	$481
Direct clinical	4,240	1,869	234
Total	$6,391	$2,559	$715
Discontinued product candidates
Direct non-clinical	$56	$89	$596
Direct clinical	—	1	2,965
Total	$56	$90	$3,561
Unallocated	15,411	7,461	2,590
Total research and development expense	$44,451	$29,869	$11,883
For the periods presented, we did not incur significant direct non-clinical or direct clinical costs for our exploration of the impact of Rhopressa™ on the diseased trabecular meshwork and neuroprotection or for possible uses of our existing proprietary portfolio of Rho Kinase inhibitors beyond glaucoma. Costs for these activities were primarily comprised of internal personnel costs and were included in unallocated expenses. Costs associated with our current collaboration arrangements were also included in unallocated expenses. Discontinued product candidates relate to previously developed AR-12286 and related compounds for which further development for the treatment of glaucoma was discontinued in 2013.
Research and development activities associated with the discovery and development of new drugs and products for the treatment of diseases of the eye are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase as we continue to conduct clinical trials for our product candidates, or if the FDA requires us to conduct additional trials for approval, and explore additional product candidates and technologies to broaden our presence in ophthalmology.
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
Our expenses related to clinical trials are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with research institutions, consultants and CROs that assist in conducting and managing clinical trials. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If future timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis. Historically, such modifications have not been material.
As a result of the uncertainties discussed above, we are unable to determine with certainty the duration and completion costs of our development programs or precisely when and to what extent we will receive revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for one or more of our product candidates. The duration, costs and timing of clinical trials and development of any product candidates will depend on a variety of factors, including the uncertainties of future preclinical studies and clinical trials, uncertainties in the clinical trial enrollment rate and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including efficacy and tolerability profiles, manufacturing capability, competition, and commercial viability.
Other Income (Expense), Net
Other income consists of interest earned on our cash and cash equivalents and investments as well as the net proceeds from the sale of our net operating loss tax benefits for the state of New Jersey. Refer to Note 3 to our audited consolidated financial statements appearing elsewhere in this report for further information.

Other expense consists of interest expense under our convertible notes, including the 2014 Convertible Notes, amortization of debt discounts and issuance costs and other miscellaneous expense.
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
Our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements included elsewhere in this report. The following accounting policies are the most critical in fully understanding and evaluating our reported financial results and affect significant judgments and estimates that we use in the preparation of our financial statements.

Accrued Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to CROs in connection with clinical trials;

•	fees paid to investigative sites in connection with clinical trials; and

•	fees paid to contract manufacturing organizations and service providers that assist in conducting preclinical and clinical trials.
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
Fair Value Measurements
We record certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of our financial instruments, including cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The carrying amounts of long-term investments represent their estimated fair values. The estimated fair value of the 2014 Convertible Notes was $140.1 million and $163.8 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the consolidated balance sheets.
Stock-Based Compensation
We recognize compensation costs related to stock options granted to employees ratably over the requisite service period, which in most cases is the vesting period of the award for employees, based on the estimated fair value of the awards on the date of grant. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of the awards granted to non-employees is re-measured each period until the related service is complete. Compensation expense related to restricted stock awards is based on the market value of our common stock on the grant date and is expensed ratably over the vesting period. Compensation expense for stock purchase rights under our employee stock purchase plan is measured and recognized on the date that we become obligated to issue shares of our common stock and is based on the difference between the fair value of our common stock and the purchase price on such date.
Stock-based compensation expense was $12.9 million, $9.2 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had $29.9 million of unrecognized compensation expense.
The intrinsic value of all stock options outstanding as of December 31, 2015 was $55.9 million, of which $37.3 million and $18.6 million related to stock options that were vested and unvested, respectively, at that date.

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

•
Volatility. We calculate expected volatility based on our historical volatility in combination with reported data for a selected group of similar publicly traded companies, or guideline peer group, for which the relevant historical information is available. We selected representative companies from the pharmaceutical industry with similar characteristics to us, including stage of product development and therapeutic focus. We will continue to use a combination of our historical volatility and the guideline peer group volatility information for the foreseeable future.

•
Expected Term. We used the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as we do not have sufficient historical exercise and post-vesting termination data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The midpoint between the vesting date and the maximum contractual expiration date is used as the expected term under this method.

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

•
Dividend Yield. Except for a one-time cash dividend related to the spin-off of certain non-core intellectual property that occurred in 2012, we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised.
Key weighted average assumptions utilized in the fair value calculation for the underlying common stock as of December 31, 2015, 2014 and 2013 appear in the table below.

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Expected term (years)	6.07	6.25	6.25
Expected stock price volatility	74.11%	80.44%	79.20%
Risk-free interest rate	1.63%	1.90%	1.78%
Dividend yield	—	—	—

Stock Purchase Warrants
We account for our stock purchase warrants as either equity or liabilities based upon the characteristics and provisions of the underlying instruments. Warrants classified as equity are recorded at their fair value on the date of issuance as additional paid-in capital on the consolidated balance sheets and no further adjustments are made to their valuation. Warrants classified as liabilities are recorded at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until the earlier of the exercise or expiration of the applicable warrants or until such time that the warrants are no longer determined to be derivative instruments. The fair value changes are recognized as income (decreases in fair value) or expense (increases in fair value) in Other income (expense), net in the consolidated statements of operations and comprehensive loss. The fair value of these liabilities is estimated using the Black-Scholes method, which, under our facts and circumstances, approximates, in all material respects, the values determined when using a Monte Carlo simulation.
The Black-Scholes method and the Monte Carlo simulation require the use of subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk free interest rate and the fair value of the underlying equity securities. The fair value of the underlying common stock is determined as discussed above under “—Stock-Based Compensation.”

Tax Valuation Allowance
A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We provided a full valuation allowance on our deferred tax assets that consist of net federal and state net operating losses, stock based compensation and tax credits. Due to our three year cumulative loss position, history of operating losses and lack of available evidence supporting future taxable income, we believe that a valuation allowance on our deferred tax assets as of December 31, 2015 remains appropriate.
Results of Operations
Comparison of the Years Ended December 31, 2015 and 2014
The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014:

	YEAR ENDED DECEMBER 31,		INCREASE (DECREASE)	% INCREASE (DECREASE)
	2015	2014
	(in thousands)
Expenses
General and administrative	$(30,635)	$(20,103)	$10,532	52%
Research and development	(44,451)	(29,869)	14,582	49%
Other income (expense), net	862	1,839	(977)	N/A
Net loss before income taxes	$(74,224)	$(48,133)
General and administrative expenses
General and administrative expenses increased by $10.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily associated with the expansion of our employee base to support the growth of our operations. Personnel costs increased by $4.5 million, including an increase in employee stock based compensation expense of $2.6 million and an increase in salaries and related expenses of $1.9 million, and facilities, travel and other expenses increased by $2.4 million. Outside professional fees increased by $3.6 million as a result of the IP Assignment and associated tax and legal activities, as well as increased system integration expenses.
Research and development expenses
For the year ended December 31, 2015, our research and development activity was primarily associated with Phase 3 registration trials for Rhopressa™ and Roclatan™. Research and development expenses increased by $14.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Costs for Roclatan™ increased $3.8 million as direct clinical costs increased $2.4 million and direct non-clinical costs increased $1.4 million as a result of commencing Mercury 1 and preparatory activities for our other Phase 3 registration trials for Roclatan™. Costs for Rhopressa™ increased by $2.8 million as direct clinical costs increased by $4.6 million and direct non-clinical costs decreased by $1.8 million. Both

Rocket 1 and Rocket 2 commenced in July 2014. Rocket 1 was completed in April 2015 and we received three-month topline efficacy results for Rocket 2 in September 2015. Additionally, we began to incur expenses for Rocket 4 in mid-2015. Unallocated expenses, including employee compensation, facilities and travel costs, increased by $8.0 million.
Other income (expense), net
Other income (expense), net decreased by $1.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was mainly due to an increase in interest and amortization expense of $1.9 million partially offset by an increase in income of $0.9 million related to both an increase in the sale of deferred state tax benefits to unrelated third parties of $0.6 million, as further described in Note 9 to our audited consolidated financial statements appearing elsewhere in this report, and an increase in investment income of $0.3 million.
Comparison of the Years Ended December 31, 2014 and 2013
The following table summarizes the results of our operations for the years ended December 31, 2014 and 2013:

	YEAR ENDED DECEMBER 31,		INCREASE (DECREASE)	% INCREASE (DECREASE)
	2014	2013
	(in thousands)
General and administrative expenses	$(20,103)	$(10,287)	$9,816	95%
Research and development expenses	(29,869)	(11,883)	17,986	151%
Other income (expense), net	1,839	(8,978)	10,817	N/A
Net loss before income taxes	$(48,133)	$(31,148)
General and administrative expenses
General and administrative expenses increased by $9.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily associated with the expansion of our employee base to support the growth of our operations. Personnel costs increased by $6.7 million, including employee stock based compensation expense of $5.2 million and new salaried employees and related expenses of $1.9 million. This increase in personnel costs was partially offset by a decrease in severance expense of $0.4 million related to a former employee. Outside professional fees, including audit and legal fees, board expenses and other business related activities, increased by $2.8 million and travel expenses increased by $0.3 million.
Research and development expenses
For the year ended December 31, 2014, our research and development activity was primarily associated with Phase 3 registration trials for Rhopressa™, Phase 2b clinical trials for Roclatan™ and preparatory activities for our Phase 3 clinical trials for Roclatan™. Research and development expenses increased by $18.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Costs for Rhopressa™ increased by $14.8 million as direct clinical costs and direct non-clinical costs increased $9.4 million and $5.4 million, respectively. Costs for Roclatan™ increased $1.9 million as direct clinical costs increased $1.6 million and direct non-clinical costs increased $0.2 million. Additionally, unallocated expenses including employee compensation, consulting costs and related expenses increased by $4.9 million. Research and development expenses for discontinued product candidates decreased by $3.5 million.
Other income (expense), net
Other income (expense), net increased by $10.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was mainly due to a decrease of $3.7 million in non-cash expense related to the change in the fair value of warrant liabilities and a decrease of $3.2 million in interest and amortization expense related to the 2014 Convertible Notes and the $18.0 million of convertible notes initially sold in 2012 (the “2012 Convertible Notes”). Upon closing of the IPO in October 2013, the principal and accrued interest outstanding under our 2012 Convertible Notes were converted into 1,860,363 shares of common stock resulting in a $2.7 million loss. Additionally, for the years ended December 31, 2014 and 2013, we received $2.3 million and $1.3 million, respectively, of income from the sale of deferred state tax benefits to unrelated third parties, as further described in Note 9 to our audited consolidated financial statements appearing elsewhere in this report.

Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities, including our IPO, and the issuance of convertible notes. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next two to three years, or until such a time when our product candidates are commercially successful, if at all.
Prior to our IPO, we raised net cash proceeds of $78.6 million from the private placement of convertible preferred stock and convertible notes. Prior to and in connection with our IPO, all outstanding shares of convertible preferred stock and all convertible notes were converted into shares of common stock.
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
On September 30, 2014, we issued $125.0 million aggregate principal amount of the 2014 Convertible Notes. We received net proceeds from the issuance of the 2014 Convertible Notes of approximately $122.9 million, after deducting discounts and issuance costs of $2.1 million.
On November 3, 2014, we filed a shelf registration statement on Form S-3 that permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of the our common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that was offered, issued and sold by us under this “at-the-market” sales agreement was included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of December 31, 2015, we had no availability to issue shares under this “at-the-market” sales agreement.
On November 6, 2015, we filed a prospectus supplement to the base prospectus dated November 10, 2014. The prospectus supplement permits the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under separate “at-the-market” sales agreements with RBC Capital Markets, LLC and Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under the “at-the-market” sales agreements is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of December 31, 2015, $48.1 million remained available for issuance under these “at-the-market” sales agreements.
For the year ended December 31, 2015, we issued and sold 1,754,556 shares of our common stock under the “at-the-market” sales agreements and received net proceeds of $50.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses. There were no sales of securities registered pursuant to the shelf registration statement for the year ended December 31, 2014.
As of December 31, 2015, our principal sources of liquidity were our cash and cash equivalents and investments, which totaled approximately $150.4 million.
We believe that our cash and cash equivalents and investments as of December 31, 2015 and any future sales under our current “at-the-market” sales agreements will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, approval by the FDA and product commercialization, pending successful outcome of the trials. Our ability to continue as a going concern will depend, in large part, on our ability to successfully commercialize our product candidates and generate positive cash flow from operations, neither of which is certain.

The following table summarizes our sources and uses of cash:

	YEAR ENDED DECEMBER 31,
(in thousands)	2015	2014	2013
Net cash (used in) provided by:	(in thousands)
Operating activities	$(55,746)	$(33,726)	$(16,448)
Investing activities	9,382	(73,318)	(63)
Financing activities	51,838	122,981	83,235
Net increase in cash and cash equivalents	$5,474	$15,937	$66,724
During the years ended December 31, 2015, 2014 and 2013, our operating activities used net cash of $55.7 million, $33.7 million and $16.4 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses, adjusted for certain non-cash items. The increase in net loss from operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due primarily to increases in research and development expenses and general and administrative expenses as previously described, see “Results of Operations.” For the years ended December 31, 2015, 2014 and 2013, we received $2.9 million, $2.3 million and $1.3 million, respectively, of cash proceeds from the sale of deferred state tax benefits to unrelated third parties, which decreased net cash used in operating activities.
During the year ended December 31, 2015, our investing activities provided net cash of $9.4 million primarily related to maturities and sales of available-for-sale investments of $59.5 million, which was partially offset by purchases of available-for-sale investments of $46.9 million. Additionally, we purchased $3.3 million of software and equipment to support the growth of our operations and facilitate our increased research and development activities. During the year ended December 31, 2014, our investing activities used net cash of $73.3 million primarily related to purchases of available-for-sale investments of $95.4 million, which was partially offset by maturities and sales of available-for-sale investments of $22.2 million. During the year ended December 31, 2013 our investing activities primarily related to purchases of office furnishings and equipment.

During the years ended December 31, 2015, 2014 and 2013, our financing activities provided net cash of $51.8 million, $123.0 million and $83.2 million, respectively. The net cash provided by financing activities during the year ended December 31, 2015 was primarily related to the issuance and sale of common stock under our “at-the-market” sales agreements pursuant to our shelf registration statement. During 2015, we issued and sold 1,754,556 shares of our common stock under the “at-the-market” sales agreements and received net proceeds of $50.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses. The net cash provided by financing activities during the year ended December 31, 2014 was primarily related to net proceeds of $122.9 million from the issuance of the 2014 Convertible Notes, after deducting discounts and issuance costs. The net cash provided by financing activities during the year ended December 31, 2013 was related to net proceeds of $68.3 million from our IPO and $15.0 million from the sale of the 2012 Convertible Notes.
Operating Capital Requirements
We expect to incur increasing operating losses for at least the next several years as we continue to conduct and complete Phase 3 clinical trials for Rhopressa™, initiate, conduct and complete Phase 3 clinical trials for Roclatan™ and prepare for commercialization. We currently expect that our existing cash and cash equivalents and investments and availability under our current “at-the-market” sales agreements will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, approval by the FDA and product commercialization, pending successful outcome of the trials.
We also expect to continue to incur increasing costs associated with the growth of our operations, including but not limited to, increased costs and expenses for personnel associated with the expansion of our employee base, increased business development activities, increased audit and legal fees, investor relations fees, expenses for compliance programs and various other costs.
Due to the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We based our projections on assumptions that may prove to be incorrect or unreliable or may change due to circumstances beyond our control, and as a result we may consume our available capital resources earlier than we originally projected. Our future funding requirements will depend on many factors, including, but not limited to the following:

•	timing and costs of our future preclinical studies and clinical trials for our product candidates;

•	costs of any follow-on development or products;

•	timing and cost of the ongoing supportive preclinical and clinical studies and activities for our product candidates;

•	outcome, timing and costs of seeking regulatory approval;

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

We may need to obtain additional financing to fund our future operations, including supporting our international operations and sales and marketing activities, as well as funding the ongoing development of any additional product candidates or technologies that we might license, acquire or develop internally. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders.
If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or discontinue our research and development programs or commercialization efforts.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2015:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
	(in thousands)
Operating lease and other obligations(1)	$8,428	$1,933	$3,199	$2,685	$611
Convertible Notes(2)	125,000	—	—	—	125,000
	133,428	1,933	3,199	2,685	125,611

(1)
Our operating lease and other obligations are primarily related to our principal executive office in Irvine, California, corporate office in Bedminster, New Jersey and research facility in Durham, North Carolina.

(2)
On September 30, 2014, we issued the 2014 Convertible Notes to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. On January 1, 2015, Deerfield Special Situations International Master Fund, L.P. transferred all of its rights under the 2014 Convertible Notes to Deerfield Special Situations Fund, L.P. The 2014 Convertible Notes mature on the seventh anniversary from the date of issuance, unless earlier converted. Refer to Note 8 to our audited consolidated financial statements appearing elsewhere in this report for further information.

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
In March 2015, we revised our corporate structure to align with our business strategy outside of North America and consummated the IP Assignment. Largely as a result of the IP Assignment, we reversed approximately $29.5 million of our valuation allowance on certain deferred tax assets, primarily federal and state net operating losses, as of December 31, 2015.
As of December 31, 2015, we had approximately $61.1 million of net operating loss carry-forwards which will begin to expire at various dates beginning in 2024, if not utilized.
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
Certain transactions occurred in 2015 and prior years that resulted in ownership changes as defined under Section 382 and similar state provisions which will limit the future use of certain federal and state net operating loss carry-forwards. Those federal and state net operating losses that are not limited are included as deferred tax assets and have been fully offset by a valuation allowance as of December 31, 2015, as we believe, based on our history of operating losses, it is more likely than not that the tax benefits will not be realized.

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
Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-17, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for annual periods beginning after December 15, 2016, and all annual and interim periods thereafter, with early adoption permitted. We early adopted this guidance for the year ended December 31, 2015. The adoption of this guidance, which was applied retrospectively did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for annual periods beginning after December 15, 2015, and all annual and interim periods thereafter. As permitted, we early adopted this guidance for the year ended December 31, 2015. The adoption of this guidance, which was applied retrospectively and impacted consolidated balance sheet presentation only, resulted in a reclassification of $1.3 million from Other assets, net to a direct deduction from the carrying amount of the 2014 Convertible Notes on the consolidated balance sheet as of December 31, 2014.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of December 31, 2015, totaled $91.1 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our investments totaled $59.3 million as of December 31, 2015 and consisted of certificates of deposit, commercial paper corporate bonds and government agency securities. We had cash and cash equivalents and investments of $158.2 million as of December 31, 2014. Given the short-term nature of our cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. The 2014 Convertible Notes carry a fixed interest rate and, as such, are not subject to interest rate risk. We do not have any material foreign currency or other derivative financial instruments.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 in Internal Control-Integrated Framework (2013).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
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
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2015, we implemented an enterprise resource planning (ERP) system on a world-wide basis to support our future growth and to integrate significant processes. In connection with the implementation of the ERP system, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes and accounting procedures. This implementation involved various testing, review procedures and extensive organizational training.
Except as otherwise described above, there have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 25, 2016, the Company’s Board of Directors established June 8, 2016 as the date of the next Annual Meeting of Stockholders of Aerie Pharmaceuticals, Inc. (the “2016 Annual Meeting”). Because the date of the 2016 Annual Meeting has been changed by more than 30 days from the date of the previous year’s meeting, a different deadline applies for stockholders who wish to submit a proposal to be considered for inclusion in our proxy materials for the 2016 Annual Meeting. Stockholders who wish to have a proposal considered for inclusion in our proxy materials for the 2016 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, must ensure that such proposal is received by our Secretary at 2030 Main Street, Suite 1500, Irvine, CA 92614 on or before the close of business on April 19, 2016, which we have determined to be a reasonable time before we expect to begin to print and send our proxy materials for the 2016 Annual Meeting. Nothing in this paragraph shall be deemed to require us to include in our proxy materials for such meeting any stockholder proposal which does not meet the requirements of the SEC in effect at the time. Any such proposal will be subject to Rule 14a-8 of the Exchange Act.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information set forth in the sections titled “Nominees for election as Directors,” “Information About Our Executive Officers,” “Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics” and “Audit Committee” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

AERIE PHARMACEUTICALS, INC.

Date: March 2, 2016	By:	/S/ VICENTE ANIDO, JR., PHD
Vicente Anido, Jr., PhD
Chief Executive Officer, Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ VICENTE ANIDO, JR., PHD	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	March 2, 2016
Vicente Anido, Jr., PhD

/S/ RICHARD J. RUBINO	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2016
Richard J. Rubino

/S/ GERALD D. CAGLE, PHD	Director	March 2, 2016
Gerald D. Cagle, PhD

/S/ RICHARD CROARKIN	Director	March 2, 2016
Richard Croarkin

/S/ MICHAEL M. DU TOIT	Director	March 2, 2016
Michael M. du Toit

/S/ GEOFFREY DUYK, MD, PHD	Director	March 2, 2016
Geoffrey Duyk, MD, PhD

/S/ MURRAY A. GOLDBERG	Director	March 2, 2016
Murray A. Goldberg

/S/ BENJAMIN F. MCGRAW III, PHARM. D.	Director	March 2, 2016
Benjamin F. McGraw III, Pharm. D.

/S/ JULIE MCHUGH	Director	March 2, 2016
Julie McHugh

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AERIE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Aerie Pharmaceuticals, Inc.
In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations and Comprehensive Loss, of Stockholders’ Equity (Deficit), and of Cash Flows present fairly, in all material respects, the financial position of Aerie Pharmaceuticals, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 2, 2016

AERIE PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	DECEMBER 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$91,060	$85,586
Short-term investments	45,502	54,339
Prepaid expenses and other current assets	1,865	1,122
Total current assets	138,427	141,047
Long-term investments	13,808	18,275
Furniture, fixtures and equipment, net	3,816	240
Other assets, net	3,076	273
Total assets	$159,127	$159,835
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$16,565	$8,336
Interest payable	551	551
Total current liabilities	17,116	8,887
Convertible notes, net of discounts and debt issuance costs	123,236	122,906
Total liabilities	140,352	131,793
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of December 31, 2015 and December 31, 2014; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2015 and December 31, 2014; 26,458,495 and 24,018,577 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	26	24
Additional paid-in capital	236,492	171,326
Accumulated other comprehensive loss	(179)	(107)
Accumulated deficit	(217,564)	(143,201)
Total stockholders’ equity	18,775	28,042
Total liabilities and stockholders’ equity	$159,127	$159,835
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Operating expenses
General and administrative	$(30,635)	$(20,103)	$(10,287)
Research and development	(44,451)	(29,869)	(11,883)
Loss from operations	(75,086)	(49,972)	(22,170)
Other income (expense), net	862	1,839	(8,978)
Net loss before income taxes	$(74,224)	$(48,133)	$(31,148)
Income tax expense	(139)	—	—
Net loss	$(74,363)	$(48,133)	$(31,148)
Net loss attributable to common stockholders—basic and diluted	$(74,363)	$(48,133)	$(31,598)
Net loss per share attributable to common stockholders—basic and diluted	$(2.88)	$(2.00)	$(6.38)
Weighted average number of common shares outstanding—basic and diluted	25,781,230	24,086,651	4,955,760

Net loss	$(74,363)	$(48,133)	$(31,148)
Unrealized loss on available-for-sale investments	(72)	(107)	—
Comprehensive loss	$(74,435)	$(48,240)	$(31,148)
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balances at December 31, 2012	12,120,531	$60,898	964,880	$1	$—	$—	$(63,920)	$(63,919)
Exercise of stock options	—	—	3,195	—	1	—	—	1
Vesting of restricted stock	—	—	124,966	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,858	—	—	2,858
Accretion from conversion of note payable to related parties	—	240	—	—	(240)	—	—	(240)
Accretion of stock issuance costs	—	210	—	—	(210)	—	—	(210)
Conversion of convertible preferred stock to common stock	(12,120,531)	(61,348)	12,120,531	12	61,336	—	—	61,348
Conversion of convertible notes payable and accrued interest to common stock	—	—	1,860,363	2	18,602	—	—	18,604
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions of $5,410 and offering costs of $3,644	—	—	7,728,000	8	68,218	—	—	68,226
Issuance of common stock upon net exercise of warrants	—	—	483,614	—	4,896	—	—	4,896
Reclassification of warrants from liabilities to equity	—	—	—	—	6,560	—	—	6,560
Net loss	—	—	—	—	—	—	(31,148)	(31,148)
Balances at December 31, 2013	—	—	23,285,549	23	162,021	—	(95,068)	66,976
Issuance of common stock upon exercise of stock purchase rights	—	—	10,941	—	119	—	—	119
Exercise of stock options	—	—	579,083	1	8	—	—	9
Vesting of restricted stock	—	—	143,004	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,178	—	—	9,178
Unrealized loss on available-for-sale investments	—	—	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	—	—	(48,133)	(48,133)
Balances at December 31, 2014	—	—	24,018,577	24	171,326	(107)	(143,201)	28,042
Proceeds from issuance of common stock, net of commissions and expenses of $1,496	—	—	1,754,556	2	50,371	—	—	50,373
Issuance of common stock upon exercise of stock purchase rights	—	—	5,029	—	96	—	—	96
Exercise of stock options	—	—	296,716	—	1,282	—	—	1,282
Issuance of common stock upon exercise of warrants	—	—	314,368	—	9	—	—	9
Vesting of restricted stock	—	—	69,249	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,945	—	—	12,945
Excess tax benefit	—	—	—	—	463	—	—	463
Unrealized Gain/(Loss)	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	(74,363)	(74,363)
Balances at December 31, 2015	—	$—	26,458,495	$26	$236,492	$(179)	$(217,564)	$18,775
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(74,363)	$(48,133)	$(31,148)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	252	73	64
Amortization and accretion costs related to notes payable—related parties	—	—	3,207
Amortization of deferred financing costs and debt discount	305	77	—
Amortization and accretion of premium or discount on available-for-sale investments, net	570	416	—
Interest payable—related parties	—	—	588
Loss (gain) on conversion of notes payable	—	—	2,737
Stock-based compensation	12,945	9,178	2,858
Change in fair value measurements	—	—	3,717
Changes in operating assets and liabilities
Prepaid, current and other assets	(840)	(717)	(516)
Accounts payable and other current liabilities	5,385	4,829	2,045
Interest payable	—	551	—
Net cash used in operating activities	(55,746)	(33,726)	(16,448)
Cash flows from investing activities
Purchase of available-for-sale investments	(46,872)	(95,376)	—
Maturity of available-for-sale investments	55,785	20,739	—
Sale of available-for-sale investments	3,749	1,500	—
Purchase of furniture, fixtures and equipment	(3,280)	(181)	(63)
Net cash provided by (used in) investing activities	9,382	(73,318)	(63)
Cash flows from financing activities
Proceeds from sale of common stock, net of commissions	50,451	—	—
Proceeds from exercise of stock options	1,282	9	1
Proceeds from exercise of stock purchase rights	96	119	—
Proceeds from exercise of warrants	9	—	8
Proceeds from issuance of convertible notes, net of discounts and issuance costs	—	122,853	—
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	—	—	71,870
Payments of initial public offering costs	—	—	(3,644)
Proceeds from notes payable to related parties	—	—	15,000
Net cash provided by financing activities	51,838	122,981	83,235
Net change in cash and cash equivalents	5,474	15,937	66,724
Cash and cash equivalents
Beginning of period	85,586	69,649	2,925
End of period	$91,060	$85,586	$69,649
Supplemental disclosures
Interest paid	$2,186	$—	$—
Income taxes paid	600	—	—
Non-cash financing activities
Conversion of preferred stock to common stock	$—	$—	$61,348
Conversion of convertible notes payable and accrued interest to common stock	—	—	18,604
Issuance of common stock upon net exercise of warrants	—	—	4,888
Reclassification of warrants from liabilities to equity	—	—	6,560
Accretion from conversion of note payable to related parties	—	—	240
Accretion of stock issuance costs	—	—	210
Deferred costs from issuance of convertible notes	—	25	—
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
The Company has funded its operations primarily through the sale of equity securities and issuance of convertible notes. In October 2013, the Company completed its initial public offering (“IPO”) and issued 7,728,000 shares of its common stock at an IPO price of $10.00 per share, including 1,008,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares to cover over-allotments. The Company received net proceeds from the IPO of approximately $68.3 million, after deducting underwriting discounts and commissions of $5.4 million and expenses of $3.6 million. On September 30, 2014, the Company issued $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”). The Company received net proceeds from the issuance of the 2014 Convertible Notes of approximately $122.9 million, after deducting discounts and issuance costs of $2.1 million. Refer to Note 8 for further information regarding the 2014 Convertible Notes.
On November 3, 2014, the Company filed a shelf registration statement on Form S-3 that permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that was offered, issued and sold by the Company under this “at-the-market” sales agreement was included in the $150.0 million of common stock that may be offered, issued and sold by the Company under the shelf registration statement. As of December 31, 2015, the Company had no availability to issue shares under this “at-the-market” sales agreement.
On November 6, 2015, the Company filed a prospectus supplement to the base prospectus dated November 10, 2014. The prospectus supplement permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold by the Company under separate “at-the-market” sales agreements with RBC Capital Markets, LLC and Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by the Company under these “at-the-market” sales agreements is included in the $150.0 million of common stock that may be offered, issued and sold by the Company under the shelf registration statement. As of December 31, 2015, $48.1 million remained available for issuance under these “at-the-market” sales agreements.
For the year ended December 31, 2015, the Company issued and sold 1,754,556 shares of common stock under the “at-the-market” sales agreements and received net proceeds of $50.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses. There were no sales of securities registered pursuant to the shelf registration statement for the year ended December 31, 2014.
In March 2015, the Company revised its corporate structure to align with its business strategy outside of North America by establishing Aerie Limited, a wholly-owned subsidiary organized under the laws of the Cayman Islands. In addition, Aerie assigned the beneficial rights to its non-U.S. and non-Canadian intellectual property to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, Aerie and Aerie Limited entered into a research and development agreement and cost sharing agreement pursuant to which Aerie and Aerie Limited will share the costs of the development of intellectual property. Refer to Note 9 for a description of the tax impact of the IP Assignment. Additionally, in April 2015, the Company continued to prepare for foreign-based activities and established Aerie Ireland Limited as a wholly-owned subsidiary of Aerie Limited to develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment pursuant to a license arrangement to be entered into between Aerie Limited and Aerie Ireland Limited. The Company is currently evaluating the possibility of constructing an Aerie manufacturing plant in Ireland.

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
2.    Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of Aerie and its wholly-owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the valuation of stock options and operating expense accruals. Actual results could differ from the Company’s estimates.
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.
Reverse Stock Split
The Company effected a 1-for-5 reverse stock split on October 8, 2013. Accordingly, all share and per share amounts for all preceding periods presented in these consolidated financial statements and notes hereto, have been adjusted retroactively to reflect this reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.
Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with an original term of three months or less at the date of purchase. Cash deposits are held by six financial institutions in the United States and two financial institutions in Europe.
Concentration of Credit Risk
The Company’s cash and cash equivalent balances with financial institutions exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation.
Debt Issuance Costs
Debt issuance costs consist of financing costs incurred by the Company in connection with the closing of the 2014 Convertible Notes are included as a direct deduction from the carrying amount of the 2014 Convertible Notes on the Company’s consolidated balance sheets. In connection with the Company’s adoption of ASU 2015-03 in the fourth quarter of 2015, the Company reclassified $1.3 million from Other assets, net to a direct deduction from the carrying amount of the 2014 Convertible Notes on the consolidated balance sheet as of December 31, 2014. Refer to “Recent Accounting Pronouncements” for further information regarding the reclassification. The Company amortizes debt issuance costs through the earlier of maturity or the conversion of the 2014 Convertible Notes using the effective interest method. Refer to Note 8 for further information regarding the 2014 Convertible Notes.
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
Software Capitalization
The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software including external direct costs of materials and services involved with the software development. Capitalized software costs are included in Furniture, fixtures, and equipment and are amortized over a period of three years beginning when the software project is substantially complete and the asset is ready for its intended use. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.
Research and Development Costs
Research and development costs are charged to expense as incurred and include, but are not limited to:

•	Employee-related expenses including salaries, benefits, travel and stock-based compensation expense for research and development personnel;

•	expenses incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies;

•	costs associated with preclinical activities and development activities;

•	costs associated with regulatory operations; and

•	depreciation expense for assets used in research and development activities.
Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the consolidated financial statements as prepaid expenses or accrued expenses as deemed appropriate. No material adjustments to these estimates have been recorded in these consolidated financial statements.
Stock-Based Compensation
Compensation cost of stock-based awards granted to employees is measured at grant date, based on the estimated fair value of the award. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Compensation cost for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of restricted stock awards (“RSAs”) is determined based on the fair value of the Company’s common stock on the date of grant. Stock-based compensation costs are expensed on a straight-line basis (net of estimated forfeitures) over the relevant vesting period. The fair value of unvested awards granted to non-employees is re-measured each period until the related service is complete. Compensation expense for employee stock purchase plan rights (“stock purchase rights”) is measured and recognized on the date that the Company becomes obligated to issue shares of common stock and is based on the difference between the fair value of the Company’s common stock and the purchase price on such date. All stock-based compensation expense is recorded between general and administrative and research and development costs in the consolidated statements of operations based upon the underlying employees roles within the Company. As a result of the taxable gain recognized in connection with the IP Assignment, the Company utilized certain net operating losses, including $462,978 in excess tax benefits related to stock-based compensation, to offset taxable income. In accordance with ASC 718, this excess tax benefit was recorded in additional paid-in capital for the year ended December 31, 2015. No excess tax benefits related to stock-based compensation were recognized for the years ended December 31, 2014 or 2013.
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

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive gain (loss) on the Company’s consolidated balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Other income (expense), net (Note 3). There were no realized gains or losses recognized for the years ended December 31, 2015, 2014 or 2013.
The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of December 31, 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
Fair Value Measurements
The Company records certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The carrying amounts of long-term investments represent their estimated fair values. The estimated fair value of the 2014 Convertible Notes was $140.1 million and $163.8 million as of December 31, 2015 and 2014, respectively (Note 5). As of December 31, 2015 and 2014, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the consolidated balance sheets (Note 12).
Stock Purchase Warrants
The Company accounts for its stock purchase warrants as either equity or liabilities based upon the characteristics and provisions of the underlying instruments. Warrants classified as equity are recorded at their fair value on the date of issuance as additional paid-in capital on the consolidated balance sheets and no further adjustments are made to their valuation. Warrants classified as liabilities are recorded at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until the earlier of the exercise or expiration of the applicable warrants or until such time that the warrants are no longer determined to be derivative instruments. The fair value changes are recognized as income (decreases in fair value) or expense (increases in fair value) in Other income (expense), net in the consolidated statements of operations and comprehensive loss. The fair value of these liabilities is estimated using the Black-Scholes method, which, under the Company’s facts and circumstances, approximates, in all material respects, the values determined when using a Monte Carlo simulation.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes changes in stockholders’ equity that are excluded from net income (loss), specifically changes in unrealized gains and losses on the Company’s available-for-sale securities.
Income Taxes
Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. The Company recognizes the impact of an uncertain tax position in the consolidated financial statements only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. The Company did not recognize interest or penalties on uncertain tax positions for the years ended December 31, 2015, 2014 or 2013. As of December 31, 2015 and 2014, the Company had no uncertain tax positions and no interest or penalties were accrued for any uncertain tax positions.
Tax Valuation Allowance
A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets that consist of federal and state net operating losses, stock based compensation and tax credits. Due to the Company’s three year cumulative loss position, history of operating losses and lack of available evidence supporting future taxable income, the Company believes that a valuation allowance on its deferred tax assets as of December 31, 2015 remains appropriate.

Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-17, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for annual periods beginning after December 15, 2016, and all annual and interim periods thereafter, with early adoption permitted. The Company early adopted this guidance for the year ended December 31, 2015. The adoption of this guidance, which was applied retrospectively did not have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for annual periods beginning after December 15, 2015, and all annual and interim periods thereafter. As permitted, the Company early adopted this guidance for the year ended December 31, 2015. The adoption of this guidance, which was applied retrospectively and impacted consolidated balance sheet presentation only, resulted in a reclassification of $1.3 million from Other assets, net to a direct deduction from the carrying amount of the 2014 Convertible Notes on the consolidated balance sheet as of December 31, 2014.
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
Net Loss per Share Attributable to Common Stock
Basic net loss per share attributable to common stock (“Basic EPS”) is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities with the exception of warrants for common stock with a $0.05 exercise price, which are exercisable for nominal consideration, and shares that are unequivocally issuable under the Company’s employee stock purchase plan and are therefore included in the calculation of the weighted-average number of shares of common stock as common stock equivalents. Net loss attributable to common stockholders for the year ended December 31, 2013 is calculated by adjusting the Company’s net loss for accretion on convertible preferred stock. Diluted net loss per share attributable to common stock (“Diluted EPS”) gives effect to all dilutive potential shares of common stock outstanding during this period. For Diluted EPS, net loss attributable to common stockholders used in calculating Basic EPS is adjusted for certain items related to the dilutive securities.
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
The Company’s potential common stock equivalents that have been excluded from the computation of Diluted EPS for all periods presented consist of the following:

	DECEMBER 31,
	2015	2014	2013
2014 Convertible Notes(1)	5,040,323	5,040,323	—
Outstanding stock options	4,583,586	3,826,459	3,189,660
Stock purchase warrants	157,500	309,506	309,506
Restricted common stock awards	119,993	103,064	246,068

(1)
Conversion is limited to a 9.985% ownership cap in shares of common stock by the holder. In addition to the common stock equivalents presented above, the 2014 Convertible Notes provide for an increase in the conversion rate if conversion is elected in connection with a significant corporate transaction. Refer to Note 8 for further information regarding the 2014 Convertible Notes.

3.    Other Income (Expense), Net
Other income (expense), net consists of the following:

	YEAR ENDED DECEMBER 31,
(in thousands)	2015	2014	2013
Interest and amortization expense	$(2,493)	$(628)	$(3,795)
Sale of New Jersey state tax benefit	2,898	2,288	1,268
Investment and other income, net	457	179	3
Expense due to change in fair value measurements(1)	—	—	(3,717)
Loss on conversion of notes payable to related parties	—	—	(2,737)
	$862	$1,839	$(8,978)

(1) Includes change in fair value of warrant liabilities and change in fair value of a certain conversion feature related to the 2012 Notes (as defined herein) that was determined to be an embedded derivative requiring bifurcation and separate accounting. See Note 12 and Note 8, respectively.
4.    Investments

Cash, cash equivalents and investments as of December 31, 2015 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and money market accounts	$91,060	$—	$—	$91,060
Total cash and cash equivalents	$91,060	$—	$—	$91,060
Investments:
Certificates of deposit (due within 1 year)	$13,611	$1	$(7)	$13,605
Certificates of deposit (due within 2 years)	4,760	—	(10)	4,750
Commercial paper (due within 1 year)	5,977	—	(11)	5,966
Corporate bonds (due within 1 year)	24,002	—	(65)	23,937
Corporate bonds (due within 2 years)	9,142	—	(84)	9,058
Government agencies (due within 1 year)	1,997	—	(3)	1,994
Total investments	$59,489	$1	$(180)	$59,310
Total cash, cash equivalents, and investments	$150,549	$1	$(180)	$150,370

Cash, cash equivalents and investments as of December 31, 2014 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and money market accounts	$84,613	$—	$—	$84,613
Certificates of deposit	472	—	—	472
Corporate bonds	501	—	—	501
Total cash and cash equivalents	$85,586	$—	$—	$85,586
Investments:
Certificates of deposit (due within 1 year)	$25,823	$—	$(9)	$25,814
Certificates of deposit (due within 2 years)	4,429	1	(3)	4,427
Commercial paper (due within 1 year)	5,988	1	(3)	5,986
Corporate bonds (due within 1 year)	16,487	—	(24)	16,463
Corporate bonds (due within 2 years)	13,912	—	(64)	13,848
Government agencies (due within 1 year)	6,082	—	(6)	6,076
Total investments	$72,721	$2	$(109)	$72,614
Total cash, cash equivalents, and investments	$158,307	$2	$(109)	$158,200
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

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	DECEMEBER 31, 2015
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and money market accounts	$91,060	$—	$—	$91,060
Total cash and cash equivalents:	$91,060	$—	$—	$91,060
Investments:
Certificates of deposit	$—	$18,355	$—	$18,355
Commercial paper	—	5,966	—	5,966
Corporate bonds	—	32,995	—	32,995
Government agencies	—	1,994	—	1,994
Total investments	$—	$59,310	$—	$59,310
Total cash, cash equivalents, and investments:	$91,060	$59,310	$—	$150,370

	FAIR VALUE MEASUREMENTS AS OF
	DECEMEBER 31, 2014
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and money market accounts	$84,613	$—	$—	$84,613
Certificates of deposit	—	472	—	472
Corporate bonds	—	501	—	501
Total cash and cash equivalents:	$84,613	$973	$—	$85,586
Investments:
Certificates of deposit	$—	$30,241	$—	$30,241
Commercial paper	—	5,986	—	5,986
Corporate bonds	—	30,311	—	30,311
Government agencies	—	6,076	—	6,076
Total investments	$—	$72,614	$—	$72,614
Total cash, cash equivalents, and investments:	$84,613	$73,587	$—	$158,200

As of December 31, 2015 and 2014, the estimated fair value of the 2014 Convertible Notes was $140.1 million and $163.8 million, respectively. The estimated fair value of the 2014 Convertible Notes was determined using a scenario analysis and Monte Carlo simulation model to capture the various features of the 2014 Convertible Notes. The scenario analysis and Monte Carlo simulation require the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the probability of conversion, stock price volatility, the risk free interest rate and credit spread. The decrease in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the change in the closing price of Aerie’s common stock on December 31, 2015 as compared to December 31, 2014. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

6.     Furniture, Fixtures and Equipment, Net
Furniture, fixtures and equipment, net consists of the following:

(in thousands)	ESTIMATED USEFUL LIVES (YEARS)	DECEMBER 31,

		2015	2014
Manufacturing equipment	10	$988	$—
Laboratory equipment	7	1,619	830
Software and computer equipment	3	1,695	195
Furniture and fixtures	5	491	238
Leasehold improvements	Term of lease	298	—
		$5,091	$1,263
Less: Accumulated depreciation		(1,275)	(1,023)
		$3,816	$240

Depreciation expense was $252,000, $73,000 and $64,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
7.     Accounts Payable & Other Current Liabilities
Accounts payable and other current liabilities consist of the following:

	DECEMBER 31,
(in thousands)	2015	2014
Accounts payable	$1,629	$2,068
Accrued expenses and other liabilities:
Employee benefits and compensation related accruals(1)	3,085	2,257
General and administrative related accruals(2)	2,389	731
Research and development related accruals(3)	7,741	3,280
Accrued income taxes(4)	1,721	—
	$16,565	$8,336

(1)	Comprised of accrued bonus, accrued vacation, accrued severance liabilities and liabilities under the Company’s employee stock purchase plan.

(2)	Comprised of accruals such as outside professional fees and other business related expenses.

(3)	Comprised of accruals such as fees for investigative sites, CROs, contract manufacturing organizations and other service providers that assist in conducting preclinical and clinical trials.

(4)	Accrued income taxes are the result of the taxable gain from the IP Assignment. Refer to Note 9 for a description of the tax impact of the IP Assignment.
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
The 2014 Convertible Notes constitute a senior secured obligation of Aerie, collateralized by a first priority security interest in substantially all of the assets of Aerie. The 2014 Convertible Notes provide that, upon the request of Aerie, Deerfield will release all of the liens on the collateral if both of the following occur: (i) beginning one month after FDA approval of either RhopressaTM or RoclatanTM, shares of Aerie’s common stock have traded at a price above $30 per share (subject to adjustment for any subdivision or combination of outstanding common stock) for 30 consecutive trading days, and (ii) Aerie is prepared to close a financing that will be secured by a lien on Aerie’s assets, subject only to the release of the lien on Aerie’s assets held by Deerfield.
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
The agreement governing the 2014 Convertible Notes contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on Aerie’s assets. As of December 31, 2015, Aerie was in compliance with the covenants. The agreement governing the 2014 Convertible Notes also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in Aerie’s representations and warranties to Deerfield; failure to comply with any of the covenants; Aerie’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against Aerie; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on Aerie’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the 2014 Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding 2014 Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.
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
As of December 31, 2015, the Company recognized unamortized debt discounts and debt issuance costs of $1.8 million. Debt discounts and debt issuance costs are amortized using the effective interest method through the earlier of maturity or the conversion of the 2014 Convertible Notes.

The table below summarizes the carrying value of the 2014 Convertible Notes as of December 31, 2015:

(in thousands)	DECEMBER 31, 2015
Gross proceeds	$125,000
Initial value of issuance costs recorded as debt discount	(2,146)
Amortization of debt discount and issuance costs	382
Carrying value	$123,236

For the years ended December 31, 2015 and 2014, interest expense related to the 2014 Convertible Notes was $2.2 million and $551,000, respectively.
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

9. Income Taxes

The provision for income taxes is based on net loss before income taxes as follows:

	DECEMBER 31,
(in thousands)	2015	2014	2013
Net loss before income taxes:
United States	$(59,211)	$(48,133)	$(31,148)
Other	(15,013)	—	—
Net loss before income taxes	$(74,224)	$(48,133)	$(31,148)

The components of the provision for income taxes are as follows:
	DECEMBER 31,
(dollars in thousands)	2015	2014	2013
Provision for income taxes:
Current:
United States	$139	$—	$—
Other	—	—	—
Total	$139	$—	$—
Deferred:
United States	$—	$—	$—
Other	—	—	—
Total	—	—	—
Provision for income taxes	$139	$—	$—
Effective tax rate	(0.19)%	—%	—%
Significant components of the Company’s net deferred income tax assets as of December 31, 2015 and 2014 consist of the following:

	DECEMBER 31,
(in thousands)	2015	2014
Net deferred tax assets:
Net operating loss carry-forwards	$6,335	$42,863
Share based compensation	7,231	3,249
U.S. tax credit carry-forwards	3,823	631
Other assets	1,488	1,633
Other liabilities	(696)	(693)
Valuation allowance	(18,181)	(47,683)
Total net deferred income taxes	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2015, 2014 and 2013 is as follows:

	DECEMBER 31,
	2015	2014	2013
U.S. federal tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	(0.90)%	6.13%	5.36%
Taxable gain resulting from IP Assignment	(75.31)%	—%	—%
Non-taxable foreign loss	(6.98)%	—%	—%
Tax deferral from IP Assignment	3.56%	—%	—%
Other	0.02%	(0.04)%	(0.03)%
Valuation allowance	44.42%	(41.09)%	(40.33)%
Effective tax rate	(0.19)%	—%	—%
In January 2015, the Company participated in the New Jersey Economic Development Authority’s Sponsored Technology Business Tax Certificate Transfer Program to transfer $3.1 million in state tax benefits to unrelated profitable businesses with operations in the state of New Jersey. The Company received net proceeds of $2.9 million from the transfer.
The IP Assignment resulted in the recognition of a taxable gain for U.S. federal and state income tax purposes. As of December 31, 2015, the estimated income tax liability was $1.7 million after utilization of net operating loss carry-forwards, current year losses generated through December 31, 2015 and quarterly estimated payments made through December 31, 2015. Under ASC 810, Consolidation, the income tax expense of $2.8 million for the year ended December 31, 2015 was recorded as a prepaid asset. In accordance with ASC 810, Consolidation, the estimated prepaid asset will be amortized into income tax expense over the estimated remaining patent life of the intellectual property subject to the IP Assignment, through approximately 2030. For the year ended December 31, 2015, the Company recognized $139,000 of income tax expense related to the amortization of the prepaid asset.
Largely as a result of the IP Assignment, the Company reversed approximately $29.5 million of its valuation allowance on certain deferred tax assets, primarily federal and state net operating losses, as of December 31, 2015. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Due to the Company’s history of operating losses and lack of available evidence supporting future taxable income, the Company believes that a valuation allowance on its remaining deferred tax assets as of December 31, 2015 remains appropriate.
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
It is Aerie’s intention to reinvest the earnings of Aerie Limited and Aerie Ireland Limited in those operations. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Aerie Limited and Aerie Ireland Limited have incurred losses and experienced negative operating cash flows since inception, and as such, Aerie has not recognized a deferred tax liability related to its investment in either subsidiary as of December 31, 2015.
As of December 31, 2015, the Company had federal and state net operating loss carry-forwards of approximately $61.1 million, which expire from 2024 through 2034. Included in the net operating loss carry-forwards are approximately $4.0 million of net operating loss carry-forwards related to exercises of stock-based awards, the tax benefit from which, if realized, will be credited to additional paid-in capital. Net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.
Certain transactions occurred in 2015 and prior years that resulted in ownership changes which will limit the future use of certain federal and state net operating loss and credit carry-forwards. Those federal and state net operating losses and credits that are not limited are included as deferred tax assets and have been fully offset by a valuation allowance as of December 31, 2015, as the Company believes, based on our history of operating losses, it is more likely than not that the tax benefits will not be realized.

10.    Convertible Preferred Stock
On October 30, 2013, immediately prior to the closing of the Company’s IPO, all outstanding shares of convertible preferred stock automatically were converted into an aggregate of 12,120,531 shares of common stock. As of December 31, 2015 and December 31, 2014, no convertible preferred stock was authorized, issued or outstanding.
Carrying Value
On February 23, 2011, the Company received $23.8 million in proceeds from the issuance of its Series B Convertible Preferred Stock, net of $1.2 million of transaction costs. The convertible preferred stock was originally recorded at the net proceeds received by the Company at issuance. The difference between the net proceeds and the total redemption price was being accreted on a straight-line basis over the period from issuance until the earliest redemption date and was accreted to the convertible preferred stock capital account through the completion of the IPO. Accretion amounted to $210,000 for the year ended December 31, 2013.
On February 23, 2011, the Company issued the Series A-4 Convertible Preferred Stock in connection with the conversion of a series of convertible notes. The issuance was recorded at fair value. The difference between stated and fair value of $1.3 million was being accreted on a straight-line basis of the period from February 23, 2011 until the earliest redemption date and was accreted to the Series A-4 Convertible Preferred Stock capital account through the completion of the IPO. Accretion amounted to $240,000 for the year ended December 31, 2013. The Company determined that the straight-line method approximated the effective interest method.
11.     Stockholders’ Equity (Deficit)
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

•
On October 30, 2013, the principal and interest outstanding under the 2012 Notes were converted into 1,860,363 shares of common stock at a conversion price equal to the IPO price of $10.00 per share (Note 8);

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
On November 3, 2014, the Company filed a shelf registration statement on Form S-3 that permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that was offered, issued and sold by the Company under the “at-the-market” sales agreement was included in the $150.0 million of common stock that may be offered, issued and sold by the Company under the shelf registration statement. As of December 31, 2015, the Company had no availability to issue shares under this “at-the-market” sales agreement.
On November 6, 2015, the Company filed a prospectus supplement to the base prospectus dated November 10, 2014. The prospectus supplement permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold by the Company under separate “at-the-market” sales agreements with RBC Capital Markets, LLC and Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by the Company under these “at-the-market” sales agreements is included in the $150.0 million of common stock that may be offered, issued and sold by the Company under the shelf registration statement. As of December 31, 2015, $48.1 million remained available for issuance under these “at-the-market” sales agreements.
For the year ended December 31, 2015, the Company issued and sold 1,754,556 shares of common stock under the “at-the-market” sales agreements and received net proceeds of $50.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses. There were no sales of securities registered pursuant to the shelf registration statement for the year ended December 31, 2014.
Holders of common stock are entitled to dividends when and if declared by the Company’s Board of Directors subject to prior rights of the holders of any preferred stock. The holder of each share of common stock is entitled to one vote.
12.    Stock Purchase Warrants
As of December 31, 2015, the following equity classified warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE	TYPE OF EQUITY SECURITY
75,000	$5.00	February 2019	Common Stock
75,000	$5.00	November 2019	Common Stock
7,500	$5.00	August 2020	Common Stock
223,482	$0.05	December 2019	Common Stock
The warrants outstanding at December 31, 2015 are all currently exercisable with weighted-average remaining lives of 3.8 years.
Prior to the IPO, the Company recognized all of its outstanding warrants as liabilities on its consolidated balance sheet as they were subject to price protection provisions. The warrant liability was revalued at each reporting period and changes in fair value were included as a component of Other income (expense), net. For the year ended December 31, 2013, the Company recognized $3.7 million of expense related to changes in the fair value of the warrant liability. The initial recognition and subsequent changes in fair value of the warrant liability had no effect on the Company’s consolidated statement of cash flows.
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
Key assumptions utilized in the fair value calculation as of October 30, 2013, the IPO closing date, appear in the table below.

OCTOBER 30, 2013
Expected term (years)	5.32-6.84
Volatility	65.00%
Risk-free interest rate	1.51%-2.00%
Dividend yield	—%

13.     Stock-based Compensation
Stock-based compensation expense for options granted, RSAs, and stock purchase rights are reflected in the statement of operations as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2015	2014	2013
Research and development	$2,500	$1,339	$222
General and administrative	10,445	7,839	2,636
Total	$12,945	$9,178	$2,858
The estimated fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model. Options granted to non-employees are revalued at each financial reporting period until required service is performed. Compensation expense related to RSAs is based on the market value of the Company’s common stock on the date of grant and is expensed on a straight-line basis over the vesting period. Compensation expense for stock purchase rights under the Company’s employee stock purchase plan is measured and recognized on the date that the Company becomes obligated to issue shares of common stock and is based on the difference between the fair value of the Company’s common stock and the purchase price on such date.

As of December 31, 2015, the Company had $28.2 million of unrecognized compensation expense related to options granted under its equity plans. This cost is expected to be recognized over a weighted average period of 2.6 years as of December 31, 2015. The weighted average remaining contractual life on all outstanding options as of December 31, 2015 was 8.0 years.
As of December 31, 2015, the Company had $1.7 million of unrecognized compensation expense, related to unvested RSAs. This cost is expected to be recognized over a weighted average period of 2.9 years as of December 31, 2015. The weighted average remaining contractual term for restricted stock awards as of December 31, 2015 was 2.9 years.
Key weighted average assumptions utilized in the fair value calculation for the underlying common stock as of December 31, 2015, 2014 and 2013 appear on the table below.

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Expected term (years)	6.07	6.25	6.25
Expected stock price volatility	74.11%	80.44%	79.20%
Risk-free interest rate	1.63%	1.90%	1.78%
Dividend yield	—%	—%	—%

Based on the Company’s historical experience of employee turnover, an annualized forfeiture rate was assumed for options and RSAs. Under the true-up provisions of the stock compensation guidance, additional expense is recognized as the awards vest if the actual forfeiture rate is lower than estimated, and a recovery of prior expense if the actual forfeiture is higher than estimated.
The Company utilized the guidance set forth in the SEC Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”), to determine the expected term of options, as it does not have sufficient historical exercise and post vesting termination data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The midpoint between the vesting date and the maximum contractual expiration date is used as the expected term under this method.
The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to liquidity.
Volatility is based on the historical volatility of the Company as well as several public entities that are similar to the Company. This peer group of companies utilized in 2015 remained consistent with that of 2014.

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
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2014	3,826,459	$8.39
Granted	1,328,400	24.83
Exercised	(297,763)	4.38
Canceled	(273,510)	17.00
Options outstanding at December 31, 2015	4,583,586	$12.86	8.0	$55,918
Options vested and expected to vest at December 31, 2015	4,511,052	$12.75	8.0	$55,478
Options exercisable at December 31, 2015	2,237,663	$7.92	7.3	$37,308
The weighted-average fair values of all stock options granted for the years ended December 31, 2015, 2014 and 2013 was $24.83, $20.83 and $3.11, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $4.3 million, $10.5 million and $9,000, respectively. The intrinsic value is calculated as the difference between the fair market value and the exercise price per share of the stock options. The fair market value per share of common stock as of December 31, 2015 was $24.35.
The following table provides additional information about the Company’s stock options that are outstanding and exercisable at December 31, 2015:

EXERCISE PRICE	OPTIONS OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	OPTIONS EXERCISABLE

$0.20 - $3.15	2,251,290	7.1	1,606,555
$10.44 - $15.97	148,770	9.6	4,737
$16.21 - $21.08	1,239,250	8.5	477,675
$22.31 - $26.76	336,701	9.2	54,138
$27.44 - $32.30	607,575	9.1	94,558
	4,583,586		2,237,663

The following table summarizes the RSA activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE

RSAs outstanding at December 31, 2014	103,064	$2.47
Granted	99,027	28.00
Vested	(69,697)	3.35
Canceled	(12,401)	28.74
RSAs outstanding at December 31, 2015	119,993	$20.31
The vesting of the RSAs is time and service based with terms of one to four years.
14.    Commitments and Contingencies
Lease Commitment Summary
The following table presents future minimum commitments of the Company due under non-cancelable operating leases with original or remaining terms in excess of one year at December 31, 2015. Our operating lease obligations are related to our principal executive offices in Irvine, California, offices in Bedminster, New Jersey and our research facility in Durham, North Carolina.
Minimum lease payments were as follows at December 31, 2015:

(in thousands)
2016	$1,623
2017	1,598
2018	1,291
2019	1,390
2020	1,295
2020 and thereafter	611
Total minimum lease payments	$7,808

Rent expense was $1.5 million, $579,000 and $403,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and is reflected in general and administrative expenses and research and development expenses as determined by the underlying activities occurring at each of the Company’s locations.
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
Contract Service Providers
In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing and other general business activities. Substantially all of these contracts are on an as needed basis. Future minimum commitments of the Company due under non-cancelable agreements with service providers was $620,000 as of December 31, 2015 and are expected to be incurred by December 2017.
15.    Related-Party Transactions
Collaboration
In August 2015, the Company entered into a research collaboration and license agreement with GrayBug, Inc. (“GrayBug”). The collaboration is focused on researching the potential use of Graybug’s biodegradable polymer technology to deliver certain of the Company’s preclinical stage molecules to the back of the eye over a sustained period of time. The Board of Directors of the Company and that of GrayBug have a common Board member. This Board member did not participate in any deliberations associated with this transaction.
2012 Notes
Prior to their conversion into common stock in connection with the IPO (Note 8), the 2012 Notes were due to holders of the Company’s convertible preferred stock. Interest expense on those obligations was $588,000 for the year ended December 31, 2013.
Consultation
For the years ended December 31, 2015, 2014 and 2013, the respective amounts of approximately $240,000, $333,000 and $190,000 were paid to board members, some of whom served as consultants of the Company through consulting agreements containing arm’s-length terms typical of agreements entered into with unaffiliated third parties.
16.    Benefit Plans
Defined Contribution Plans
Aerie has adopted a 401(k) deferred compensation plan. Eligible employees meeting the participant criteria may contribute up to the statutory limitation ($18,000 for 2015 and $17,500 for 2014). Aerie may contribute a discretionary match if it elects to do so. During the years ended December 31, 2015, 2014 and 2013, Aerie contributed $0 as a matching contribution to the plan.
In October 2015, Aerie Ireland Limited adopted the Aerie Pharmaceuticals Ireland Pension and Life Assurance Scheme. Eligible employees meeting the participation criteria may contribute up to the aggregate statutory limitation of 15% to 40% of remuneration depending on age. During the year ended December 31, 2015, Aerie Ireland Limited contributed $0 as a matching contribution to the plan.
Employee Stock Purchase Plan
On October 30, 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “Purchase Plan”) under which substantially all employees may purchase the Company’s common stock through payroll deductions and lump sum contributions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the offering periods. Employees may not purchase more than the fair value equivalent of $25,000 of stock during any calendar year. As of December 31, 2015, approximately 629,844 shares were reserved for future issuance under the Purchase Plan.
17.    Subsequent Events
On February 24, 2016, the Board of Directors authorized grants of common stock options and restricted stock awards to the officers of the Company in the aggregate amount of 332,754 and 55,960, respectively. The options have an exercise price of $16.69 per share, a term of ten years and are subject to vesting conditions over a four-year period. The aggregate fair value of these option grants was approximately $3.8 million. The restricted stock awards are subject to vesting conditions over a four-year period. The aggregate fair value of these restricted stock awards was approximately $0.9 million.

18.    Selected Quarterly Financial Data (Unaudited)
The following table presents selected unaudited quarterly financial information for the years ended December 31, 2015 and 2014. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	FOR THE QUARTER ENDED
(in thousands, except per share amounts)	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
Year Ended December 31, 2015
Operating expenses	$(19,950)	$(17,366)	$(18,129)	$(19,641)
Net loss attributable to common stockholders	$(20,377)	$(17,961)	$(18,786)	$(17,239)
Net loss per share attributable to common stockholders—basic and diluted	$(0.76)	$(0.69)	$(0.73)	$(0.70)
	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
Year Ended December 31, 2014
Operating expenses	$(15,973)	$(13,174)	$(11,843)	$(8,982)
Net loss attributable to common stockholders	$(16,501)	$(13,147)	$(11,814)	$(6,671)
Net loss per share attributable to common stockholders—basic and diluted	$(0.69)	$(0.54)	$(0.49)	$(0.28)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

1.1
Sales Agreement, dated November 6, 2015, by and between Aerie Pharmaceuticals, Inc. and RBC Capital Markets LLC. (incorporated by reference to Exhibit 1.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36152) filed on November 6, 2015).

1.2
Sales Agreement, dated November 6, 2015, by and between Aerie Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36152) filed on November 6, 2015).

1.3
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

10.4
Aerie Pharmaceuticals, Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to the appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36152) filed on February 27, 2015).

10.5
Form of Aerie Pharmaceuticals, Inc. Incentive Stock Option Agreement (Cliff Vesting) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on February 24, 2015).

10.6
Form of Aerie Pharmaceuticals, Inc. Incentive Stock Option Agreement (Monthly Vesting) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on February 24, 2015).

10.7
Form of Aerie Pharmaceuticals, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on February 24, 2015).

10.8
Form of Aerie Pharmaceuticals, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on March 19, 2014).

10.9
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

10.15
Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 21, 2013).

10.16
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

10.18
Amended and Restated Employment Agreement, dated as of December 18, 2013, between Aerie Pharmaceuticals, Inc. and Thomas Mitro (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on December 20, 2013).

10.19
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

10.22
Employment Agreement, dated as of December 18, 2013, between Aerie Pharmaceuticals, Inc. and Casey Kopczynski (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on December 20, 2013).

10.23
Separation and Release Agreement, dated as of July 9, 2015, by and between Aerie Pharmaceuticals, Inc. and Brian Levy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on July 9, 2015).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

†	Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.
*	Filed herewith.

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013 (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements.