Form 10-Q
period 2016-03-31
AERIE PHARMACEUTICALS INC
filed 2016-05-03
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of April 27, 2016, there were 26,528,694 shares of the registrant’s common stock, par value $0.001, outstanding.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on regulatory approvals and economic and other environmental circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We discuss many of these risks under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2016. You should not rely upon forward-looking statements as predictions of future events.
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

ii

Any forward-looking statements that we make in this report are made as of the date of this report. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	MARCH 31, 2016	DECEMBER 31, 2015
Assets
Current assets
Cash and cash equivalents	$74,266	$91,060
Short-term investments	45,023	45,502
Prepaid expenses and other current assets	1,402	1,865
Total current assets	120,691	138,427
Long-term investments	11,480	13,808
Furniture, fixtures and equipment, net	3,993	3,816
Other assets, net	3,037	3,076
Total assets	$139,201	$159,127
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable and other current liabilities	$15,501	$16,565
Interest payable	545	551
Total current liabilities	16,046	17,116
Convertible notes, net of discounts	123,310	123,236
Total liabilities	139,356	140,352
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of March 31, 2016 and December 31, 2015; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 26,518,449 and 26,458,495 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	27	26
Additional paid-in capital	240,154	236,492
Accumulated other comprehensive loss	(68)	(179)
Accumulated deficit	(240,268)	(217,564)
Total stockholders’ (deficit) equity	(155)	18,775
Total liabilities and stockholders’(deficit) equity	$139,201	$159,127

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Operating expenses
General and administrative	$(9,801)	$(8,023)
Research and development	(12,309)	(11,618)
Loss from operations	(22,110)	(19,641)
Other income (expense), net	(548)	2,402
Net loss before income taxes	$(22,658)	$(17,239)
Income tax expense	(46)	—
Net loss	$(22,704)	$(17,239)
Net loss attributable to common stockholders—basic and diluted	$(22,704)	$(17,239)
Net loss per share attributable to common stockholders—basic and diluted	$(0.85)	$(0.70)
Weighted average number of common shares outstanding—basic and diluted	26,723,266	24,602,668

Net loss	$(22,704)	$(17,239)
Unrealized gain on available-for-sale investments	111	49
Comprehensive loss	$(22,593)	$(17,190)

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Cash flows from operating activities
Net loss	$(22,704)	$(17,239)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	223	24
Amortization of deferred financing costs and debt discount	75	77
Amortization of discount on available-for-sale investments	147	163
Stock-based compensation	3,534	2,741
Changes in operating assets and liabilities
Prepaid, current and other assets	503	(205)
Accounts payable and other current liabilities	(1,130)	1,144
Interest payable	(6)	(12)
Net cash used in operating activities	(19,358)	(13,307)
Cash flows from investing activities
Purchase of available-for-sale investments	(13,265)	(8,188)
Maturity of available-for-sale investments	16,036	14,828
Purchase of furniture, fixtures and equipment	(335)	(539)
Net cash provided by investing activities	2,436	6,101
Cash flows from financing activities
Proceeds from sale of common stock, net of commissions	—	35,000
Proceeds from exercise of stock options	4	—
Proceeds from exercise of stock purchase rights	252	70
Tax withholdings related to restricted stock awards	(128)	—
Net cash provided by financing activities	128	35,070
Net change in cash and cash equivalents	(16,794)	27,864
Beginning of period	91,060	85,586
End of period	$74,266	$113,450
Supplemental disclosures
Income taxes paid	$1,789	$—
Interest paid	551	551
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
The Company has funded its operations primarily through the sale of equity securities and issuance of convertible notes. In October 2013, the Company completed its initial public offering (“IPO”) and issued 7,728,000 shares of its common stock at an IPO price of $10.00 per share. The Company received net proceeds from the IPO of approximately $68.3 million. On September 30, 2014, the Company issued $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”), of which the Company received net proceeds of approximately $122.9 million. Refer to Note 7 for further information regarding the 2014 Convertible Notes.
On November 3, 2014, the Company filed a shelf registration statement on Form S-3 that permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that was offered, issued and sold by the Company under this “at-the-market” sales agreement was included in the $150.0 million of common stock that may be offered, issued and sold by the Company under the shelf registration statement, and the availability under this “at-the-market” sales agreement was fully utilized in 2015.
In addition, on November 6, 2015, the Company filed a prospectus supplement to the base prospectus dated November 10, 2014. The prospectus supplement permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold by the Company under separate “at-the-market” sales agreements with RBC Capital Markets, LLC and Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by the Company under these “at-the-market” sales agreements is included in the $150.0 million of common stock that may be offered, issued and sold by the Company under the shelf registration statement. As of March 31, 2016, $48.1 million remained available for issuance under these “at-the-market” sales agreements.
There were no sales of securities registered pursuant to the shelf registration statement by the Company for the three months ended March 31, 2016. For the year ended December 31, 2015, the Company issued and sold a total of 1,754,556 shares of its common stock under the “at-the-market” sales agreements and received net proceeds of approximately $50.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses.
In March 2015, the Company revised its corporate structure to align with its business strategy outside of North America by establishing Aerie Limited, a wholly-owned subsidiary organized under the laws of the Cayman Islands. In addition, Aerie assigned the beneficial rights to its non-U.S. and non-Canadian intellectual property to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, Aerie and Aerie Limited entered into a research and development cost sharing agreement pursuant to which Aerie and Aerie Limited will share the costs of the development of intellectual property. Additionally, in April 2015, the Company continued to prepare for internationally-based activities and established Aerie Ireland Limited as a wholly-owned subsidiary of Aerie Limited to develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment pursuant to a license arrangement to be entered into between Aerie Limited and Aerie Ireland Limited.
If the Company does not successfully commercialize any of its product candidates, it may be unable to generate product revenue or achieve profitability. Accordingly, the Company may be required to obtain further funding through other public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization efforts.
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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
Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive gain (loss) on the Company’s consolidated balance sheets. For the three months ended March 31, 2016, the Company recognized unrealized gains of $111,000. Realized gains and losses are determined using the specific identification method and are included as a component of Other income (expense), net (Note 3). There were no realized gains or losses recognized for the three months ended March 31, 2016 or 2015.
The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of March 31, 2016, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Fair Value Measurements
The Company records certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The carrying amounts of long-term investments represent their estimated fair values. The estimated fair value of the 2014 Convertible Notes was $92.3 million and $140.1 million as of March 31, 2016 and December 31, 2015, respectively. The decrease in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the change in the closing price of Aerie’s common stock on March 31, 2016 as compared to December 31, 2015. As of March 31, 2016 and December 31, 2015, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the consolidated balance sheets.
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-01, which provides guidance related to the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual periods beginning after December 15, 2017, and all annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. The guidance is effective for annual periods beginning after December 15, 2018, and all annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-09, which provides guidance related to how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for the Company for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements and disclosures.
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

The Company’s potential common stock equivalents that have been excluded from the computation of Diluted EPS for all periods presented consist of the following:

	THREE MONTHS ENDED MARCH 31,
	2016	2015
2014 Convertible Notes(1)	5,040,323	5,040,323
Outstanding stock options	5,201,419	4,548,860
Stock purchase warrants	157,500	309,506
Unvested restricted common stock awards	190,670	156,143

(1)
Conversion is limited to a 9.985% ownership cap in shares of common stock by the holder. In addition to the common stock equivalents presented above, the 2014 Convertible Notes provide for an increase in the conversion rate if conversion is elected in connection with a significant corporate transaction. Refer to Note 7 for further information regarding the 2014 Convertible Notes.

3. Other Income (Expense), Net
Other income (expense), net consists of the following:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2016	2015
Interest and amortization expense	$(688)	$(617)
Sale of New Jersey state tax benefit	—	2,898
Investment and other income, net	140	121
	$(548)	$2,402

4. Investments
Cash, cash equivalents and investments as of March 31, 2016 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$74,266	$—	$—	$74,266
Total cash and cash equivalents	$74,266	$—	$—	$74,266
Investments:
Certificates of deposit (due within 1 year)	$11,559	$6	$—	$11,565
Certificates of deposit (due within 2 years)	3,320	4	(1)	3,323
Commercial paper (due within 1 year)	5,986	—	(3)	5,983
Corporate bonds (due within 1 year)	22,986	1	(45)	22,942
Corporate bonds (due within 2 years)	8,187	3	(32)	8,158
Government agencies (due within 1 year)	4,533	—	(1)	4,532
Total investments	$56,571	$14	$(82)	$56,503
Total cash, cash equivalents, and investments	$130,837	$14	$(82)	$130,769

Cash, cash equivalents and investments as of December 31, 2015 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$91,060	$—	$—	$91,060
Total cash and cash equivalents	$91,060	$—	$—	$91,060
Investments:
Certificates of deposit (due within 1 year)	$13,611	$1	$(7)	$13,605
Certificates of deposit (due within 2 years)	4,760	—	(10)	4,750
Commercial paper (due within 1 year)	5,977	—	(11)	5,966
Corporate bonds (due within 1 year)	24,002	—	(65)	23,937
Corporate bonds (due within 2 years)	9,142	—	(84)	9,058
Government agencies (due within 1 year)	1,997	—	(3)	1,994
Total investments	$59,489	$1	$(180)	$59,310
Total cash, cash equivalents, and investments	$150,549	$1	$(180)	$150,370
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
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF MARCH 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$74,266	$—	$—	$74,266
Total cash and cash equivalents	$74,266	$—	$—	$74,266
Investments:
Certificates of deposit	$—	$14,888	$—	$14,888
Commercial paper	—	5,983	—	5,983
Corporate bonds	—	31,100	—	31,100
Government agencies	—	4,532	—	4,532
Total investments	$—	$56,503	$—	$56,503
Total cash, cash equivalents, and investments	$74,266	$56,503	$—	$130,769

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$91,060	$—	$—	$91,060
Total cash and cash equivalents	$91,060	$—	$—	$91,060
Investments:
Certificates of deposit	$—	$18,355	$—	$18,355
Commercial paper	—	5,966	—	5,966
Corporate bonds	—	32,995	—	32,995
Government agencies	—	1,994	—	1,994
Total investments	$—	$59,310	$—	$59,310
Total cash, cash equivalents, and investments	$91,060	$59,310	$—	$150,370

As of March 31, 2016 and December 31, 2015, the estimated fair value of the 2014 Convertible Notes was $92.3 million and $140.1 million, respectively. The estimated fair value of the 2014 Convertible Notes was determined using a scenario analysis and Monte Carlo simulation model to capture the various features of the 2014 Convertible Notes. The scenario analysis and Monte Carlo simulation require the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the probability of conversion, stock price volatility, the risk free interest rate and credit spread. The decrease in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the change in the closing price of Aerie’s common stock on March 31, 2016 as compared to December 31, 2015. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.
6. Accounts Payable & Other Current Liabilities
Accounts payable and other current liabilities consist of the following:

(in thousands)	MARCH 31, 2016	DECEMBER 31, 2015
Accounts payable	$3,722	$1,629
Accrued expenses and other liabilities:
Employee benefits and compensation related accruals(1)	1,517	3,085
General and administrative related accruals(2)	1,989	2,389
Research and development related accruals(3)	8,273	7,741
Accrued income taxes(4)	—	1,721
	$15,501	$16,565

(1)	Comprised of accrued bonus, accrued vacation and other employee related expenses, and liabilities under the Company’s employee stock purchase plan.

(2)	Comprised of accruals such as outside professional fees and other business related expenses.

(3)
Comprised of accruals such as fees for investigative sites, contract research organizations, contract manufacturing organizations and other service providers that assist in conducting preclinical research studies and clinical trials.

(4)	Accrued income taxes were the result of the taxable gain associated with the IP Assignment that occurred in March 2015 and were paid in the three months ended March 2016.
7. Convertible Notes
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
The initial conversion price is $24.80 per share of common stock (equivalent to an initial conversion rate of 40.32 shares of common stock per $1,000 principal amount of 2014 Convertible Notes), representing a 30% premium over the closing price of the common stock on September 8, 2014. The conversion rate and the corresponding conversion price are subject to adjustment for stock dividends (other than a dividend for which Deerfield would be entitled to participate on an as-converted basis), stock splits, reverse stock splits and reclassifications. In addition, in connection with certain significant corporate transactions, Deerfield, at its option, may (i) require Aerie to prepay all or a portion of the principal amount of the 2014 Convertible Notes, plus accrued and unpaid interest, or (ii) convert all or a portion of the principal amount of the 2014 Convertible Notes into shares of common stock or receive the consideration Deerfield would have received had Deerfield converted the 2014 Convertible Notes immediately prior to the consummation of the transaction. The 2014 Convertible Notes provide for an increase in the conversion rate if Deerfield elects to convert their 2014 Convertible Notes in connection with a significant corporate transaction. The current maximum increase to the initial conversion rate, in connection with a significant corporate transaction, is 12.07 shares of common stock per $1,000 principal amount of 2014 Conversion Notes, which decreases over time and is determined by reference to the price of the common stock prior to the consummation of the significant corporate transaction or the value of the significant corporate transaction.
The agreement governing the 2014 Convertible Notes contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on Aerie’s assets. As of March 31, 2016, Aerie was in compliance with the covenants. The agreement governing the 2014 Convertible Notes also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in Aerie’s representations and warranties to Deerfield; failure to comply with any of the covenants; Aerie’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against Aerie; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on Aerie’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the 2014 Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding 2014 Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.
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
As of March 31, 2016, the Company recognized unamortized debt discounts and debt issuance costs of $1.7 million. Debt discounts are amortized using the effective interest method through the earlier of maturity or the conversion of the 2014 Convertible Notes.
The table below summarizes the carrying value of the 2014 Convertible Notes as of March 31, 2016:

(in thousands)	MARCH 31, 2016
Gross proceeds	$125,000
Initial value of issuance costs recorded as debt discount	(2,146)
Amortization of debt discount	456
Carrying value	$123,310
For the three months ended March 31, 2016 and 2015, interest expense related to the 2014 Convertible Notes was $545,000 and $539,000, respectively.
8. Stock Purchase Warrants
As of March 31, 2016, the following equity classified warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE	TYPE OF EQUITY SECURITY
75,000	$5.00	February 2019	Common Stock
75,000	$5.00	November 2019	Common Stock
7,500	$5.00	August 2020	Common Stock
223,482	$0.05	December 2019	Common Stock
The warrants outstanding as of March 31, 2016 are all currently exercisable with weighted-average remaining lives of 3.5 years.
9. Stock-based Compensation
Stock-based compensation expense for options granted and restricted stock awards (“RSAs”) is reflected in the consolidated statements of operations as follows:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2016	2015
Research and development	$712	$511
General and administrative	2,822	2,230
Total	$3,534	$2,741

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

As of March 31, 2016, the Company had $32.1 million of unrecognized compensation expense related to options granted under its equity plans. This cost is expected to be recognized over a weighted average period of 2.7 years as of March 31, 2016. The weighted average remaining contractual life on all outstanding options as of March 31, 2016 was 8.0 years.

As of March 31, 2016, the Company had $3.0 million of unrecognized compensation expense, related to unvested RSAs. This cost is expected to be recognized over a weighted average period of 3.3 years as of March 31, 2016. The weighted average remaining contractual term for RSAs as of March 31, 2016 was 3.3 years.

Equity Plans
The Company maintains two equity compensation plans, the 2005 Aerie Pharmaceutical Stock Plan (the “2005 Plan”) and the 2013 Omnibus Incentive Plan (the “2013 Equity Plan”), which was amended and restated as the Aerie Pharmaceuticals, Inc. Amended and Restated Omnibus Incentive Plan (the “Amended and Restated Equity Plan”), as described below. The 2005 Plan and the Amended and Restated Equity Plan are referred to collectively as the “Plans.”
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
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2015	4,583,586	$12.86
Granted	672,636	15.85
Exercised	(25,121)	2.61
Canceled	(29,682)	22.57
Options outstanding at March 31, 2016	5,201,419	$13.24	8.0	$21,177
Options vested and expected to vest at March 31, 2016	5,110,809	$13.14	8.0	$21,096
Options exercisable at March 31, 2016	2,500,586	$9.02	7.2	$16,299
The following table summarizes the RSA activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE

RSAs outstanding at December 31, 2015	119,993	$20.31
Granted	100,755	15.57
Vested	(30,078)	18.57
Canceled	—	—
RSAs outstanding at March 31, 2016	190,670	$18.07

The vesting of the RSAs is time and service based with terms of one to four years.
10. Commitments and Contingencies
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
Contract Service Providers
In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing and other general business activities. Substantially all of these contracts are on an as needed basis. Future minimum commitments of the Company due under non-cancelable agreements with these service providers were $620,000 as of March 31, 2016 and are expected to be incurred by December 2017.
11.    Related-Party Transactions
In August 2015, the Company entered into a research collaboration agreement with GrayBug, Inc. (“GrayBug”). The collaboration is focused on researching the potential use of Graybug’s biodegradable polymer technology to deliver certain of the Company’s preclinical stage molecules to the back of the eye over a sustained period of time. The Board of Directors of the Company and that of GrayBug have a common Board member. This Board member did not participate in any deliberations associated with this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes that appear elsewhere in this report and with our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 2, 2016. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.
Overview
We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our two advanced stage product candidates are designed to lower intraocular pressure, or IOP, in patients with open-angle glaucoma or ocular hypertension. Both product candidates are taken once-daily and have shown in preclinical and clinical trials to be effective in lowering IOP, with novel mechanisms of action, or MOAs, and a positive safety profile. Our lead product candidate is once-daily, Rhopressa™ (netarsudil ophthalmic solution) 0.02%. We successfully completed our second Phase 3 registration trial for Rhopressa™, named “Rocket 2,” in September 2015, which will be the pivotal trial for a New Drug Application, or NDA, filing with the U.S. Food and Drug Administration, or FDA, that we expect to submit in the third quarter of 2016. The primary clinical efficacy endpoint for Rocket 2 was to demonstrate non-inferiority of IOP lowering for Rhopressa™ compared to timolol in a 90-day efficacy period. The final primary baseline IOP ranges for Rocket 2 were above 20 mmHg, or millimeters of mercury, to below 25 mmHg. In addition to successfully achieving non-inferiority to timolol at this endpoint range, the recently reported topline 12-month safety data from Rocket 2 confirmed a positive safety profile for the drug and demonstrated a consistent IOP lowering effect throughout the 12-month period at the specified timepoint.

We are also conducting a third Phase 3 registration trial for Rhopressa™, named “Rocket 3,” in Canada, which is a supplementary 12-month safety-only trial and is not required for NDA filing purposes. In addition, we are conducting a fourth Phase 3 registration trial for Rhopressa™, named “Rocket 4,” in the U.S., which is designed to generate adequate six-month safety data for European regulatory approval. Rocket 4 is not required for NDA filing purposes. We expect to report the topline 90-day interim efficacy data for Rocket 4 in the fourth quarter of 2016. The filing of the European MAA is expected to be submitted by approximately mid-2017.

Our second product candidate is once-daily Roclatan™ (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005%. Roclatan™ is a fixed-dose combination of Rhopressa™ and latanoprost, which is the most commonly prescribed drug for the treatment of patients with glaucoma. It currently has two Phase 3 registration trials in process after having successfully completed a Phase 2b clinical trial for patients with open-angle glaucoma or ocular hypertension in June 2014. In the Phase 2b clinical trial, Roclatan™ achieved its primary efficacy endpoint on day 29 and statistical superiority over individual components at all timepoints. We believe Roclatan™ has the potential to provide a greater IOP-lowering effect than any currently approved glaucoma product. Therefore, we believe that RoclatanTM, if approved, could compete with both PGA and non-PGA therapies and become the product of choice for patients requiring maximal IOP lowering, including those with higher IOPs and those who present with significant disease progression despite currently available therapies.

The first and second Phase 3 registration trials for Roclatan™, named “Mercury 1” and “Mercury 2,” commenced in September 2015 and March 2016, respectively. Mercury 1 is a 12-month safety trial with a 90-day interim efficacy readout, which is expected in the third quarter of 2016. Mercury 2 is a 90-day efficacy and safety trial. Both trials are designed to demonstrate superiority of Roclatan™ to each of its components. If both Mercury 1 and Mercury 2 are successful, we expect to file an NDA for Roclatan™ in the second half of 2017, approximately one year after the NDA filing for Rhopressa™.

We believe our clinical plans for both Rhopressa™ and Roclatan™ are already in place to satisfy European regulatory requirements. While Mercury 1 and Mercury 2 will be used for European approval of Roclatan™, we also plan to initiate a third Phase 3 registration trial for Roclatan™, named “Mercury 3,” in Europe in the first half of 2017. Mercury 3 will be designed to compare Roclatan™ to a fixed dose combination product broadly marketed in Europe, which if successful should benefit our commercialization prospects in that region.

Our stated objective is to build a major ophthalmic pharmaceutical company. In addition to our primary product candidates, Rhopressa™ and Roclatan™, we are also exploring the longer-term impact of Rhopressa™ on the diseased trabecular meshwork, as well as neuroprotection, and evaluating possible uses of our existing proprietary portfolio of Rho kinase inhibitors beyond glaucoma. We have issued several research updates on preclinical results demonstrating the potential for Rhopressa™ to have disease-modifying activity in glaucoma patients by stopping and potentially reversing fibrosis in the trabecular meshwork, and also increasing perfusion in the trabecular outflow pathway thus increasing both drainage and the delivery of nutrients to the diseased tissue. Our research has also shown the potential of Rhopressa™ to promote retinal ganglion cell survival and axon regeneration. We have also commenced research to evaluate sustained release formulation technologies with the potential capabilities of delivering Rhopressa™ to the front of the eye over several months for the treatment of glaucoma.

Additionally, our owned preclinical small molecule, AR-13154, has demonstrated the potential for the treatment of wet age-related macular degeneration (AMD) by inhibiting Rho kinase, JAK2 and PDGFR-β, and has shown lesion size decreases in a model of wet AMD at levels similar to or better than current market-leading products, and even greater lesion size reduction in combination with VEGF inhibitors.

We may license, acquire or develop additional product candidates and technologies to broaden our presence in ophthalmology. In August 2015 and September 2015, we entered into collaboration arrangements with GrayBug, Inc. and Ramot at Tel Aviv University, Ltd., respectively, neither of which represents a material financial commitment by Aerie. Our collaboration with GrayBug is focused on researching the potential use of their biodegradable polymer technology to deliver a version of AR-13154 to the back of the eye over a sustained period of time. With Ramot, we are evaluating a Ramot preclinical anti-beta amyloid small molecule, named EG-30, for neuroprotection in glaucoma and reduction of geographic atrophy in advanced dry AMD. We continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners.

Our strategy includes developing our business outside of North America, including obtaining regulatory approval on our own for our lead product candidates in Europe and possibly obtaining regulatory approval on our own or through the use of a partner in Japan. Regarding our international commercialization strategy, if our product candidates are successful, we may potentially commercialize ourselves or with a partner in Europe, and likely with a partner in Japan. We expect to finalize our European commercialization strategy by the end of 2016.

In March 2015, we revised our corporate structure to align with our business strategy outside of North America by establishing Aerie Pharmaceuticals Limited, a wholly-owned subsidiary organized under the laws of the Cayman Islands (“Aerie Limited”). In addition, we assigned the beneficial rights to our non-U.S. and non-Canadian intellectual property to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, we and Aerie Limited entered into a research and development cost sharing agreement pursuant to which we and Aerie Limited will share the costs of the development of intellectual property. Additionally, in April 2015, we continued to prepare for internationally-based activities and established Aerie Pharmaceuticals Ireland Limited (“Aerie Ireland Limited”) as a wholly-owned subsidiary of Aerie Limited to develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment pursuant to a license arrangement to be entered into between Aerie Limited and Aerie Ireland Limited. We are currently evaluating the possibility of constructing an Aerie manufacturing plant in Ireland.
We have incurred net losses since our inception in June 2005. Our operations to date have been limited to research and development and raising capital. As of March 31, 2016, we had an accumulated deficit of $240.3 million. We recorded net losses of $22.7 million and $17.2 million for the three months ended March 31, 2016 and 2015, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval and preparing for potential commercialization of our product candidates.
We expect to incur increased research and development expenses for the year ending December 31, 2016 as compared to the year ended December 31, 2015 as we continue to initiate and conduct clinical trials for our Rhopressa™ and Roclatan™ product candidates and pursue regulatory approval. We currently expect our expenses to be higher in the first half of 2016 as compared to the second half. As we prepare for commercialization, we will likely incur significant commercial, sales, marketing and manufacturing expenses. Since our initial public offering (“IPO”) in October 2013, we are also incurring additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant operating losses in 2016 and 2017.
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

Since our IPO, we have issued $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”), for which we received net proceeds of approximately $122.9 million, after deducting discounts and certain expenses of $2.1 million, and issued 1,754,556 shares of our common stock under our “at-the-market” sales agreements, for which we received net proceeds of approximately $50.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses.
Proceeds from our “at-the-market” sales in 2015, the 2014 Convertible Notes financing in September 2014, our IPO in October 2013 and future sales under our current “at-the-market” sales agreements are currently expected to provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing Rhopressa™ and Roclatan™, approval by the FDA and product commercialization, pending successful outcome of the trials. We also intend to use the proceeds in part for general corporate purposes and potentially for strategic growth opportunities.
To date, we have not generated product revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we do not successfully commercialize any of our product candidates, we may be unable to generate product revenue or achieve profitability.
We may be required to obtain further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.
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
We expect that our general and administrative expenses will increase with the continued advancement of our product candidates and with our increased management, legal, compliance, accounting and investor relations expenses as we continue to grow. We expect these increases will likely include higher expenses for commercialization and related activities, the hiring of additional personnel and insurance and payments to outside service providers, lawyers and accountants.
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

The following table shows our research and development expenses by product candidate and type of activity for the three months ended March 31, 2016 and 2015:

	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(unaudited) (in thousands)
RhopressaTM
Direct non-clinical	$655	$2,166
Direct clinical	3,383	5,536
Total	$4,038	$7,702
RoclatanTM
Direct non-clinical	$501	$351
Direct clinical	3,001	2
Total	$3,502	$353
Other research and development activities	$521	$56
Unallocated	4,248	3,507
Total research and development expense	$12,309	$11,618
Direct costs associated with our current collaboration arrangements and for our exploration of the impact of Rhopressa™ on the diseased trabecular meshwork and neuroprotection or for possible uses of our existing proprietary portfolio of Rho kinase inhibitors beyond glaucoma were included in Other research and development activities. Internal personnel costs associated with these activities were included in Unallocated expenses.
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
As a result of the uncertainties discussed above, we are unable to determine with certainty the duration and completion costs of our development programs or precisely when and to what extent we will receive revenue from the commercialization and sale of any products that we may develop. We may never succeed in achieving regulatory approval for one or more of our product candidates. The duration, costs and timing of clinical trials and development of any product candidate will depend on a variety of factors, including the uncertainties of future preclinical studies and clinical trials, uncertainties in the clinical trial enrollment rate and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including efficacy and tolerability profiles, manufacturing capability, competition, and commercial viability.
Other Income (Expense), Net
Other income consists of interest earned on our cash and cash equivalents and investments as well as the net proceeds from the 2015 sale of our net operating loss tax benefits for the state of New Jersey. Refer to Note 3 to our unaudited consolidated financial statements appearing elsewhere in this report for further information.
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
Our significant accounting policies are more fully described in Note 2 to our unaudited consolidated financial statements included elsewhere in this report and Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
Comparison of the Three Months Ended March 31, 2016 and 2015
The following table summarizes the results of our operations for the three months ended March 31, 2016 and 2015:

	THREE MONTHS ENDED MARCH 31,		INCREASE	% INCREASE
	2016	2015	(DECREASE)	(DECREASE)
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(9,801)	$(8,023)	$1,778	22%
Research and development	(12,309)	(11,618)	691	6%
Other income (expense), net	(548)	2,402	(2,950)	N/A
Net loss before income taxes	$(22,658)	$(17,239)
General and administrative expenses
General and administrative expenses increased by $1.8 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase was primarily associated with the expansion of our employee base to support the growth of our operations and preparatory manufacturing activities associated with our commercialization efforts.

Personnel costs increased by $1.3 million, including an increase in salaries and related expenses of $0.7 million and an increase in employee stock based compensation expense of $0.6 million. During the three months ended March 31, 2016, our preparatory commercial manufacturing activities were primarily related to validation and scale-up of our current manufacturing activities, which increased by $1.1 million as compared to the three months ended March 31, 2015. Outside professional fees decreased by $0.6 million primarily as a result of tax and legal activities associated with the IP Assignment in March 2015.
Research and development expenses
During the three months ended March 31, 2016, our research and development activity was primarily associated with Phase 3 clinical trials for Rhopressa™ and Roclatan™. Research and development expenses increased by $0.7 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Costs for Roclatan™ increased by $3.1 million as direct clinical costs increased by $3.0 million and direct non-clinical costs increased by $0.2 million as a result of commencing Mercury 1 and Mercury 2 in September 2015 and March 2016, respectively. Costs for Rhopressa™ decreased by $3.7 million as direct clinical costs decreased by $2.2 million and direct non-clinical costs decreased by $1.5 million due to the timing of our clinical trials. Both Rocket 1 and Rocket 2 commenced in July 2014. Rocket 1 was completed in April 2015 and we received three-month efficacy results for Rocket 2 in September 2015. We began to incur expenses for Rocket 4 in mid-2015 and this trial is currently on-going. Unallocated expenses, including employee compensation, consulting costs and related expenses, increased by $0.7 million. Additionally, costs associated with other research and development activities, including our current collaboration arrangements, increased by $0.5 million.
Other income (expense), net
Other income (expense), net decreased by $3.0 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease was mainly due to income from the sale of our deferred New Jersey state tax benefits to unrelated third parties in 2015. Additionally, interest and amortization expense increased by $0.1 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
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
On October 30, 2013, we completed our IPO and issued 7,728,000 shares of our common stock at an IPO price of $10.00 per share. We received net proceeds from the IPO of approximately $68.3 million. On September 30, 2014, we issued $125.0 million aggregate principal amount of the 2014 Convertible Notes, of which we received net proceeds of approximately $122.9 million.
On November 3, 2014, we filed a shelf registration statement on Form S-3 that permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that was offered, issued and sold by us under this “at-the-market” sales agreement was included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement, and the availability under this “at-the-market” sales agreement was fully utilized in 2015.
In addition, on November 6, 2015, we filed a prospectus supplement to the base prospectus dated November 10, 2014. The prospectus supplement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under separate “at-the-market” sales agreements with RBC Capital Markets, LLC and Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under these “at-the-market” sales agreements is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of March 31, 2016, $48.1 million remained available for issuance under these “at-the-market” sales agreements.
There were no sales of securities registered pursuant to the shelf registration statement by us for the three months ended March 31, 2016. For the year ended December 31, 2015, we issued and sold a total of 1,754,556 shares of our common stock under the “at-the-market” sales agreements and received net proceeds of approximately $50.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses.
As of March 31, 2016, our principal sources of liquidity were our cash and cash equivalents and investments, which totaled approximately $130.8 million. We believe that our cash and cash equivalents and investments as of March 31, 2016 and future sales under our current “at-the-market” sales agreements will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, approval by the FDA and product commercialization, pending successful outcome of the trials. Our ability to continue as a going concern will depend, in large part, on our ability to successfully commercialize our product candidates and generate positive cash flow from operations, neither of which is certain.

The following table summarizes our sources and uses of cash:

	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(unaudited) (in thousands)
Net cash (used in) provided by:
Operating activities	$(19,358)	$(13,307)
Investing activities	2,436	6,101
Financing activities	128	35,070
Net change in cash and cash equivalents	$(16,794)	$27,864
During the three months ended March 31, 2016 and 2015, our operating activities used net cash of $19.4 million and $13.3 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses, adjusted for certain non-cash items. The increase in net loss from operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to increased research and development expenses and general and administrative expenses as previously described, see “—Results of Operations.” For the three months ended March 31, 2015, we received $2.9 million of cash proceeds from the sale of deferred state tax benefits to unrelated parties, which decreased net cash used in operating activities.
During the three months ended March 31, 2016, our investing activities provided net cash of $2.4 million primarily related to maturities of available-for-sale investments of $16.0 million, which were partially offset by purchases of available-for-sale investments of $13.3 million and by purchases of office furnishings, software and equipment of $0.3 million to facilitate our increased research and development and corporate activities. During the three months ended March 31, 2015, our investing activities provided net cash of approximately $6.1 million primarily related to maturities of available-for-sale investments of $14.8 million, which were partially offset by purchases of available-for-sale investments of $8.2 million and by purchases of office furnishings of $0.5 million.
During the three months ended March 31, 2016 and 2015, our financing activities provided net cash of $0.1 million and $35.1 million, respectively. The net cash provided by financing activities for the three months ended March 31, 2016 was primarily related to proceeds of approximately $0.3 million from exercises of stock purchase rights under our employee stock purchase plan, which were partially offset by the repurchase of shares of restricted stock to settle statutory employee tax withholding obligations of $0.1 million. The net cash provided by financing activities during the three months ended March 31, 2015 was primarily related to the issuance and sale of common stock under the initial “at-the-market” sales agreement pursuant to our shelf registration statement, from which we received net proceeds of approximately $35.0 million.
Operating Capital Requirements
We expect to incur increasing operating losses in 2016 as we continue to conduct and complete Phase 3 clinical trials for RhopressaTM and RoclatanTM, and further prepare for commercialization in 2017. We currently expect that our existing cash and cash equivalents and investments and availability under our current “at-the-market” sales agreements will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, approval by the FDA and product commercialization, pending successful outcome of the trials.

We also expect to continue to incur increasing costs associated with the growth of our operations, including but not limited to, increased costs and expenses for personnel associated with the expansion of our employee base, preparation for commercialization and expenses for compliance programs and various other costs.
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
We may need to obtain additional financing to fund our future operations, including supporting our international operations and sales and marketing activities, as well as funding the ongoing development of any additional product candidates and technologies that we might license, acquire or develop internally. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or discontinue our research and development programs or commercialization efforts.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at March 31, 2016:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
(in thousands)
Operating lease and other obligations(1)	$8,140	$2,290	$2,898	$2,514	$438
2014 Convertible Notes(2)	125,000	—	—	—	125,000
	133,140	2,290	2,898	2,514	125,438

(1)
Our operating lease and other obligations are primarily related to our principal executive office in Irvine, California, corporate office in Bedminster, New Jersey and new research facility in Durham, North Carolina.

(2)
On September 30, 2014, we issued the 2014 Convertible Notes to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. The 2014 Convertible Notes mature on the seventh anniversary from the date of issuance, unless earlier converted. On January 1, 2015, Deerfield Special Situations International Master Fund, L.P. transferred all of its rights under the 2014 Convertible Notes to Deerfield Special Situations Fund, L.P. Refer to Note 7 to our unaudited consolidated financial statements appearing elsewhere in this report for further information.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of March 31, 2016, totaled $74.3 million and consisted of cash and money market funds with original maturities of three months or less from the date of purchase. Our investments totaled $56.5 million as of March 31, 2016 and consisted of certificates of deposit, commercial paper, corporate bonds and government agency securities. We had cash and cash equivalents and investments of $150.4 million as of December 31, 2015. Given the short-term nature of our cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. The 2014 Convertible Notes carry a fixed interest rate and, as such, are not subject to interest rate risk. We do not have any material foreign currency or any other derivative financial instruments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Item 1A. Risk Factors
You should consider carefully the risks set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 2, 2016. There have been no changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
On November 3, 2014, we filed a shelf registration statement on Form S-3 (Registration No. 333-199821), which was declared effective by the SEC on November 10, 2014. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock; (ii) sales of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that was offered, issued and sold by us under this “at-the-market” sales agreement was included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement, and the availability under this “at-the-market” sales agreement was fully utilized in 2015.
In addition, on November 6, 2015, we filed a prospectus supplement to the base prospectus dated November 10, 2014. The prospectus supplement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under separate “at-the-market” sales agreements with RBC Capital Markets, LLC and Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under these “at-the-market” sales agreements is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. As of March 31, 2016, $48.1 million remained available for issuance under these “at-the-market” sales agreements.
There were no sales of securities registered pursuant to the shelf registration statement by us for the three months ended March 31, 2016. For the year ended December 31, 2015, we issued and sold a total of 1,754,556 shares of our common stock under the “at-the-market” sales agreements and received net proceeds of approximately $50.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses.
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
None.
Item  5. Other Information
None.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: May 3, 2016	/s/ RICHARD J. RUBINO
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

(i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015 (unaudited), (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).