Form 10-Q
period 2016-06-30
AERIE PHARMACEUTICALS INC
filed 2016-08-04
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of July 28, 2016, there were 27,892,973 shares of the registrant’s common stock, par value $0.001, outstanding.

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	JUNE 30, 2016	DECEMBER 31, 2015
Assets
Current assets
Cash and cash equivalents	$58,519	$91,060
Short-term investments	48,512	45,502
Prepaid expenses and other current assets	1,171	1,865
Total current assets	108,202	138,427
Long-term investments	5,105	13,808
Furniture, fixtures and equipment, net	3,844	3,816
Other assets, net	2,979	3,076
Total assets	$120,130	$159,127
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable and other current liabilities	$13,598	$16,565
Interest payable	545	551
Total current liabilities	14,143	17,116
Convertible notes, net of discounts	123,387	123,236
Total liabilities	137,530	140,352
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of June 30, 2016 and December 31, 2015; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 26,649,605 and 26,458,495 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	27	26
Additional paid-in capital	246,070	236,492
Accumulated other comprehensive loss	(10)	(179)
Accumulated deficit	(263,487)	(217,564)
Total stockholders’ (deficit) equity	(17,400)	18,775
Total liabilities and stockholders’(deficit) equity	$120,130	$159,127

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Operating expenses
General and administrative	$(9,386)	$(7,502)	$(19,187)	$(15,525)
Research and development	(13,304)	(10,627)	(25,613)	(22,245)
Loss from operations	(22,690)	(18,129)	(44,800)	(37,770)
Other income (expense), net	(482)	(505)	(1,030)	1,897
Net loss before income taxes	$(23,172)	$(18,634)	$(45,830)	$(35,873)
Income tax expense	(47)	(152)	(93)	(152)
Net loss	$(23,219)	$(18,786)	$(45,923)	$(36,025)
Net loss attributable to common stockholders—basic and diluted	$(23,219)	$(18,786)	$(45,923)	$(36,025)
Net loss per share attributable to common stockholders—basic and diluted	$(0.87)	$(0.73)	$(1.72)	$(1.43)
Weighted average number of common shares outstanding—basic and diluted	26,773,337	25,841,530	26,748,301	25,225,521

Net loss	$(23,219)	$(18,786)	$(45,923)	$(36,025)
Unrealized gain on available-for-sale investments	58	17	169	66
Comprehensive loss	$(23,161)	$(18,769)	$(45,754)	$(35,959)

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share data)

	SIX MONTHS ENDED JUNE 30,
	2016	2015
Cash flows from operating activities
Net loss	$(45,923)	$(36,025)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	457	60
Amortization of deferred financing costs and debt discount	151	155
Amortization and accretion of premium or discount on available-for-sale investments, net	275	305
Stock-based compensation	7,415	6,217
Changes in operating assets and liabilities
Prepaid, current and other assets	791	(73)
Accounts payable and other current liabilities	(2,992)	(221)
Interest payable	(6)	(6)
Net cash used in operating activities	(39,832)	(29,588)
Cash flows from investing activities
Purchase of available-for-sale investments	(19,228)	(13,975)
Maturity of available-for-sale investments	24,815	24,088
Sale of available-for-sale investments	—	249
Purchase of furniture, fixtures and equipment	(459)	(1,052)
Net cash provided by investing activities	5,128	9,310
Cash flows from financing activities
Proceeds from sale of common stock, net of commissions	2,043	35,426
Proceeds from exercise of stock options	5	112
Proceeds from exercise of stock purchase rights	252	70
Tax withholdings related to restricted stock awards	(137)	—
Net cash provided by financing activities	2,163	35,608
Net change in cash and cash equivalents	(32,541)	15,330
Beginning of period	91,060	85,586
End of period	$58,519	$100,916
Supplemental disclosures
Income taxes paid	$1,789	$469
Interest paid	1,096	1,090
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
The Company issued and sold a total of 111,403 shares of its common stock under these “at-the-market” sales agreements and received net proceeds of approximately $2.0 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses, during the three and six months ended June 30, 2016. Since November 10, 2014 through June 30, 2016, the Company has issued and sold a total of 1,865,959 shares of its common stock under the “at-the-market” sales agreements and received net proceeds of approximately $52.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses. As of June 30, 2016, $46.1 million remained available for issuance under the current “at-the-market” sales agreements.
In March 2015, the Company revised its corporate structure to align with its business strategy outside of North America by establishing Aerie Limited, a wholly-owned subsidiary organized under the laws of the Cayman Islands. In addition, Aerie assigned the beneficial rights to its non-U.S. and non-Canadian intellectual property to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, Aerie and Aerie Limited entered into a research and development cost sharing agreement pursuant to which Aerie and Aerie Limited will share the costs of the development of intellectual property. Additionally, in April 2015, the Company continued to prepare for internationally-based activities and established Aerie Ireland Limited as a wholly-owned subsidiary of Aerie Limited to develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment pursuant to a license arrangement entered into between Aerie Limited and Aerie Ireland Limited.
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
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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
Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Comprehensive loss on the Company’s consolidated statements of operations and comprehensive loss and in Accumulated other comprehensive loss on the Company’s consolidated balance sheets. For the three and six months ended June 30, 2016, the Company recognized unrealized gains of $58,000 and $169,000, respectively. For the three and six months ended June 30, 2015, the Company recognized unrealized gains of $17,000 and $66,000, respectively.
Realized gains and losses are determined using the specific identification method and are included as a component of Other income (expense), net (Note 3). There were no realized gains or losses recognized for the three and six months ended June 30, 2016 or 2015.
The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of June 30, 2016, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Fair Value Measurements
The Company records certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The carrying amounts of long-term investments represent their estimated fair values. The estimated fair value of the 2014 Convertible Notes was $124.2 million and $140.1 million as of June 30, 2016 and December 31, 2015, respectively. The decrease in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the change in the closing price of Aerie’s common stock on June 30, 2016 as compared to December 31, 2015. As of June 30, 2016 and December 31, 2015, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the consolidated balance sheets.
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
In March 2016, the FASB issued ASU 2016-09, which provides guidance related to how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for the Company for annual periods beginning after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements and disclosures.
In June 2016, the FASB issued ASU 2016-13, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this new standard, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new standard is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements and disclosures.
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

The Company’s potential common stock equivalents that have been excluded from the computation of Diluted EPS for all periods presented consist of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
2014 Convertible Notes(1)	5,040,323	5,040,323	5,040,323	5,040,323
Outstanding stock options	5,271,279	4,601,831	5,271,279	4,601,831
Stock purchase warrants	157,500	159,506	157,500	159,506
Unvested restricted common stock awards	184,633	154,014	184,633	154,014

(1)
Conversion is limited to a 9.985% ownership cap in shares of common stock by the holder. In addition to the common stock equivalents presented above, the 2014 Convertible Notes provide for an increase in the conversion rate if conversion is elected in connection with a significant corporate transaction. Refer to Note 7 for further information regarding the 2014 Convertible Notes.

3. Other Income (Expense), Net
Other income (expense), net consists of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2016	2015	2016	2015
Interest and amortization expense	$(622)	$(622)	$(1,310)	$(1,239)
Sale of New Jersey state tax benefit	—	—	—	2,898
Investment and other income, net	140	117	280	238
	$(482)	$(505)	$(1,030)	$1,897

4. Investments
Cash, cash equivalents and investments as of June 30, 2016 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$55,621	$—	$—	$55,621
Commercial paper	$1,498	$—	$—	1,498
Government agencies	$1,400	$—	$—	1,400
Total cash and cash equivalents	$58,519	$—	$—	$58,519
Investments:
Certificates of deposit (due within 1 year)	$13,640	$11	$(1)	$13,650
Certificates of deposit (due within 2 years)	960	2	—	962
Commercial paper (due within 1 year)	6,493	1	—	6,494
Corporate bonds (due within 1 year)	23,867	6	(28)	23,845
Corporate bonds (due within 2 years)	4,145	2	(5)	4,142
Government agencies (due within 1 year)	4,522	2	—	4,524
Total investments	$53,627	$24	$(34)	$53,617
Total cash, cash equivalents, and investments	$112,146	$24	$(34)	$112,136

Cash, cash equivalents and investments as of December 31, 2015 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$91,060	$—	$—	$91,060
Total cash and cash equivalents	$91,060	$—	$—	$91,060
Investments:
Certificates of deposit (due within 1 year)	$13,611	$1	$(7)	$13,605
Certificates of deposit (due within 2 years)	4,760	—	(10)	4,750
Commercial paper (due within 1 year)	5,977	—	(11)	5,966
Corporate bonds (due within 1 year)	24,002	—	(65)	23,937
Corporate bonds (due within 2 years)	9,142	—	(84)	9,058
Government agencies (due within 1 year)	1,997	—	(3)	1,994
Total investments	$59,489	$1	$(180)	$59,310
Total cash, cash equivalents, and investments	$150,549	$1	$(180)	$150,370
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
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$55,621	$—	$—	$55,621
Commercial paper	—	1,498	—	1,498
Government agencies	—	1,400	—	1,400
Total cash and cash equivalents	$55,621	$2,898	$—	$58,519
Investments:
Certificates of deposit	$—	$14,612	$—	$14,612
Commercial paper	—	6,494	—	6,494
Corporate bonds	—	27,987	—	27,987
Government agencies	—	4,524	—	4,524
Total investments	$—	$53,617	$—	$53,617
Total cash, cash equivalents, and investments	$55,621	$56,515	$—	$112,136

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$91,060	$—	$—	$91,060
Total cash and cash equivalents	$91,060	$—	$—	$91,060
Investments:
Certificates of deposit	$—	$18,355	$—	$18,355
Commercial paper	—	5,966	—	5,966
Corporate bonds	—	32,995	—	32,995
Government agencies	—	1,994	—	1,994
Total investments	$—	$59,310	$—	$59,310
Total cash, cash equivalents, and investments	$91,060	$59,310	$—	$150,370

As of June 30, 2016 and December 31, 2015, the estimated fair value of the 2014 Convertible Notes was $124.2 million and $140.1 million, respectively. The estimated fair value of the 2014 Convertible Notes was determined using a scenario analysis and Monte Carlo simulation model to capture the various features of the 2014 Convertible Notes. The scenario analysis and Monte Carlo simulation require the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the probability of conversion, stock price volatility, the risk free interest rate and credit spread. The decrease in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the change in the closing price of Aerie’s common stock on June 30, 2016 as compared to December 31, 2015. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.
6. Accounts Payable & Other Current Liabilities
Accounts payable and other current liabilities consist of the following:

(in thousands)	JUNE 30, 2016	DECEMBER 31, 2015
Accounts payable	$2,270	$1,629
Accrued expenses and other liabilities:
Employee benefits and compensation related accruals(1)	2,347	3,085
General and administrative related accruals(2)	1,966	2,389
Research and development related accruals(3)	7,015	7,741
Accrued income taxes(4)	—	1,721
	$13,598	$16,565

(1)	Comprised of accrued bonus, accrued vacation and other employee related expenses, and liabilities under the Company’s employee stock purchase plan.

(2)	Comprised of accruals such as outside professional fees and other business related expenses.

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
The agreement governing the 2014 Convertible Notes contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on Aerie’s assets. As of June 30, 2016, Aerie was in compliance with the covenants. The agreement governing the 2014 Convertible Notes also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in Aerie’s representations and warranties to Deerfield; failure to comply with any of the covenants; Aerie’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against Aerie; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on Aerie’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the 2014 Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding 2014 Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.
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
As of June 30, 2016, the Company recognized unamortized debt discounts and debt issuance costs of $1.6 million. Debt discounts are amortized using the effective interest method through the earlier of maturity or the conversion of the 2014 Convertible Notes.
The table below summarizes the carrying value of the 2014 Convertible Notes as of June 30, 2016:

(in thousands)	JUNE 30, 2016
Gross proceeds	$125,000
Initial value of issuance costs recorded as debt discount	(2,146)
Amortization of debt discount	533
Carrying value	$123,387
For the three and six months ended June 30, 2016 and 2015, interest expense related to the 2014 Convertible Notes was $545,000 and $1.1 million, respectively.

8. Stock Purchase Warrants
As of June 30, 2016, the following equity classified warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE	TYPE OF EQUITY SECURITY
75,000	$5.00	February 2019	Common Stock
75,000	$5.00	November 2019	Common Stock
7,500	$5.00	August 2020	Common Stock
223,482	$0.05	December 2019	Common Stock
The warrants outstanding as of June 30, 2016 are all currently exercisable with weighted-average remaining lives of 3.28 years.
9. Stock-based Compensation
Stock-based compensation expense for options granted and restricted stock awards (“RSAs”) is reflected in the consolidated statements of operations as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2016	2015	2016	2015
Research and development	$814	$583	$1,526	$1,094
General and administrative	3,067	2,893	5,889	5,123
Total	$3,881	$3,476	$7,415	$6,217

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

As of June 30, 2016, the Company had $29.8 million of unrecognized compensation expense related to options granted under its equity plans. This cost is expected to be recognized over a weighted average period of 2.5 years as of June 30, 2016. The weighted average remaining contractual life on all outstanding options as of June 30, 2016 was 7.8 years.

As of June 30, 2016, the Company had $2.9 million of unrecognized compensation expense, related to unvested RSAs. This cost is expected to be recognized over a weighted average period of 3.0 years as of June 30, 2016. The weighted average remaining contractual term for RSAs as of June 30, 2016 was 3.0 years.

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

The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2015	4,583,586	$12.86
Granted	758,736	16.18
Exercised	(30,403)	2.44
Canceled	(40,640)	21.96
Options outstanding at June 30, 2016	5,271,279	$11.04	7.8	$35,051
Options vested and expected to vest at June 30, 2016(1)	5,194,864	$13.25	7.8	$34,896
Options exercisable at June 30, 2016	2,760,266	$9.48	7.0	$27,204

(1)	Includes vested options and options that are expected to vest as of the balance sheet date after applying an estimated annual forfeiture rate.
The following table summarizes the RSA activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
RSAs outstanding at December 31, 2015	119,993	$20.31
Granted	112,655	15.98
Vested	(47,538)	16.90
Canceled	(477)	19.23
RSAs outstanding at June 30, 2016	184,633	$18.55
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
 A putative securities class action lawsuit captioned Kelley et al. v. Aerie Pharmaceuticals, Inc., et al., Case No. 3:15-cv-03007, was filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey on April 29, 2015. An amended complaint was filed on September 28, 2015 on behalf of a purported class of persons and entities who purchased or otherwise acquired the Company’s publicly traded securities between June 25, 2014 and April 23, 2015. The amended complaint asserted claims under the Securities Exchange Act of 1934, as amended, and alleged that the defendants made materially false and misleading statements or omitted allegedly material information during that period related to, among other things, the prospects of the Company’s initial Phase 3 trial of RhopressaTM, named “Rocket 1,” and RhopressaTM. On November 30, 2015, the defendants filed a motion to dismiss the amended complaint. On June 20, 2016, the United States District Court for the District of New Jersey granted the defendants’ motion to dismiss the amended complaint. The Company considers the matter concluded.
Contract Service Providers
In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing and other general business activities. Substantially all of these contracts are on an as needed basis. Future minimum commitments of the Company due under non-cancelable agreements with these service providers were $310,000 as of June 30, 2016 and are expected to be incurred by December 2017.

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
Overview
We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our two advanced stage product candidates are designed to lower intraocular pressure, or IOP, in patients with open-angle glaucoma or ocular hypertension. Both product candidates are small molecule eye drops dosed once-daily and have shown in preclinical and clinical trials to be effective in lowering IOP, with novel mechanisms of action, or MOAs, and a positive safety profile. Our lead product candidate is once-daily, Rhopressa™ (netarsudil ophthalmic solution) 0.02%. We successfully completed our second Phase 3 registration trial for Rhopressa™, named “Rocket 2,” in September 2015, which will be the pivotal trial for a New Drug Application, or NDA, filing with the U.S. Food and Drug Administration, or FDA, that we expect to submit in the third quarter of 2016. The primary clinical efficacy endpoint for Rocket 2 was to demonstrate non-inferiority of IOP lowering for Rhopressa™ compared to timolol in a 90-day efficacy period. The final primary baseline IOP ranges for Rocket 2 were above 20 mmHg, or millimeters of mercury, to below 25 mmHg. In addition to successfully achieving non-inferiority to timolol at this endpoint range, the 12-month safety data from Rocket 2 confirmed a positive safety profile for the drug and demonstrated a consistent IOP lowering effect throughout the 12-month period at the specified 8 a.m. measurement timepoint.

We are also conducting a third Phase 3 registration trial for Rhopressa™, named “Rocket 3,” in Canada, which was designed as a supplementary 12-month safety-only trial and is not required for NDA filing purposes. In addition, we are conducting a fourth Phase 3 registration trial for Rhopressa™, named “Rocket 4,” in the U.S., which is designed to generate adequate six-month safety data for European regulatory approval. Rocket 4 is not required for NDA filing purposes. We expect to report the topline 90-day interim efficacy data for Rocket 4 in the fourth quarter of 2016. European regulatory filings are currently expected to be submitted in the second half of 2017.

Our second product candidate is once-daily Roclatan™ (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005%. Roclatan™ is a fixed-dose combination of Rhopressa™ and latanoprost, which is the most commonly prescribed drug for the treatment of patients with glaucoma. It currently has two Phase 3 registration trials in process after having successfully completed a Phase 2b clinical trial for patients with open-angle glaucoma or ocular hypertension in June 2014. In the Phase 2b clinical trial, Roclatan™ achieved its primary efficacy endpoint on day 29 and statistical superiority over individual components at all timepoints. We believe Roclatan™ has the potential to provide a greater IOP-lowering effect than any currently approved glaucoma product. Therefore, we believe that RoclatanTM, if approved, could compete with both PGA and non-PGA therapies and become the product of choice for patients requiring maximal IOP lowering, including those with higher IOPs and those who present with significant disease progression.

The first and second Phase 3 registration trials for Roclatan™, named “Mercury 1” and “Mercury 2,” commenced in September 2015 and March 2016, respectively. Mercury 1 is a 12-month safety trial with a 90-day interim efficacy readout, which is expected in the third quarter of 2016. Mercury 2 is a 90-day efficacy and safety trial. Both trials are designed to demonstrate superiority of Roclatan™ to each of its components. If both Mercury 1 and Mercury 2 are successful, we expect to file an NDA for Roclatan™ in the second half of 2017.

Mercury 1 and Mercury 2 will be used for European approval of Roclatan™, and we also plan to initiate a third Phase 3 registration trial for Roclatan™, named “Mercury 3,” in Europe in the first half of 2017. Mercury 3 will be designed to compare Roclatan™ to a fixed dose combination product broadly marketed in Europe, which if successful should benefit our commercialization prospects in Europe.

Our stated objective is to build a major ophthalmic pharmaceutical company. In addition to our primary product candidates, Rhopressa™ and Roclatan™, we are also exploring the impact of Rhopressa™ on the diseased trabecular meshwork, as well as neuroprotection, and evaluating possible uses of our existing proprietary portfolio of Rho kinase inhibitors beyond glaucoma. We have issued several research updates on preclinical results demonstrating the potential for Rhopressa™ to have disease-modifying activity in glaucoma patients by stopping and potentially reversing fibrosis in the trabecular meshwork, and also increasing perfusion in the trabecular outflow pathway thus increasing both drainage and the delivery of nutrients to the diseased tissue. Our research has also shown the potential of Rhopressa™ to promote retinal ganglion cell survival and axon regeneration. We have also commenced research to evaluate injectable sustained release formulation technologies with the potential capability of delivering Rhopressa™ internally in the eye over several months for the treatment of glaucoma.

Additionally, our owned preclinical small molecule, AR-13154, has demonstrated the potential for the treatment of wet age-related macular degeneration (AMD) by inhibiting Rho kinase, JAK2 and PDGFR-β, and has shown lesion size decreases in a model of wet AMD at levels similar to or better than current market-leading products, and even greater lesion size reduction in combination with VEGF inhibitors. As we look forward to next steps for AR-13154, we expect to continue evaluating sustained delivery systems, establish long-term efficacy and pharmacokinetics in preclinical models, and potentially, in the first quarter of 2017, initiate IND-enabling toxicology and chemistry, manufacturing and control activities.

We may license, acquire or develop additional product candidates and technologies to broaden our presence in ophthalmology, and we continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners. Our approach has consistently been to explore opportunities with minimal initial investment allowing us to more fully evaluate the probability of success prior to making a material commitment. We are currently focused on the evaluation of delivery technologies for the delivery of our owned molecules to the front and back of the eye over sustained periods and are in the early stages of collaboration with a third party. We have recently terminated our collaboration arrangement with GrayBug, Inc. for drug delivery technology and elected not to extend our collaboration agreement with Ramot at Tel Aviv University, Ltd. for a preclinical anti-beta amyloid molecule. Neither of these collaborations represented a material financial commitment by Aerie.

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

In March 2015, we revised our corporate structure to align with our business strategy outside of North America by establishing Aerie Pharmaceuticals Limited, a wholly-owned subsidiary organized under the laws of the Cayman Islands (“Aerie Limited”). In addition, we assigned the beneficial rights to our non-U.S. and non-Canadian intellectual property to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, we and Aerie Limited entered into a research and development cost sharing agreement pursuant to which we and Aerie Limited will share the costs of the development of intellectual property. Additionally, in April 2015, we continued to prepare for internationally-based activities and established Aerie Pharmaceuticals Ireland Limited (“Aerie Ireland Limited”) as a wholly-owned subsidiary of Aerie Limited to develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment pursuant to a license arrangement entered into between Aerie Limited and Aerie Ireland Limited. We are currently evaluating the possibility of constructing an Aerie manufacturing plant in Ireland.
We have incurred net losses since our inception in June 2005. Our operations to date have been limited to research and development and raising capital. As of June 30, 2016, we had an accumulated deficit of $263.5 million. We recorded net losses of $23.2 million and $45.9 million for the three and six months ended June 30, 2016, respectively, and net losses of $18.8 million and $36.0 million for the three and six months ended June 30, 2015, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval and preparing for potential commercialization of our product candidates.
We expect to incur increased research and development expenses for the year ending December 31, 2016 as compared to the year ended December 31, 2015 as we continue to initiate and conduct clinical trials for our Rhopressa™ and Roclatan™ product candidates and pursue regulatory approval. As we prepare for commercialization, we will incur increasing levels of commercial, sales, marketing and manufacturing expenses. Since our initial public offering (“IPO”) in October 2013, we are also incurring additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant operating losses in 2016 and 2017.
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
Since our IPO, we have issued $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”), for which we received net proceeds of approximately $122.9 million, after deducting discounts and certain expenses of $2.1 million, and have issued 1,865,959 shares of our common stock under our “at-the-market” sales agreements, for which we received net proceeds of approximately $52.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses.
Proceeds from our “at-the-market” sales, the 2014 Convertible Notes financing in September 2014, our IPO in October 2013, future sales under our current “at-the-market” sales agreements and remaining capacity under our existing shelf registration statement are currently expected to provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing Rhopressa™ and Roclatan™, approval by the FDA and product commercialization, pending successful outcome of the trials. We also intend to use the proceeds in part for general corporate purposes and potentially for strategic growth opportunities.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and stock-based compensation for all officers and employees in general management, finance and administration. Other significant expenses include commercial related manufacturing costs, facilities expenses and professional fees for accounting, legal and other services.
We expect that our general and administrative expenses will increase with the continued advancement of our product candidates and with our increased management, legal, compliance, accounting and investor relations expenses as we continue to grow. We expect these increases will likely include higher expenses for commercialization and related activities, the hiring of additional personnel and insurance and payments to outside service providers.
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

The following table shows our research and development expenses by product candidate and type of activity for the three and six months ended June 30, 2016 and 2015:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
	(unaudited) (in thousands)
RhopressaTM
Direct non-clinical	$958	$1,335	$1,613	$3,501
Direct clinical	2,929	4,347	6,312	9,883
Total	$3,887	$5,682	$7,925	$13,384
RoclatanTM
Direct non-clinical	$774	$911	$1,275	$1,262
Direct clinical	3,015	577	6,016	579
Total	$3,789	$1,488	$7,291	$1,841
Other research and development activities	$587	$—	$1,108	$56
Unallocated	5,041	3,457	9,289	6,964
Total research and development expense	$13,304	$10,627	$25,613	$22,245
Direct costs associated with our collaboration arrangements and for our exploration of the impact of Rhopressa™ on the diseased trabecular meshwork and neuroprotection or for possible uses of our existing proprietary portfolio of Rho kinase inhibitors beyond glaucoma are included in Other research and development activities. Internal personnel costs associated with these activities are included in Unallocated expenses.
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
Other expense consists of interest expense under the 2014 Convertible Notes, amortization and accretion of debt discounts and premiums and other miscellaneous expense.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2016 and 2015
The following table summarizes the results of our operations for the three months ended June 30, 2016 and 2015:

	THREE MONTHS ENDED JUNE 30,		INCREASE	% INCREASE
	2016	2015	(DECREASE)	(DECREASE)
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(9,386)	$(7,502)	$1,884	25%
Research and development	(13,304)	(10,627)	2,677	25%
Other income (expense), net	(482)	(505)	23	N/A
Net loss before income taxes	$(23,172)	$(18,634)
General and administrative expenses
General and administrative expenses increased by $1.9 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase was primarily associated with the expansion of our employee base to support the growth of our operations and preparatory manufacturing activities associated with our commercialization efforts.
Personnel costs increased by $1.1 million, including an increase in salaries and related expenses of $0.9 million and an increase in employee stock based compensation expense of $0.2 million. During the three months ended June 30, 2016, our preparatory commercial manufacturing activities were primarily related to validation and scale-up of our current manufacturing activities, which increased by $0.8 million as compared to the three months ended June 30, 2015.
Research and development expenses
During the three months ended June 30, 2016, our research and development activity was primarily associated with Phase 3 clinical trials for Rhopressa™ and Roclatan™. Research and development expenses increased by $2.7 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Costs for Roclatan™ increased by $2.3 million due to an increase in direct clinical costs associated with the commencement of Mercury 1 and Mercury 2 in September 2015 and March 2016, respectively. Costs for Rhopressa™ decreased by $1.8 million as direct clinical costs decreased by $1.4 million and direct non-clinical costs decreased by $0.4 million due to the timing of our clinical trials. Both Rocket 1 and Rocket 2 commenced in July 2014. Rocket 1 was completed in April 2015 and three-month efficacy results were reported for Rocket 2 in September 2015. Rocket 4 expenses commenced in mid-2015 and this trial is currently on-going. Unallocated expenses, including employee compensation, consulting costs and related expenses, increased by $1.6 million. Additionally, costs associated with other research and development activities, including collaboration arrangements, increased by $0.6 million.

Comparison of the Six Months Ended June 30, 2016 and 2015
The following table summarizes the results of our operations for the six months ended June 30, 2016 and 2015:

	SIX MONTHS ENDED JUNE 30,		INCREASE	% INCREASE
	2016	2015	(DECREASE)	(DECREASE)
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(19,187)	$(15,525)	$3,662	24%
Research and development	(25,613)	(22,245)	3,368	15%
Other income (expense), net	(1,030)	1,897	(2,927)	N/A
Net loss before income taxes	$(45,830)	$(35,873)
General and administrative expenses
General and administrative expenses increased by $3.7 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This increase was primarily associated with the expansion of our employee base to support the growth of our operations and preparatory manufacturing activities associated with our commercialization efforts.
Personnel costs increased by $2.4 million, including an increase in salaries and related expenses of $1.6 million and an increase in employee stock based compensation expense of $0.8 million. During the six months ended June 30, 2016, our preparatory commercial manufacturing activities were primarily related to validation and scale-up of our current manufacturing activities, which increased by $1.9 million as compared to the six months ended June 30, 2015.
Research and development expenses
During the six months ended June 30, 2016, our research and development activity was primarily associated with Phase 3 clinical trials for Rhopressa™ and Roclatan™. Research and development expenses increased by $3.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Costs for Roclatan™ increased by $5.5 million as direct clinical costs increased by $5.5 million as a result of commencing Mercury 1 and Mercury 2 in September 2015 and March 2016, respectively. Costs for Rhopressa™ decreased by $5.5 million as direct clinical costs decreased by $3.6 million and direct non-clinical costs decreased by $1.9 million due to the timing of our clinical trials. Both Rocket 1 and Rocket 2 commenced in July 2014. Rocket 1 was completed in April 2015 and three-month efficacy results for Rocket 2 were reported in September 2015. Rocket 4 expenses commenced in mid-2015 and this trial is currently on-going. Unallocated expenses, including employee compensation, consulting costs and related expenses, increased by $2.3 million. Additionally, costs associated with other research and development activities, including collaboration arrangements, increased by $1.1 million.
Other income (expense), net
Other income (expense), net decreased by $2.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease was mainly due to income from the sale of our deferred New Jersey state tax benefits to unrelated third parties in 2015. Additionally, interest and amortization expense increased by $0.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities and the issuance of convertible notes. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for approximately the next two years, or until such a time when our product candidates are commercially successful, if at all.
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
In addition, on November 6, 2015, we filed a prospectus supplement to the base prospectus dated November 10, 2014. The prospectus supplement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under separate “at-the-market” sales agreements with RBC Capital Markets, LLC and Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under these “at-the-market” sales agreements is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. During the three and six months ended June 30, 2016, we issued and sold a total of 111,403 shares of our common stock under these “at-the-market” sales agreements and received net proceeds of approximately $2.0 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses. As of June 30, 2016, $46.1 million remained available for issuance under these “at-the-market” sales agreements. Since November 10, 2014 through June 30, 2016, we have issued and sold a total of 1,865,959 shares of our common stock under the “at-the-market” sales agreements and received net proceeds of approximately $52.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses.
As of June 30, 2016, our principal sources of liquidity were our cash and cash equivalents and investments, which totaled approximately $112.1 million. We believe that our cash and cash equivalents and investments as of June 30, 2016 and availability under our current “at-the-market” sales agreements and remaining capacity under our existing shelf registration statement will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, approval by the FDA and product commercialization, pending successful outcome of the trials. Our ability to continue as a going concern will depend, in large part, on our ability to successfully commercialize our product candidates and generate positive cash flow from operations, neither of which is certain.

The following table summarizes our sources and uses of cash:

	SIX MONTHS ENDED JUNE 30,
	2016	2015
	(unaudited) (in thousands)
Net cash (used in) provided by:
Operating activities	$(39,832)	$(29,588)
Investing activities	5,128	9,310
Financing activities	2,163	35,608
Net change in cash and cash equivalents	$(32,541)	$15,330
During the six months ended June 30, 2016 and 2015, our operating activities used net cash of $39.8 million and $29.6 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses, adjusted for certain non-cash items. The increase in net loss from operations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to increased research and development expenses and general and administrative expenses as previously described, see “—Results of Operations.” For the six months ended June 30, 2015, we received $2.9 million of cash proceeds from the sale of deferred state tax benefits to unrelated parties, which decreased net cash used in operating activities.
During the six months ended June 30, 2016, our investing activities provided net cash of $5.1 million primarily related to maturities of available-for-sale investments of $24.8 million, which were partially offset by purchases of available-for-sale investments of $19.2 million and by purchases of office furnishings, software and equipment of $0.5 million to facilitate our increased research and development and corporate activities. During the six months ended June 30, 2015, our investing activities provided net cash of approximately $9.3 million primarily related to maturities and sales of available-for-sale investments of $24.3 million, which were partially offset by purchases of available-for-sale investments of $14.0 million and by purchases of office furnishings of $1.1 million.
During the six months ended June 30, 2016 and 2015, our financing activities provided net cash of $2.2 million and $35.6 million, respectively. The net cash provided by financing activities for the six months ended June 30, 2016 and 2015 was primarily related to the issuance and sale of common stock under our “at-the-market” sales agreements pursuant to our shelf registration statement, from which we received net proceeds of approximately $2.0 million and $35.4 million, respectively.
Operating Capital Requirements
We expect to incur on-going operating losses in 2016 as we continue to conduct and complete significant Phase 3 clinical trial activity in 2016 for RhopressaTM and RoclatanTM, and further prepare for commercialization in 2017. Clinical trial expenses for trials conducted in the U.S. are expected to decrease in 2017. We currently expect that our existing cash and cash equivalents and investments and availability under our current “at-the-market” sales agreements and remaining capacity under our existing shelf registration statement will provide sufficient resources to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM, approval by the FDA and product commercialization, pending successful outcome of the trials. We may also decide to construct a potential Aerie-owned manufacturing plant in Ireland and fund the execution of clinical trials in Japan.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at June 30, 2016:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
(in thousands)
Operating lease and other obligations(1)	$7,108	$1,671	$2,754	$2,375	$308
2014 Convertible Notes(2)	125,000	—	—	—	125,000
	132,108	1,671	2,754	2,375	125,308

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of June 30, 2016, totaled $58.5 million and consisted of cash and money market funds, commercial paper and government agency securities with original maturities of three months or less from the date of purchase. Our investments totaled $53.6 million as of June 30, 2016 and consisted of certificates of deposit, commercial paper, corporate bonds and government agency securities. We had cash and cash equivalents and investments of $150.4 million as of December 31, 2015. Given the short-term nature of our cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. The 2014 Convertible Notes carry a fixed interest rate and, as such, are not subject to interest rate risk. We do not have any material foreign currency or any other derivative financial instruments.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

A putative securities class action lawsuit captioned Kelley et al. v. Aerie Pharmaceuticals, Inc., et al., Case No. 3:15-cv-03007, was filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey on April 29, 2015. An amended complaint was filed on September 28, 2015 on behalf of a purported class of persons and entities who purchased or otherwise acquired our publicly traded securities between June 25, 2014 and April 23, 2015. The amended complaint asserted claims under the Securities Exchange Act of 1934, as amended, and alleged that the defendants made materially false and misleading statements or omitted allegedly material information during that period related to, among other things, the prospects of our initial Phase 3 trial of RhopressaTM, named “Rocket 1,” and RhopressaTM. On November 30, 2015, the defendants filed a motion to dismiss the amended complaint. On June 20, 2016, the United States District Court for the District of New Jersey granted the defendants’ motion to dismiss the amended complaint. We consider the matter concluded.
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
In addition, on November 6, 2015, we filed a prospectus supplement to the base prospectus dated November 10, 2014. The prospectus supplement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold by us under separate “at-the-market” sales agreements with RBC Capital Markets, LLC and Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold by us under these “at-the-market” sales agreements is included in the $150.0 million of common stock that may be offered, issued and sold by us under the shelf registration statement. During the three and six months ended June 30, 2016, we issued and sold a total of 111,403 shares of our common stock under these “at-the-market” sales agreements and received net proceeds of approximately $2.0 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses. As of June 30, 2016, $46.1 million remained available for issuance under these “at-the-market” sales agreements. Since November 10, 2014 through June 30, 2016, we have issued and sold a total of 1,865,959 shares of our common stock under the “at-the-market” sales agreements and received net proceeds of approximately $52.5 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses.
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

AERIE PHARMACEUTICALS, INC.

Date: August 4, 2016	/s/ RICHARD J. RUBINO
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

(i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015 (unaudited), (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).