Form 10-Q
period 2016-09-30
AERIE PHARMACEUTICALS INC
filed 2016-11-03
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of October 27, 2016, there were 33,382,170 shares of the registrant’s common stock, par value $0.001, outstanding.

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

•
the timing of and our ability to request, obtain and maintain U.S. Food and Drug Administration (“FDA”) or other regulatory authority approval of, or other action with respect to, our product candidates in the U.S., Canada, Europe, Japan and elsewhere;

•
our expectations related to the use of proceeds from the issuance and sale of our 2014 Convertible Notes (as defined herein) in September 2014 and the issuance and sale of common stock under our shelf registration statements on Form S-3 and “at-the-market” sales agreements;

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on regulatory approvals and economic and other environmental circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We discuss many of these risks under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2016, and other documents we have filed or furnished with the SEC. You should not rely upon forward-looking statements as predictions of future events.
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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
Assets
Current assets
Cash and cash equivalents	$211,938	$91,060
Short-term investments	41,694	45,502
Prepaid expenses and other current assets	2,910	1,865
Total current assets	256,542	138,427
Long-term investments	1,970	13,808
Furniture, fixtures and equipment, net	4,607	3,816
Other assets, net	2,799	3,076
Total assets	$265,918	$159,127
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$13,547	$16,565
Interest payable	551	551
Total current liabilities	14,098	17,116
Convertible notes, net of discounts	123,463	123,236
Total liabilities	137,561	140,352
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of September 30, 2016 and December 31, 2015; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 33,376,170 and 26,458,495 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	33	26
Additional paid-in capital	415,638	236,492
Accumulated other comprehensive loss	(13)	(179)
Accumulated deficit	(287,301)	(217,564)
Total stockholders’ equity	128,357	18,775
Total liabilities and stockholders’ equity	$265,918	$159,127

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Operating expenses
General and administrative	$(10,627)	$(7,462)	$(29,814)	$(22,987)
Research and development	(12,688)	(9,904)	(38,301)	(32,149)
Loss from operations	(23,315)	(17,366)	(68,115)	(55,136)
Other income (expense), net	(460)	(523)	(1,490)	1,374
Net loss before income taxes	$(23,775)	$(17,889)	$(69,605)	$(53,762)
Income tax expense	(39)	(72)	(132)	(224)
Net loss	$(23,814)	$(17,961)	$(69,737)	$(53,986)
Net loss attributable to common stockholders—basic and diluted	$(23,814)	$(17,961)	$(69,737)	$(53,986)
Net loss per share attributable to common stockholders—basic and diluted	$(0.81)	$(0.69)	$(2.52)	$(2.12)
Weighted average number of common shares outstanding—basic and diluted	29,380,453	26,061,993	27,632,090	25,507,409

Net loss	$(23,814)	$(17,961)	$(69,737)	$(53,986)
Unrealized gain (loss) on available-for-sale investments	(3)	9	166	75
Comprehensive loss	$(23,817)	$(17,952)	$(69,571)	$(53,911)

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
Cash flows from operating activities
Net loss	$(69,737)	$(53,986)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	702	102
Amortization of deferred financing costs and debt discount	227	232
Amortization and accretion of premium or discount on available-for-sale investments, net	403	439
Stock-based compensation	11,514	9,533
Changes in operating assets and liabilities
Prepaid, current and other assets	(916)	(238)
Accounts payable and other current liabilities	(3,187)	2,407
Interest payable	—	—
Net cash used in operating activities	(60,994)	(41,511)
Cash flows from investing activities
Purchase of available-for-sale investments	(19,948)	(26,560)
Maturity of available-for-sale investments	35,355	40,813
Sale of available-for-sale investments	—	1,999
Purchase of furniture, fixtures and equipment	(1,392)	(1,855)
Net cash provided by investing activities	14,015	14,397
Cash flows from financing activities
Proceeds from sale of common stock, net of commissions and underwriting discounts	168,479	47,100
Payments of stock issuance costs and expenses	(1,092)	—
Proceeds from exercise of stock options	313	1,269
Proceeds from exercise of warrants	—	9
Proceeds from exercise of stock purchase rights	297	96
Tax withholdings related to restricted stock awards	(140)	—
Net cash provided by financing activities	167,857	48,474
Net change in cash and cash equivalents	120,878	21,360
Beginning of period	91,060	85,586
End of period	$211,938	$106,946
Supplemental disclosures
Income taxes paid	$1,790	$600
Interest paid	1,641	1,635
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
The Company has not yet commenced commercial operations and therefore has not generated product revenue. The Company’s activities since inception have primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company does not expect to generate revenue until and unless it receives regulatory approval of and successfully commercializes its product candidates. The Company has incurred losses and experienced negative operating cash flows since inception. The Company has funded its operations primarily through the sale of equity securities and issuance of convertible notes (Note 8).
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
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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

Deferred Financing Costs
Deferred financing costs represent financing costs associated with the issuance of new shares of common stock and include only those specific incremental costs directly attributable to the issuance of shares, such as legal, accounting, printing, and filing fees. Deferred financing costs are offset against proceeds from the issuance within stockholders’ equity on the consolidated balance sheet upon the completion of the transaction.
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
Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Comprehensive loss on the Company’s consolidated statements of operations and comprehensive loss and in Accumulated other comprehensive loss on the Company’s consolidated balance sheets. For the three and nine months ended September 30, 2016, the Company recognized unrealized losses of $3,000 and unrealized gains of $166,000, respectively. For the three and nine months ended September 30, 2015, the Company recognized unrealized gains of $9,000 and $75,000, respectively.
Realized gains and losses are determined using the specific identification method and are included as a component of Other income (expense), net (Note 3). There were no realized gains or losses recognized for the three and nine months ended September 30, 2016 or 2015.
The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of September 30, 2016, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
Fair Value Measurements
The Company records certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The carrying amounts of long-term investments represent their estimated fair values. The estimated fair value of the 2014 Convertible Notes (as defined in Note 7) was $211.3 million and $140.1 million as of September 30, 2016 and December 31, 2015, respectively. The increase in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the change in the closing price of Aerie’s common stock on September 30, 2016 as compared to December 31, 2015. As of September 30, 2016 and December 31, 2015, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the consolidated balance sheets.
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
In August 2014, the FASB issued ASU 2014-15, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the Company for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements.

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
The Company’s potential common stock equivalents that have been excluded from the computation of Diluted EPS for all periods presented consist of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
2014 Convertible Notes(1)	5,040,323	5,040,323	5,040,323	5,040,323
Outstanding stock options	5,152,024	4,364,943	5,152,024	4,364,943
Stock purchase warrants	157,500	159,506	157,500	159,506
Unvested restricted common stock awards	171,734	132,622	171,734	132,622

(1)
Conversion is limited to a 9.985% ownership cap in shares of common stock by the holder. In addition to the common stock equivalents presented above, the 2014 Convertible Notes provide for an increase in the conversion rate if conversion is elected in connection with a significant corporate transaction. Refer to Note 7 for further information regarding the 2014 Convertible Notes.

3. Other Income (Expense), Net
Other income (expense), net consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2016	2015	2016	2015
Interest and amortization expense	$(600)	$(629)	$(1,910)	$(1,868)
Sale of New Jersey state tax benefit	—	—	—	2,898
Investment and other income, net	140	106	420	344
	$(460)	$(523)	$(1,490)	$1,374

4. Investments
Cash, cash equivalents and investments as of September 30, 2016 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$206,708	$—	$—	$206,708
Certificates of deposit	480	—	—	480
Commercial paper	1,499	—	—	1,499
Corporate bonds	1,251	—	—	1,251
Government agencies	2,000	—	—	2,000
Total cash and cash equivalents	$211,938	$—	$—	$211,938
Investments:
Certificates of deposit (due within 1 year)	$10,280	$11	$(1)	$10,290
Commercial paper (due within 1 year)	1,500	—	—	1,500
Corporate bonds (due within 1 year)	25,417	1	(26)	25,392
Corporate bonds (due within 2 years)	1,970	—	—	1,970
Government agencies (due within 1 year)	4,510	2	—	4,512
Total investments	$43,677	$14	$(27)	$43,664
Total cash, cash equivalents, and investments	$255,615	$14	$(27)	$255,602

Cash, cash equivalents and investments as of December 31, 2015 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$91,060	$—	$—	$91,060
Total cash and cash equivalents	$91,060	$—	$—	$91,060
Investments:
Certificates of deposit (due within 1 year)	$13,611	$1	$(7)	$13,605
Certificates of deposit (due within 2 years)	4,760	—	(10)	4,750
Commercial paper (due within 1 year)	5,977	—	(11)	5,966
Corporate bonds (due within 1 year)	24,002	—	(65)	23,937
Corporate bonds (due within 2 years)	9,142	—	(84)	9,058
Government agencies (due within 1 year)	1,997	—	(3)	1,994
Total investments	$59,489	$1	$(180)	$59,310
Total cash, cash equivalents, and investments	$150,549	$1	$(180)	$150,370
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

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$206,708	$—	$—	$206,708
Certificates of deposit	—	480	—	480
Commercial paper	—	1,499	—	1,499
Corporate bonds	—	1,251	—	1,251
Government agencies	—	2,000	—	2,000
Total cash and cash equivalents	$206,708	$5,230	$—	$211,938
Investments:
Certificates of deposit	$—	$10,290	$—	$10,290
Commercial paper	—	1,500	—	1,500
Corporate bonds	—	27,362	—	27,362
Government agencies	—	4,512	—	4,512
Total investments	$—	$43,664	$—	$43,664
Total cash, cash equivalents, and investments	$206,708	$48,894	$—	$255,602

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$91,060	$—	$—	$91,060
Total cash and cash equivalents	$91,060	$—	$—	$91,060
Investments:
Certificates of deposit	$—	$18,355	$—	$18,355
Commercial paper	—	5,966	—	5,966
Corporate bonds	—	32,995	—	32,995
Government agencies	—	1,994	—	1,994
Total investments	$—	$59,310	$—	$59,310
Total cash, cash equivalents, and investments	$91,060	$59,310	$—	$150,370

As of September 30, 2016 and December 31, 2015, the estimated fair value of the 2014 Convertible Notes was $211.3 million and $140.1 million, respectively. The estimated fair value of the 2014 Convertible Notes was determined using a scenario analysis and Monte Carlo simulation model to capture the various features of the 2014 Convertible Notes. The scenario analysis and Monte Carlo simulation require the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the probability of conversion, stock price volatility, the risk free interest rate and credit spread. The increase in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the change in the closing price of Aerie’s common stock on September 30, 2016 as compared to December 31, 2015. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

6. Accounts Payable & Other Current Liabilities
Accounts payable and other current liabilities consist of the following:

(in thousands)	SEPTEMBER 30, 2016	DECEMBER 31, 2015
Accounts payable	$2,120	$1,629
Accrued expenses and other liabilities:
Employee benefits and compensation related accruals(1)	3,109	3,085
General and administrative related accruals(2)	1,955	2,389
Research and development related accruals(3)	6,363	7,741
Accrued income taxes(4)	—	1,721
	$13,547	$16,565

(1)	Comprised of accrued bonus, accrued vacation and other employee related expenses, and liabilities under the Company’s employee stock purchase plan.

(2)	Comprised of accruals such as outside professional fees and other business related expenses.

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
7. Convertible Notes
On September 30, 2014, Aerie issued $125.0 million aggregate principle amount of senior secured convertible notes (“ the 2014 Convertible Notes”) to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively, “Deerfield”). On January 1, 2015, Deerfield Special Situations International Master Fund, L.P. transferred all of its rights under the 2014 Convertible Notes to Deerfield Special Situations Fund, L.P.
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
The agreement governing the 2014 Convertible Notes contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on Aerie’s assets. As of September 30, 2016, Aerie was in compliance with the covenants. The agreement governing the 2014 Convertible Notes also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in Aerie’s representations and warranties to Deerfield; failure to comply with any of the covenants; Aerie’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against Aerie; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on Aerie’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the 2014 Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding 2014 Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.
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
As of September 30, 2016, the Company recognized unamortized debt discounts and debt issuance costs of $1.5 million. Debt discounts are amortized using the effective interest method through the earlier of maturity or the conversion of the 2014 Convertible Notes.
The table below summarizes the carrying value of the 2014 Convertible Notes as of September 30, 2016:

(in thousands)	SEPTEMBER 30, 2016
Gross proceeds	$125,000
Initial value of issuance costs recorded as debt discount	(2,147)
Amortization of debt discount	610
Carrying value	$123,463
For the three and nine months ended September 30, 2016, and 2015 interest expense related to the 2014 Convertible Notes was $551,000 and $1.6 million, respectively.

8. Stockholder’s Equity
In October 2013, the Company completed its initial public offering (“IPO”) and issued 7,728,000 shares of its common stock at an IPO price of $10.00 per share. The Company received net proceeds from the IPO of approximately $68.3 million. On September 30, 2014, the Company issued the 2014 Convertible Notes, of which the Company received net proceeds of approximately $122.9 million. Refer to Note 7 for further information regarding the 2014 Convertible Notes.
On November 3, 2014, the Company filed a shelf registration statement on Form S-3 (the “2014 Registration Statement”) that permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock and sales of common stock by certain selling stockholders.
From November 10, 2014 through September 30, 2016, the Company issued and sold a total of 5,933,712 shares of common stock under its “at-the-market” sales agreements, of which 4,179,156 shares were issued and sold during the nine months ended September 30, 2016, and received net proceeds of approximately $146.6 million, of which $96.2 million were received during the nine months ended September 30, 2016, in each case, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses. Sales under the “at-the-market” sales agreements were made pursuant to the 2014 Registration Statement. As of September 30, 2016, no shares remain available for issuance under the “at-the-market” sales agreements or the 2014 Registration Statement.
On September 15, 2016, the Company filed an automatic shelf registration statement on Form S-3 (the “2016 Registration Statement”) that permits the offering, issuance and sale of an unlimited number of shares of common stock from time to time by the Company.
On September 15, 2016, the Company entered into an underwriting agreement with Cantor Fitzgerald & Co., relating to the registered public offering of 2,542,373 shares of the Company’s common stock at a price to the public of $29.50 per share. The Company received net proceeds of approximately $71.0 million, after deducting underwriting discounts, fees and expenses of $4.0 million. The offering was made pursuant to the 2016 Registration Statement.

9. Stock Purchase Warrants
As of September 30, 2016, the following equity classified warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE	TYPE OF EQUITY SECURITY
75,000	$5.00	February 2019	Common Stock
75,000	$5.00	November 2019	Common Stock
7,500	$5.00	August 2020	Common Stock
223,482	$0.05	December 2019	Common Stock
The warrants outstanding as of September 30, 2016 are all currently exercisable with weighted-average remaining lives of 3.0 years.
10. Stock-based Compensation
Stock-based compensation expense for options granted and restricted stock awards (“RSAs”) is reflected in the consolidated statements of operations as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2016	2015	2016	2015
Research and development	$693	$597	$2,219	$1,691
General and administrative	3,406	2,719	9,295	7,842
Total	$4,099	$3,316	$11,514	$9,533

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

As of September 30, 2016, the Company had $26.1 million of unrecognized compensation expense related to options granted under its equity plans. This cost is expected to be recognized over a weighted average period of 2.3 years as of September 30, 2016. The weighted average remaining contractual life on all outstanding options as of September 30, 2016 was 7.6 years.

As of September 30, 2016, the Company had $2.6 million of unrecognized compensation expense, related to unvested RSAs. This cost is expected to be recognized over the weighted average contractual term period of 2.8 years as of September 30, 2016.

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
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2015	4,583,586	$12.86
Granted	783,936	16.22
Exercised	(134,481)	3.59
Canceled	(81,017)	19.22
Options outstanding at September 30, 2016	5,152,024	$13.51	7.6	$124,827
Options vested or expected to vest (1)	5,090,131	$13.44	7.6	$123,667
Options exercisable at September 30, 2016	2,973,566	$10.19	7.0	$81,920

(1)	Includes vested options and options that are expected to vest in the future after applying an estimated annual forfeiture rate.

The following table summarizes the RSA activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
RSAs outstanding at December 31, 2015	119,993	$20.31
Granted	112,655	15.98
Vested	(58,365)	14.26
Canceled	(2,549)	17.63
RSAs outstanding at September 30, 2016	171,734	$19.56
The vesting of the RSAs is time and service based with terms of one to four years.
11. Commitments and Contingencies
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
Contract Service Providers
In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing and other general business activities. Substantially all of these contracts are on an as needed basis. Future minimum commitments of the Company due under non-cancelable agreements with these service providers were $310,000 as of September 30, 2016 and are expected to be incurred by December 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes that appear elsewhere in this report and with our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 2, 2016. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other documents we have filed or furnished with the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.
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
Our lead product candidate is once-daily Rhopressa™ ophthalmic solution (netarsudil ophthalmic solution) 0.02% (“RhopressaTM”). We recently announced that we expect to re-submit our new drug application (“NDA”), with the U.S. Food and Drug Administration (“FDA”) for Rhopressa™ in January 2017. Our initial submission, announced in September 2016, was withdrawn as a result of a contract manufacturer of our drug product not being prepared for pre-approval inspection by the FDA. The NDA submission will utilize our second Phase 3 registration trial for RhopressaTM, named “Rocket 2,” as the pivotal clinical trial and our initial Phase 3 registration trial, named “Rocket 1,” as supportive in nature. We successfully completed the 90-day efficacy component of Rocket 2 in September 2015 when the trial achieved its primary efficacy endpoint of demonstrating non-inferiority of Rhopressa™ compared to timolol. The final primary baseline IOP ranges for Rocket 2 were above 20 mmHg, or millimeters of mercury, to below 25 mmHg. We also expect to include as supportive data the results of Rocket 4 and Mercury 1, each as further discussed below, with the NDA submission for RhopressaTM.
In Rocket 2, in addition to successfully achieving non-inferiority to timolol at this endpoint range, the 12-month safety data from this registration trial also confirmed a positive safety profile for the drug and demonstrated a consistent IOP lowering effect throughout the 12-month period at the specified 8 a.m. measurement time points. In the recently announced primary efficacy results from our first Phase 3 registration trial for Roclatan™, named “Mercury 1,” Rhopressa™ demonstrated non-inferiority to latanoprost, the most commonly prescribed drug for the treatment of patients with glaucoma.
Further, we are conducting a fourth Phase 3 registration trial for Rhopressa™, named “Rocket 4,” in the U.S., which is designed to generate adequate six-month safety data for European regulatory approval. We recently announced the 90-day efficacy results from Rocket 4 where Rhopressa™ achieved its primary efficacy endpoint of demonstrating non-inferiority of Rhopressa™ compared to timolol for patients with baseline IOPs ranging from above 20 to below 25 mmHg. While Rocket 4 is not required for NDA filing purposes, we expect to file the Rocket 4 results with the Rhopressa™ NDA as supportive data, along with the data from Mercury 1. European regulatory filings for Rhopressa™ are currently expected to be submitted in the second half of 2017. We are also conducting a third Phase 3 registration trial for Rhopressa™, named “Rocket 3,” in Canada, which is designed as a supplementary 12-month safety-only trial and is not required for NDA filing purposes.

We are developing Rhopressa™ as the first of a new class of compounds that is designed to lower IOP in patients through novel MOAs. We believe that, if approved, Rhopressa™ will represent the first new MOAs for lowering IOP in patients with glaucoma in over 20 years. Based on clinical data to date, we expect that Rhopressa™, if approved, will have the potential to compete with non-PGA (prostaglandin analog) products as a preferred adjunctive therapy to PGAs, due to its IOP-lowering ability at consistent levels across tested baselines with once-daily dosing relative to currently marketed non-PGA products and its potential synergistic effect with PGA products. In addition, if approved, we believe that Rhopressa™ may also potentially become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs, for patients who have lower IOPs but nevertheless present with glaucomatous damage to the optic nerve, which is commonly referred to as “low-tension” or “normal tension” glaucoma, as well as for patients who choose to avoid the cosmetic issues associated with PGA products.

Our second product candidate is once-daily Roclatan™ ophthalmic solution (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“Roclatan™”). Roclatan™ is a fixed-dose combination of Rhopressa™ and latanoprost. The first Phase 3 registration trial for Roclatan™, named “Mercury 1,” which is a 12-month safety trial with a 90-day efficacy readout, commenced in September 2015 and on September 14, 2016, we announced that Mercury 1 achieved its primary efficacy endpoint of demonstrating superiority of Roclatan™ to each of its components, including Rhopressa, and market-leading PGA, latanoprost.

The trial is designed to evaluate patients with maximum baseline IOPs ranging from above 20 to below 36 mmHg at nine measured time points over the 90-day efficacy period. In the 90-day efficacy results, the IOP-lowering effect of RoclatanTM exceeded that of the latanoprost monotherapy in a range of 1.3 to 2.5 mmHg and that of the RhopressaTM monotherapy in a range of 1.8 to 3.0 mmHg.  RoclatanTM reduced mean diurnal IOPs to 16 mmHg or lower in 61% of patients, a significantly higher percentage than observed in the comparator arms in the study. The most common adverse event observed in the RoclatanTM arm was hyperemia, or eye redness, which was reported in approximately 50% of patients and was scored as mild for approximately 80% of affected patients. There were no drug-related serious adverse events for any of the comparators in the trial.

The second Phase 3 registration trial for Roclatan™, named “Mercury 2,” commenced in March 2016. Mercury 2 is a 90-day efficacy and safety trial designed to demonstrate superiority of Roclatan™ to each of its components. We expect to report the topline 90-day data for Mercury 2 in the second quarter of 2017. If both Mercury 1 and Mercury 2 are successful, we expect to file an NDA for Roclatan™ near year-end 2017.

Mercury 1 and Mercury 2 will also be used for European approval of Roclatan™, and we plan to initiate a third Phase 3 registration trial for Roclatan™, named “Mercury 3,” in Europe in the first half of 2017. Mercury 3 will be designed to compare Roclatan™ to a fixed dose combination product broadly marketed in Europe, which if successful should benefit our commercialization prospects in Europe.

We believe Roclatan™ has the potential to provide a greater IOP-lowering effect than any currently approved glaucoma product. Therefore, we believe that RoclatanTM, if approved, could compete with both PGA and non-PGA therapies and potentially become the product of choice for patients requiring maximal IOP lowering, including those with higher IOPs and those who present with significant disease progression.

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

Additionally, our owned preclinical small molecule, AR-13154, has demonstrated the potential for the treatment of wet age-related macular degeneration (AMD) by inhibiting Rho kinase, PKC, JAK2 and PDGFR-β, and has shown lesion size decreases in a model of wet AMD at levels similar to or better than current market-leading products, and even greater lesion size reduction in combination with VEGF inhibitors. As we look forward to next steps for AR-13154, we expect to continue evaluating sustained delivery systems and establish long-term efficacy and pharmacokinetics in preclinical models.

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

In March 2015, we revised our corporate structure to align with our business strategy outside of North America by establishing Aerie Pharmaceuticals Limited, a wholly-owned subsidiary organized under the laws of the Cayman Islands (“Aerie Limited”). In addition, we assigned the beneficial rights to our non-U.S. and non-Canadian intellectual property to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, we and Aerie Limited entered into a research and development cost sharing agreement pursuant to which we and Aerie Limited will share the costs of the development of intellectual property. Additionally, in April 2015, we continued to prepare for internationally-based activities and established Aerie Pharmaceuticals Ireland Limited (“Aerie Ireland Limited”) as a wholly-owned subsidiary of Aerie Limited to develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment pursuant to a license arrangement entered into between Aerie Limited and Aerie Ireland Limited. We are currently preparing for the construction of an Aerie manufacturing plant in Ireland.
We have incurred net losses since our inception in June 2005. Our operations to date have been limited to research and development and raising capital. As of September 30, 2016, we had an accumulated deficit of $287.3 million. We recorded net losses of $23.8 million and $69.7 million for the three and nine months ended September 30, 2016, respectively, and net losses of $18.0 million and $54.0 million for the three and nine months ended September 30, 2015, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval and preparing for potential commercialization of our product candidates.
We expect to incur increased research and development expenses for the year ending December 31, 2016 as compared to the year ended December 31, 2015 as we continue to initiate and conduct clinical trials for Rhopressa™ and Roclatan™ and pursue regulatory approval. As we prepare for commercialization, we will incur increasing levels of commercial, sales, marketing and manufacturing expenses. Since our initial public offering (“IPO”) in October 2013, we are also incurring additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant operating losses in 2016 and 2017.
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
Since our IPO, we have issued $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”), for which we received net proceeds of approximately $122.9 million, after deducting discounts and certain expenses of $2.1 million, have issued 5,933,712 shares of our common stock under our “at-the-market” sales agreements, for which we received net proceeds of approximately $146.6 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses, and have issued 2,542,373 shares of our common stock pursuant an underwriting agreement, dated September 15, 2016, with Cantor Fitzgerald & Co., for which we received net proceeds of approximately $71.0 million, after deducting the underwriting discount, fees and expenses of approximately $4.0 million.
Our cash, cash equivalents and investments totaled $255.6 million as of September 30, 2016 and are currently expected to provide sufficient resources for our ongoing needs. See “- Operating Capital Requirements.”
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

Financial Overview
Revenue
We have not generated any revenue from the sale of any products, and we do not expect to generate any revenue unless or until we obtain regulatory approval of and commercialize our product candidates.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and stock-based compensation for all officers and employees in general management, marketing, finance and administration. Other significant expenses include commercial related manufacturing costs, facilities expenses and professional fees for accounting, legal and other services.
We expect that our general and administrative expenses will increase with the continued advancement of our product candidates and with our increased management, legal, compliance and accounting expenses as we continue to grow. We expect these increases will likely be associated with commercialization and related activities, the hiring of additional personnel and outside service provider activities.
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
Expenses relating to activities, such as manufacturing and stability and toxicology studies, that are supportive of the product candidate itself, are classified as direct non-clinical. Expenses relating to clinical trials and similar activities, including costs associated with CROs and FDA related fees, are classified as direct clinical. Expenses relating to activities that support more than one development program or activity such as personnel costs, stock-based compensation and depreciation are not allocated to direct clinical or non-clinical expenses and are separately classified as “unallocated.”

The following table shows our research and development expenses by product candidate and type of activity for the three and nine months ended September 30, 2016 and 2015:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
	(unaudited) (in thousands)
RhopressaTM
Direct non-clinical	$540	$1,505	$2,153	$5,006
Direct clinical	2,464	2,958	8,776	12,841
Total	$3,004	$4,463	$10,929	$17,847
RoclatanTM
Direct non-clinical	$625	$468	$1,900	$1,730
Direct clinical	4,295	1,512	10,311	2,091
Total	$4,920	$1,980	$12,211	$3,821
Other research and development activities	$183	$—	$1,290	$56
Unallocated	$4,581	$3,461	$13,870	$10,425
Total research and development expense	$12,688	$9,904	$38,300	$32,149
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

Results of Operations
Comparison of the Three Months Ended September 30, 2016 and 2015
The following table summarizes the results of our operations for the three months ended September 30, 2016 and 2015:

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE	% INCREASE
	2016	2015	(DECREASE)	(DECREASE)
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(10,627)	$(7,462)	$3,165	42%
Research and development	(12,688)	(9,904)	2,784	28%
Other income (expense), net	(460)	(523)	63	N/A
Net loss before income taxes	$(23,775)	$(17,889)
General and administrative expenses
General and administrative expenses increased by $3.2 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This increase was primarily associated with the expansion of our employee base to support the growth of our operations and preparatory commercial manufacturing activities, which commenced in 2016.
Personnel costs increased by $1.3 million, including an increase in employee stock based compensation expense of $0.7 million and an increase in salaries and related expenses of $0.6 million. Our preparatory commercial manufacturing activities have primarily been related to the validation and scale-up of our current manufacturing activities for which we incurred $1.8 million during the three months ended September 30, 2016.

Research and development expenses
During the three months ended September 30, 2016, our research and development activity was primarily associated with Phase 3 clinical trials for Rhopressa™ and Roclatan™. Research and development expenses increased by $2.8 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Costs for Roclatan™ increased by $2.9 million, including increased direct clinical costs of $2.8 million associated with the commencement of Mercury 1 and Mercury 2 in September 2015 and March 2016, respectively. Costs for Rhopressa™ decreased by $1.5 million as direct clinical costs decreased by $0.5 million and direct non-clinical costs decreased by $1.0 million due to the timing of our clinical trials and NDA submission. Both Rocket 1 and Rocket 2 commenced in July 2014. Rocket 1 was completed in April 2015 and three-month efficacy results were reported for Rocket 2 in September 2015. Rocket 4 expenses commenced in mid-2015 and this trial is currently on-going. Unallocated expenses, including employee compensation, consulting costs and related expenses, increased by $1.1 million.

Comparison of the Nine Months Ended September 30, 2016 and 2015
The following table summarizes the results of our operations for the nine months ended September 30, 2016 and 2015:

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE	% INCREASE
	2016	2015	(DECREASE)	(DECREASE)
	(unaudited)
	(in thousands)
Expenses
General and administrative	$(29,814)	$(22,987)	$6,827	30%
Research and development	(38,301)	(32,149)	6,152	19%
Other income (expense), net	(1,490)	1,374	(2,864)	N/A
Net loss before income taxes	$(69,605)	$(53,762)
General and administrative expenses
General and administrative expenses increased by $6.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This increase was primarily associated with the expansion of our employee base to support the growth of our operations and preparatory manufacturing activities associated with our commercialization efforts.
Personnel costs increased by $3.8 million, including an increase in salaries and related expenses of $2.3 million and an increase in employee stock based compensation expense of $1.5 million. Our preparatory commercial manufacturing activities have primarily been related to the validation and scale-up of our current manufacturing activities for which we incurred $3.7 million during the nine months ended September 30, 2016. These increases were partially offset by decreases in costs associated with professional fees of $0.4 million and decreases in travel and other expenses of $0.2 million.
Research and development expenses
During the nine months ended September 30, 2016, our research and development activity was primarily associated with Phase 3 clinical trials for Rhopressa™ and Roclatan™. Research and development expenses increased by $6.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Costs for Roclatan™ increased by $8.4 million, including increased direct clinical costs of $8.2 million as a result of commencing Mercury 1 and Mercury 2 in September 2015 and March 2016, respectively. Costs for Rhopressa™ decreased by $6.9 million as direct clinical costs decreased by $4.1 million and direct non-clinical costs decreased by $2.9 million due to the timing of our clinical trials and NDA submission. Both Rocket 1 and Rocket 2 commenced in July 2014. Rocket 1 was completed in April 2015 and three-month efficacy results for Rocket 2 were reported in September 2015. Rocket 4 expenses commenced in mid-2015 and this trial is currently on-going. Unallocated expenses, including employee compensation, consulting costs and related expenses, increased by $3.4 million. Additionally, costs associated with other research and development activities, including collaboration arrangements, increased by $1.2 million.

Other income (expense), net
Other income (expense), net decreased by $2.9 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease was mainly due to income from the sale of our deferred New Jersey state tax benefits to unrelated third parties in 2015.
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
On November 3, 2014, we filed a shelf registration statement on Form S-3 (the “2014 Registration Statement”) that permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock and sales of common stock by certain selling stockholders.
From November 10, 2014 through September 30, 2016, we issued and sold a total of 5,933,712 shares of common stock under our “at-the-market” sales agreements, of which 4,179,156 shares were issued and sold during the nine months ended September 30, 2016, and received net proceeds of approximately $146.6 million, of which $96.2 million were received during the nine months ended September 30, 2016, in each case, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses. Sales under the “at-the-market” sales agreements were made pursuant to the 2014 Registration Statement. As of September 30, 2016, no shares remain available for issuance under the “at-the-market” sales agreements or the 2014 Registration Statement.
On September 15, 2016, we filed an automatic shelf registration statement on Form S-3 (the “2016 Registration Statement”) that permits the offering, issuance and sale of an unlimited number of shares of common stock from time to time by us.
On September 15, 2016, we entered into an underwriting agreement with Cantor Fitzgerald & Co., relating to the registered public offering of 2,542,373 shares of our common stock at a price to the public of $29.50 per share. We received net proceeds of approximately $71.0 million, after deducting underwriting discounts, fees and expenses of $4.0 million. The offering was made pursuant to the 2016 Registration Statement.
As of September 30, 2016, our principal sources of liquidity were our cash and cash equivalents and investments, which totaled approximately $255.6 million. We believe that our cash and cash equivalents and investments as of September 30, 2016 will provide sufficient resources for our ongoing needs.

The following table summarizes our sources and uses of cash:

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
	(unaudited) (in thousands)
Net cash (used in) provided by:
Operating activities	$(60,994)	$(41,511)
Investing activities	14,015	14,397
Financing activities	167,857	48,474
Net change in cash and cash equivalents	$120,878	$21,360
During the nine months ended September 30, 2016 and 2015, our operating activities used net cash of $61.0 million and $41.5 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses, adjusted for certain non-cash items. The increase in net loss from operations for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to increased research and development expenses and general and administrative expenses as previously described, see “—Results of Operations.” Additionally, in connection with the initial NDA submission for RhopressaTM, announced in September 2016, we paid the FDA a user fee of $2.4 million, of which we expect $1.8 million to be reimbursed to us within the next twelve months. The $0.6 million retention by the FDA results from our withdrawal of the initial NDA submission prior to FDA acceptance of the NDA for review. For the nine months ended September 30, 2015, we received $2.9 million of cash proceeds from the sale of deferred state tax benefits to unrelated parties, which decreased net cash used in operating activities.
During the nine months ended September 30, 2016, our investing activities provided net cash of $14.0 million primarily related to maturities of available-for-sale investments of $35.4 million, which were partially offset by purchases of available-for-sale investments of $19.9 million and by purchases of office furnishings, software and equipment of $1.4 million to facilitate our increased research and development and corporate activities. During the nine months ended September 30, 2015, our investing activities provided net cash of approximately $14.4 million primarily related to maturities and sales of available-for-sale investments of $42.8 million, which were partially offset by purchases of available-for-sale investments of $26.6 million and by purchases of office furnishings of $1.9 million.
During the nine months ended September 30, 2016 and 2015, our financing activities provided net cash of $167.9 million and $48.5 million, respectively. The net cash provided by financing activities for the nine months ended September 30, 2016 was primarily related to the issuance and sale of common stock pursuant to our “at-the-market” sales agreements and underwriting agreement, dated September 15, 2016, from which we received net proceeds of approximately $96.2 million and $71.0 million, respectively. The net cash provided by financing activities for the nine months ended September 30, 2015, was primarily related to the issuance and sale of common stock pursuant to our “at-the-market” sales agreements, from which we received net proceeds of approximately $47.1 million.
Operating Capital Requirements
We expect to incur on-going operating losses as we continue to conduct and complete significant Phase 3 clinical trial activity in 2016 for RhopressaTM and RoclatanTM, and further prepare in 2017 for commercialization in the U.S. of RhopressaTM in 2018. Clinical trial expenses for trials conducted in the U.S. are expected to decrease in 2017 and we expect to incur additional clinical and other expenses abroad as we execute our strategy for ultimate commercialization in Europe and Japan. We currently expect that our existing cash and cash equivalents and investments will provide sufficient resources for our ongoing needs to complete all currently known non-clinical and clinical requirements for our development programs advancing RhopressaTM and RoclatanTM approval by the FDA and product commercialization, pending successful outcome of the trials. We also intend to use these funds in part for general corporate purposes and for strategic growth opportunities, including the execution of clinical trials in Japan, the commencement of construction of a manufacturing plant in Ireland and the continuation of preclinical activity in support of our product pipeline.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at September 30, 2016:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
(in thousands)
Operating lease and other obligations(1)	$6,828	$1,718	$2,791	$2,141	$178
2014 Convertible Notes(2)	125,000	—	—	—	125,000
	131,828	1,718	2,791	2,141	125,178

(1)
Our operating lease and other obligations are primarily related to our principal executive office in Irvine, California, corporate office in Bedminster, New Jersey, and new research facility in Durham, North Carolina.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of September 30, 2016, totaled $211.9 million and consisted of cash and money market funds, commercial paper, corporate bonds and government agency securities with original maturities of three months or less from the date of purchase. Our investments totaled $43.7 million as of September 30, 2016 and consisted of certificates of deposit, commercial paper, corporate bonds and government agency securities. We had cash and cash equivalents and investments of $150.4 million as of December 31, 2015. Given the short-term nature of our cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. The 2014 Convertible Notes carry a fixed interest rate and, as such, are not subject to interest rate risk. We do not have any material foreign currency or any other derivative financial instruments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Item 1A. Risk Factors
You should consider carefully the risks set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 2, 2016, and other documents that we have filed or furnished with the SEC. There have been no material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
On November 3, 2014, we filed the 2014 Registration Statement that permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock and sales of common stock by certain selling stockholders.

From November 10, 2014 through September 30, 2016, we issued and sold a total of 5,933,712 shares of common stock under our “at-the-market” sales agreements, of which 4,179,156 shares were issued and sold during the nine months ended September 30, 2016, and received net proceeds of approximately $146.6 million, of which $96.2 million were received during the nine months ended September 30, 2016, in each case, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses. Sales under the “at-the-market” sales agreements were made pursuant to the 2014 Registration Statement. As of September 30, 2016, no shares remain available for issuance under the “at-the-market” sales agreements or the 2014 Registration Statement.

We currently hold the net proceeds from these sales as cash deposits and in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities.
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

AERIE PHARMACEUTICALS, INC.

Date: November 3, 2016	/s/ RICHARD J. RUBINO
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

(i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015 (unaudited), (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).