Form 10-Q
period 2017-03-31
AERIE PHARMACEUTICALS INC
filed 2017-05-03
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2017, there were 33,634,941 shares of the registrant’s common stock, par value $0.001, outstanding.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, industry change and other factors beyond our control, and depend on regulatory approvals and economic and other environmental circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We discuss many of these risks under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2017, and other documents we have filed or furnished with the SEC. You should not rely upon forward-looking statements as predictions of future events.

ii

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	MARCH 31, 2017	DECEMBER 31, 2016
Assets
Current assets
Cash and cash equivalents	$139,534	$197,945
Short-term investments	68,330	35,717
Prepaid expenses and other current assets	2,351	4,028
Total current assets	210,215	237,690
Property, plant and equipment, net	12,532	7,857
Other assets, net	2,661	2,707
Total assets	$225,408	$248,254
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$13,023	$18,820
Interest payable	539	551
Total current liabilities	13,562	19,371
Convertible notes, net of discounts	123,615	123,539
Other non-current liabilities	4,115	—
Total liabilities	141,292	142,910
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of March 31, 2017 and December 31, 2016; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 33,634,673 and 33,458,607 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	34	33
Additional paid-in capital	426,597	422,002
Accumulated other comprehensive loss	(105)	(68)
Accumulated deficit	(342,410)	(316,623)
Total stockholders’ equity	84,116	105,344
Total liabilities and stockholders’ equity	$225,408	$248,254

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Operating expenses
Selling, general and administrative	$(14,475)	$(9,801)
Research and development	(10,954)	(12,309)
Loss from operations	(25,429)	(22,110)
Other income (expense), net	(312)	(548)
Net loss before income taxes	$(25,741)	$(22,658)
Income tax expense	(46)	(46)
Net loss	$(25,787)	$(22,704)
Net loss attributable to common stockholders—basic and diluted	$(25,787)	$(22,704)
Net loss per share attributable to common stockholders—basic and diluted	$(0.76)	$(0.85)
Weighted average number of common shares outstanding—basic and diluted	33,777,395	26,723,266

Net loss	$(25,787)	$(22,704)
Unrealized gain (loss) on available-for-sale investments	(37)	111
Comprehensive loss	$(25,824)	$(22,593)

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Cash flows from operating activities
Net loss	$(25,787)	$(22,704)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	291	223
Amortization of deferred financing costs and debt discount	76	75
Amortization and accretion of premium or discount on available-for-sale investments, net	52	147
Stock-based compensation	4,850	3,534
Changes in operating assets and liabilities
Prepaid, current and other assets	1,427	503
Accounts payable and other current liabilities	(5,733)	(1,130)
Interest payable	(30)	(6)
Net cash used in operating activities	(24,854)	(19,358)
Cash flows from investing activities
Purchase of available-for-sale investments	(45,561)	(13,265)
Maturity of available-for-sale investments	12,860	16,036
Purchase of property, plant and equipment	(904)	(335)
Net cash (used in) provided by investing activities	(33,605)	2,436
Cash flows from financing activities
Proceeds from exercise of stock options	551	4
Proceeds from exercise of stock purchase rights	148	252
Tax withholdings related to restricted stock awards	(651)	(128)
Net cash provided by financing activities	48	128
Net change in cash and cash equivalents	(58,411)	(16,794)
Beginning of period	197,945	91,060
End of period	$139,534	$74,266
Supplemental disclosures
Income taxes paid	$—	$1,789
Interest paid	551	551
Amounts capitalized under build-to-suit lease transaction	4,204	—
Interest capitalized during construction period for build-to-suit lease transaction	46	—
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
In 2015, the Company revised its corporate structure to align with its business strategy outside of North America by establishing Aerie Limited and Aerie Ireland Limited. Aerie assigned the beneficial rights to its non-U.S. and non-Canadian intellectual property for its lead product candidates to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, Aerie and Aerie Limited entered into a research and development cost sharing agreement pursuant to which Aerie and Aerie Limited will share the costs of the development of intellectual property and Aerie Limited and Aerie Ireland Limited entered into a license arrangement pursuant to which Aerie Ireland Limited will develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment.
In 2016, Aerie assigned the beneficial rights to certain of Aerie’s intellectual property in the U.S. and Canada to Aerie Distribution, and amended and restated the research and development cost sharing agreement to transfer Aerie’s rights and obligations under the agreement to Aerie Distribution.
The Company has its principal executive offices in Irvine, California and operates as one business segment.
The Company has not yet commenced commercial operations and therefore has not generated product revenue. The Company’s activities since inception have primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company does not expect to generate revenue until and unless it receives regulatory approval of and successfully commercializes its current product candidates. The Company has incurred losses and experienced negative operating cash flows since inception. The Company has funded its operations primarily through the sale of equity securities and issuance of convertible notes (Note 7).
If the Company does not successfully commercialize any of its current product candidates, it may be unable to generate product revenue or achieve profitability. Accordingly, the Company may be required to obtain further funding through other public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization efforts.
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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
Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Comprehensive loss on the consolidated statements of operations and comprehensive loss and in Accumulated other comprehensive loss on the consolidated balance sheets. For the three months ended March 31, 2017 and 2016, the Company recorded unrealized losses of $37,000 and unrealized gains of $111,000, respectively.
Realized gains and losses are determined using the specific identification method and are included as a component of Other income (expense), net (Note 3). There were no realized gains or losses recognized for the three months ended March 31, 2017 or 2016.
The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of March 31, 2017, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
Fair Value Measurements
The Company records certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of the Company’s financial instruments, including cash and cash equivalents, short-term investments and other current assets, approximate their respective carrying values due to the short-term nature of these instruments. The estimated fair value of the 2014 Convertible Notes (as defined in Note 7) was $255.4 million and $209.6 million as of March 31, 2017 and December 31, 2016, respectively. The increase in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the change in the closing price of Aerie’s common stock on March 31, 2017 as compared to December 31, 2016. As of March 31, 2017 and December 31, 2016, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the consolidated balance sheets.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-03, which amends the FASB’s Accounting Standard Codification for SEC Staff announcements made at recent Emerging Issues Task Force (EITF) meetings. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, additional qualitative disclosures should be considered. The Company adopted this accounting standard update as of March 31, 2017. The adoption of this accounting standard update did not have a material effect on the Company’s consolidated financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-09, which provides guidance related to how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this accounting standard update as of March 31, 2017. The provisions of this accounting standard update did not have a material effect on the Company’s consolidated financial statements and disclosures.

In October 2016, the FASB issued ASU 2016-16, which eliminates the exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The new standard is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted, and must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements and disclosures.
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

Aerie’s potential common stock equivalents that have been excluded from the computation of Diluted EPS for all periods presented consist of the following:

	THREE MONTHS ENDED MARCH 31,
	2017	2016
2014 Convertible Notes(1)	5,040,323	5,040,323
Outstanding stock options	5,708,215	5,201,419
Stock purchase warrants	157,500	157,500
Unvested restricted common stock awards	348,660	190,670

(1)
Conversion is limited to a 9.985% ownership cap in shares of common stock by the holder. In addition to the common stock equivalents presented above, the 2014 Convertible Notes provide for an increase in the conversion rate if conversion is elected in connection with a significant corporate transaction. Refer to Note 7 for further information regarding the 2014 Convertible Notes.

3. Other Income (Expense), Net
Other income (expense), net consists of the following:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2017	2016
Interest and amortization expense	$(597)	$(688)
Investment and other income, net	285	140
	$(312)	$(548)

4. Investments
Cash, cash equivalents and investments as of March 31, 2017 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$133,535	$—	$—	$133,535
Commercial paper	5,999	—	—	5,999
Total cash and cash equivalents	$139,534	$—	$—	$139,534
Investments:
Certificates of deposit (due within 1 year)	$3,800	$1	$(1)	$3,800
Commercial paper (due within 1 year)	27,285	—	—	27,285
Corporate bonds (due within 1 year)	37,350	1	(106)	37,245
Total investments	$68,435	$2	$(107)	$68,330
Total cash, cash equivalents, and investments	$207,969	$2	$(107)	$207,864

Cash, cash equivalents and investments as of December 31, 2016 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$196,445	$—	$—	$196,445
Commercial paper	1,500	—	—	1,500
Total cash and cash equivalents	$197,945	$—	$—	$197,945
Investments:
Certificates of deposit (due within 1 year)	$6,920	$4	$(1)	$6,923
Corporate bonds (due within 1 year)	27,615	4	(75)	27,544
Government agencies (due within 1 year)	1,250	—	—	1,250
Total investments	$35,785	$8	$(76)	$35,717
Total cash, cash equivalents, and investments	$233,730	$8	$(76)	$233,662
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
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF MARCH 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$133,535	$—	$—	$133,535
Commercial paper	—	5,999	—	5,999
Total cash and cash equivalents	$133,535	$5,999	$—	$139,534
Investments:
Certificates of deposit	$—	$3,800	$—	$3,800
Commercial paper	—	27,285	—	27,285
Corporate bonds	—	37,245	—	37,245
Total investments	$—	$68,330	$—	$68,330
Total cash, cash equivalents, and investments	$133,535	$74,329	$—	$207,864

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$196,445	$—	$—	$196,445
Commercial paper	—	1,500	—	1,500
Total cash and cash equivalents	$196,445	$1,500	$—	$197,945
Investments:
Certificates of deposit	$—	$6,923	$—	$6,923
Corporate bonds	—	27,544	—	27,544
Government agencies	—	1,250	—	1,250
Total investments	$—	$35,717	$—	$35,717
Total cash, cash equivalents, and investments	$196,445	$37,217	$—	$233,662

As of March 31, 2017 and December 31, 2016, the estimated fair value of the 2014 Convertible Notes was $255.4 million and $209.6 million, respectively. The estimated fair value of the 2014 Convertible Notes was determined using a scenario analysis and Monte Carlo simulation model to capture the various features of the 2014 Convertible Notes. The scenario analysis and Monte Carlo simulation require the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the probability of conversion, stock price volatility, the risk free interest rate and credit spread. The increase in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the change in the closing price of Aerie’s common stock on March 31, 2017 as compared to December 31, 2016. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.
6. Accounts Payable & Other Current Liabilities
Accounts payable and other current liabilities consist of the following:

(in thousands)	MARCH 31, 2017	DECEMBER 31, 2016
Accounts payable	$1,957	$5,610
Accrued expenses and other liabilities:
Employee benefits and compensation related accruals(1)	2,031	4,111
Selling, general and administrative related accruals(2)	4,126	2,908
Research and development related accruals(3)	4,909	6,191
	$13,023	$18,820

(1)	Comprised of accrued bonus, accrued vacation and other employee related expenses, and liabilities under the Company’s employee stock purchase plan.

(2)	Comprised of accruals such as outside professional fees and other business related expenses.

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
The Note Purchase Agreement contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on Aerie’s and its subsidiaries’ assets. As of March 31, 2017, Aerie was in compliance with the covenants. The Note Purchase Agreement also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in Aerie’s or Aerie Distribution’s representations and warranties to Deerfield; failure to comply with any of the covenants; Aerie’s or Aerie Distribution’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against Aerie and its subsidiaries; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on Aerie’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the 2014 Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding 2014 Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.

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
Unamortized debt discounts were $1.4 million as of March 31, 2017. Debt discounts are amortized using the effective interest method through the earlier of maturity or the conversion of the 2014 Convertible Notes.
The table below summarizes the carrying value of the 2014 Convertible Notes as of March 31, 2017:

(in thousands)	MARCH 31, 2017
Gross proceeds	$125,000
Initial value of issuance costs recorded as debt discount	(2,146)
Amortization of debt discount and issuance costs	761
Carrying value	$123,615
For the three months ended March 31, 2017 and 2016 interest expense related to the 2014 Convertible Notes was $521,000 and $545,000, respectively.
8. Build-to-Suit Lease
In January 2017, the Company entered into a lease agreement, expiring in September 2037, for a new manufacturing plant in Athlone, Ireland under which the Company is leasing approximately 30,000 square feet of interior floor space for build-out. The Company is permitted to terminate the lease beginning in September 2027. Total expected rental payments through September 2027 are approximately $2.5 million. Total expected rental payments through the expiration of the lease are approximately $5.7 million.
The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, the Company is deemed to be the owner of the leased space, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements required. As a result, the Company capitalized approximately $4.2 million as a build-to-suit asset within property, plant and equipment, net and recognized a corresponding build-to-suit facility lease obligation within other non-current liabilities on its consolidated balance sheets equal to the estimated replacement cost of the building at the inception of the lease.
Additionally, construction costs incurred as part of the build-out and tenant improvements will also be capitalized within property, plant and equipment, net. Rental payments made under the lease will be allocated to interest expense and the build-to-suit facility lease obligation, based on the implicit rate of the build-to-suit facility lease obligation. The build-to-suit facility lease obligation was approximately $4.2 million as of March 31, 2017.

9. Stock Purchase Warrants
As of March 31, 2017, the following equity classified warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE	TYPE OF EQUITY SECURITY
75,000	$5.00	February 2019	Common Stock
75,000	$5.00	November 2019	Common Stock
7,500	$5.00	August 2020	Common Stock
223,482	$0.05	December 2019	Common Stock
The warrants outstanding as of March 31, 2017 are all currently exercisable with weighted-average remaining lives of 2.5 years.
10. Stock-based Compensation
Stock-based compensation expense for options granted and restricted stock awards (“RSAs”) is reflected in the consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2017	2016
Research and development	$1,064	$712
Selling, general and administrative	3,786	2,822
Total	$4,850	$3,534

The estimated fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model. Options granted to non-employees are revalued at each financial reporting period until the required service is performed. The fair value of RSAs granted is based on the market value of Aerie’s common stock on the date of grant. Compensation expense related to time-based RSAs is expensed on a straight-line basis over the vesting period. For RSAs with non-market performance conditions, the Company evaluates the criteria for each grant to determine the probability that the performance condition will be achieved. Compensation expense for RSAs with non-market performance conditions is recognized over the respective service period when it is deemed probable that the performance condition will be satisfied.

As of March 31, 2017, the Company had $43.4 million of unrecognized compensation expense related to options granted under its equity plans. This cost is expected to be recognized over a weighted average period of 3.0 years as of March 31, 2017. The weighted average remaining contractual life on all outstanding options as of March 31, 2017 was 7.5 years.

As of March 31, 2017, the Company had $11.9 million of unrecognized compensation expense, related to unvested RSAs. This cost is expected to be recognized over the weighted average contractual term period of 3.4 years as of March 31, 2017.

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

On December 7, 2016, Aerie’s Board of Directors approved the Inducement Award Plan which provides for the granting of up to 418,000 equity awards in respect of common stock of Aerie, which was increased by 250,000 shares on March 30, 2017. Awards granted under the Inducement Award Plan are intended to qualify as employment inducement awards under NASDAQ Listing Rule 5635(c)(4).
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2016	5,255,930	$14.34
Granted	643,059	43.71
Exercised	(173,203)	9.75
Canceled	(17,571)	34.34
Options outstanding at March 31, 2017	5,708,215	$17.73	7.5	$157,690
Options exercisable at March 31, 2017	3,406,018	$11.32	6.7	$115,894

The following table summarizes the RSA activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
RSAs outstanding at December 31, 2016	164,194	$19.87
Granted	229,493	44.38
Vested	(42,691)	20.75
Canceled	(2,336)	43.90
RSAs outstanding at March 31, 2017	348,660	$35.74
The vesting of time-based RSAs is service based with terms of one to four years. RSAs with non-market performance conditions vest upon the satisfaction of certain performance conditions and/or service conditions.
11. Commitments and Contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. The Company is not a party to any known litigation, is not aware of any unasserted claims and does not have contingency reserves established for any litigation liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes that appear elsewhere in this report and with our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 9, 2017. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other documents we have filed or furnished with the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.
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
Our first product candidate is once-daily Rhopressa™ (netarsudil ophthalmic solution) 0.02% (“RhopressaTM”). We resubmitted our new drug application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for Rhopressa™ on February 28, 2017 and expect a standard 12-month FDA review period for the NDA from the date of resubmission. Our initial submission, announced in September 2016, was withdrawn as a result of a contract manufacturer of our drug product not being prepared for pre-approval inspection by the FDA. The NDA submission included our second Phase 3 registration trial for RhopressaTM, named “Rocket 2,” as the pivotal clinical trial and our initial Phase 3 registration trial, named “Rocket 1,” as supportive in nature. We successfully completed the 90-day efficacy component of Rocket 2 in September 2015 when the trial achieved its primary efficacy endpoint of demonstrating non-inferiority of Rhopressa™ compared to timolol. The final primary baseline IOP ranges for Rocket 2 were above 20 millimeters of mercury (“mmHg”) to below 25 mmHg. We also included as supportive data the 90-day efficacy results of Rocket 4 and Mercury 1, each as further discussed below, with the NDA submission for RhopressaTM.
In Rocket 2, in addition to successfully achieving non-inferiority to timolol at the primary efficacy endpoint range, the 12-month safety data from this registration trial also confirmed a positive safety profile for the drug and demonstrated a consistent IOP lowering effect throughout the 12-month period at the specified 8 a.m. measurement time points. In the 90-day efficacy results from Mercury 1, Rhopressa™ demonstrated non-inferiority to latanoprost, the most commonly prescribed drug for the treatment of patients with glaucoma, at baseline IOPs from above 20 mmHg to below 25 mmHg.
We recently completed our fourth Phase 3 registration trial for Rhopressa™, named “Rocket 4,” in the U.S., which was designed to generate adequate six-month safety data for European regulatory approval, which we expect to file for in the second half of 2018. The six-month safety data were consistent with observations in previous Rhopressa™ three-month and 12-month Phase 3 registration trials. Additionally, the diurnal efficacy measurements at months four, five and six remained within the non-inferiority range compared to timolol at baseline IOPs ranging from above 20 mmHg to below 25 mmHg, and also from above 20 mmHg to below 27 mmHg. In October 2016, we announced the 90-day efficacy results from Rocket 4 where Rhopressa™ achieved its primary efficacy endpoint of demonstrating non-inferiority of Rhopressa™ compared to timolol for patients with baseline IOPs ranging from above 20 mmHg to below 25 mmHg, and final 90-day efficacy results also demonstrated non-inferiority of RhopressaTM to timolol at the range of above 20 mmHg to below 30 mmHg. A third Phase 3 registration trial for RhopressaTM, named “Rocket 3,” was a small 12-month safety-only study in Canada that was not necessary for the NDA submission and for which we have discontinued enrollment.

The RhopressaTM Phase 3 registration trial results have shown no drug-related serious adverse events or drug related systemic adverse events, with the most common adverse event reported being conjunctival hyperemia, or eye redness, with incidence rates of approximately 50% across all Phase 3 registration trials for RhopressaTM, the majority of which was reported as mild.

In a 24-hour, 12-patient pilot study comparing RhopressaTM efficacy to that of placebo, Rhopressa™ demonstrated similar levels of IOP lowering during nocturnal and diurnal periods. This is potentially a further differentiating feature of Rhopressa™ when considering that currently marketed products have demonstrated little or no efficacy at night and eye pressure is typically highest when patients are asleep.

We are developing Rhopressa™ as the first of a new class of compounds that is designed to lower IOP in patients through novel MOAs. We believe that, if approved, Rhopressa™ will represent the first new MOAs for lowering IOP in patients with glaucoma in over 20 years. Based on preclinical studies and clinical data to date, we expect that Rhopressa™, if approved, will have the potential to compete with non-PGA (prostaglandin analogue) products as a preferred adjunctive therapy to PGAs, due to its targeting of the diseased tissue known as the trabecular meshwork, or TM, its demonstrated IOP-lowering ability at consistent levels across tested baselines with once-daily dosing, its potential synergistic effect with PGA products, and its lack of serious drug related adverse events. In addition, if approved, we believe that Rhopressa™ may also potentially become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs and for patients who choose to avoid the cosmetic issues associated with PGA products.

Our second product candidate, once-daily Roclatan™ (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“Roclatan™”), is a fixed-dose combination of Rhopressa™ and latanoprost. We currently have two Phase 3 registration trials for Roclatan™ in process. The first Phase 3 registration trial for Roclatan™, named “Mercury 1,” which is a 12-month safety trial with a 90-day efficacy readout, commenced in September 2015, and in September 2016 we announced that Mercury 1 achieved its primary efficacy endpoint of demonstrating superiority of Roclatan™ to each of its components.

The Mercury 1 trial evaluated patients with maximum baseline IOPs ranging from above 20 mmHg to below 36 mmHg at nine measured time points over the 90-day efficacy period. In the 90-day efficacy results, the IOP-lowering effect of RoclatanTM exceeded that of the latanoprost monotherapy in a range of 1.3 mmHg to 2.5 mmHg and that of the RhopressaTM monotherapy in a range of 1.8 mmHg to 3.0 mmHg.  RoclatanTM reduced mean diurnal IOPs to 16 mmHg or lower in 61% of patients, a significantly higher percentage than observed in the comparator arms in the study.

The safety and tolerability results for Roclatan™ from the 90-day efficacy period of Mercury 1 showed no drug-related serious adverse events or drug related systemic adverse events. The most common adverse event observed in the RoclatanTM arm was conjunctival hyperemia, or eye redness, which was reported in approximately 50% of patients, approximately 80% of which was reported as mild. There were no drug-related serious adverse events for any of the comparators in the trial. We expect to report Mercury 1 topline 12-month safety data in the third quarter of 2017.

The second Phase 3 registration trial for Roclatan™, named “Mercury 2,” commenced in March 2016. Mercury 2 is a 90-day efficacy and safety trial designed to demonstrate superiority of Roclatan™ to each of its components. The Mercury 2 trial design is identical to that of Mercury 1, except that Mercury 2 is a 90-day trial without the additional nine-month safety extension included in Mercury 1. We expect to report the topline 90-day efficacy data for Mercury 2 in the second quarter of 2017. If both Mercury 1 and Mercury 2 are successful, we expect to submit an NDA for Roclatan™ in late 2017 or early 2018, which may be prior to obtaining approval for RhopressaTM. We are permitted to submit the Roclatan™ NDA while the RhopressaTM NDA is still being reviewed by the FDA.

Mercury 1 and Mercury 2 will also be used for European approval of Roclatan™, and we plan to initiate a third Phase 3 registration trial for Roclatan™, named “Mercury 3,” in Europe in mid-2017. Mercury 3 will be designed to compare Roclatan™ to Ganfort®, a fixed dose combination product of bimatoprost and timolol marketed in Europe, which if successful, is expected to improve our commercialization prospects in that region.

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

In addition to our continued use of product sourced from our current contract manufacturer based in the U.S., in January 2017, we announced that we are building out a new manufacturing plant in Athlone, Ireland. This will be our first manufacturing plant, expected to produce commercial supplies of our current product candidates, RhopressaTM and RoclatanTM. If we obtain regulatory approval, commercial product supply of RhopressaTM from the plant is expected to be available by 2020. We are also in the process of adding a second contract manufacturer.

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

We are also evaluating possible uses of our existing proprietary portfolio of Rho kinase inhibitors beyond glaucoma. Our owned preclinical small molecule, AR-13154, has demonstrated the potential for the treatment of wet age-related macular degeneration (AMD) by inhibiting Rho kinase and Protein kinase C and has shown lesion size decreases in an in vivo preclinical model of wet AMD at levels similar to the current market-leading wet AMD anti-VEGF product, and even greater lesion size reduction in combination with the current market-leading wet AMD anti-VEGF product. Further, in our preclinical studies, we have seen a promising potential of this molecule to reduce neovascularization in a model of proliferative diabetic retinopathy. Pending additional studies, AR-13154 may have the potential to provide an entirely new mechanism and pathway to treat this disease.

We may enter into research collaboration arrangements, license, acquire or develop additional product candidates and technologies to broaden our presence in ophthalmology, and we continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners. Our approach has consistently been to explore opportunities with minimal initial investment allowing us to more fully evaluate the probability of success prior to making a material commitment. We are currently focused on the evaluation of technologies for the delivery of our owned molecules to the front and back of the eye over sustained periods.

Our strategy includes developing our business outside of North America, including obtaining regulatory approval in Europe and Japan on our own for our current product candidates. For commercialization outside of North America, we expect to explore partnership opportunities through collaboration and licensing arrangements in Europe and Japan.

In 2015, we revised our corporate structure to align with our business strategy outside of North America by establishing Aerie Pharmaceuticals Limited, a wholly-owned subsidiary (“Aerie Limited”), and Aerie Pharmaceuticals Ireland Limited, a wholly-owned subsidiary (“Aerie Ireland Limited”). We assigned the beneficial rights to our non-U.S. and non-Canadian intellectual property for our lead product candidates to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, we and Aerie Limited entered into a research and development cost sharing agreement pursuant to which we and Aerie Limited will share the costs of the development of intellectual property and Aerie Limited and Aerie Ireland Limited entered into a license arrangement pursuant to which Aerie Ireland Limited will develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment. In 2016, we assigned the beneficial rights to certain of our intellectual property in the U.S. and Canada to Aerie Distribution, Inc., a wholly owned subsidiary (“Aerie Distribution”), and amended and restated the research and development cost sharing agreement to transfer our rights and obligations under the agreement to Aerie Distribution.
We have incurred net losses since our inception in June 2005. Our operations to date have primarily been limited to research and development and raising capital. As of March 31, 2017, we had an accumulated deficit of $342.4 million. We recorded net losses of $25.8 million and $22.7 million for the three months ended March 31, 2017 and 2016, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval and preparing for potential commercialization and manufacturing of our product candidates.
We expect to continue to incur significant operating losses until such a time when our product candidates are commercially successful, if at all. In 2017, we expect our selling, general and administrative expenses to increase as we prepare for potential commercialization of our product candidates, including increases in personnel costs and increases in expenses and costs related to expanded infrastructure, pre-launch commercial operations and manufacturing activities. Additionally, we anticipate that our clinical expenses will decline in 2017 as we complete clinical trials and pursue regulatory approval for our product candidates in the U.S.
Our cash, cash equivalents and investments totaled $207.9 million as of March 31, 2017 and are currently expected to provide sufficient resources for our ongoing needs. See “—Operating Capital Requirements.”
To date, we have not generated product revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for one or more of our current product candidates. If we do not successfully commercialize any of our current product candidates, we may be unable to generate product revenue or achieve profitability.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for all officers and employees in general management, sales and marketing, finance, and administration. Other significant expenses include commercial related manufacturing costs, including building commercial inventory in preparation for the potential launch of RhopressaTM, pre-launch sales and marketing activities, facilities expenses and professional fees for audit, tax, legal and other services.
We expect that our selling, general and administrative expenses will increase with the continued advancement of our product candidates and as we prepare for potential commercialization. We expect these increases will likely be associated with the hiring of additional personnel, increased levels of legal, compliance and accounting expenses, and preparatory commercial operations and manufacturing activity.
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
Expenses relating to research and development activities, such as manufacturing and stability and toxicology studies, that are supportive of the product candidate itself, are classified as direct non-clinical. Expenses relating to clinical trials and similar activities, including costs associated with CROs and FDA related fees, are classified as direct clinical. Direct costs associated with our former collaboration arrangements and pipeline activities, including our ongoing preclinical activities, are included in Other research and development activities. Internal personnel costs associated with these activities are classified as “unallocated.” Expenses relating to activities that support more than one development program or activity such as personnel costs, stock-based compensation and depreciation are not allocated to direct clinical or non-clinical expenses and are separately classified as “unallocated.”

The following table shows our research and development expenses by product candidate and type of activity for the three months ended March 31, 2017 and 2016:

	THREE MONTHS ENDED MARCH 31,
	2017	2016
	(unaudited) (in thousands)
RhopressaTM
Direct non-clinical	$255	$655
Direct clinical	895	3,383
Total	$1,150	$4,038
RoclatanTM
Direct non-clinical	$574	$501
Direct clinical	2,837	3,001
Total	$3,411	$3,502
Other research and development activities	$121	$521
Unallocated	$6,272	$4,248
Total research and development expense	$10,954	$12,309
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

Other Income (Expense), Net
Other income primarily consists of interest earned on our cash and cash equivalents and investments. Refer to Note 3 to our unaudited consolidated financial statements appearing elsewhere in this report for further information.
Other expense consists of interest expense under the 2014 Convertible Notes, amortization and accretion of debt discounts and premiums and other miscellaneous expense.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of stock-based compensation and operating expense accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully described in Note 2 to our unaudited consolidated financial statements included elsewhere in this report and Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations
Comparison of the Three Months Ended March 31, 2017 and 2016
The following table summarizes the results of our operations for the three months ended March 31, 2017 and 2016:

	THREE MONTHS ENDED MARCH 31,		INCREASE	% INCREASE
	2017	2016	(DECREASE)	(DECREASE)
	(unaudited)
	(in thousands)
Expenses
Selling, general and administrative	$(14,475)	$(9,801)	$4,674	48%
Research and development	(10,954)	(12,309)	(1,355)	(11)%
Other income (expense), net	(312)	(548)	(236)	N/A
Net loss before income taxes	$(25,741)	$(22,658)
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $4.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was primarily associated with the expansion of our employee base and preparatory commercial operations and manufacturing activities.
Personnel costs increased by $1.8 million, including an increase in employee stock based compensation expense of $1.0 million and an increase in salaries and related expenses of $0.8 million. Additionally, outside professional fees and facility expenses increased by $0.3 million and $0.1 million, respectively, to support the growth in our operations.
Our direct preparatory commercial operations and manufacturing activities were approximately $2.7 million for the three months ended March 31, 2017 and included scale-up of our current manufacturing activities and building commercial inventory in preparation for the potential launch of RhopressaTM. This represented an increase of $1.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Additionally, pre-launch sales and marketing planning increased by $0.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Research and development expenses
Research and development expenses decreased by $1.4 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, our research and development activity was primarily associated with Phase 3 registration trials for Rhopressa™ and Roclatan™. We resubmitted our NDA for Rhopressa™ in February 2017. As such, costs for Rhopressa™ decreased by $2.9 million as direct clinical costs decreased by $2.5 million and direct non-clinical costs decreased by $0.4 million due to the timing of our clinical trials. Costs for Roclatan™ decreased by $0.1 million as direct clinical costs decreased by $0.2 million and direct non-clinical costs increased by $0.1 million associated with the commencement of Mercury 1 and Mercury 2 in September 2015 and March 2016, respectively, and preparatory activities for Mercury 3 which is anticipated to commence in mid-2017. Unallocated expenses increased by $2.0 million as personnel costs, consulting expenses and travel increased by $1.1 million, $0.4 million and $0.2 million, respectively.
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
As of March 31, 2017, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $207.9 million. We believe that our cash and cash equivalents and investments as of March 31, 2017 will provide sufficient resources for our ongoing needs. See “—Operating Capital Requirements.”

The following table summarizes our sources and uses of cash:

	THREE MONTHS ENDED MARCH 31,
	2017	2016
	(unaudited) (in thousands)
Net cash (used in) provided by:
Operating activities	$(24,854)	$(19,358)
Investing activities	(33,605)	2,436
Financing activities	48	128
Net change in cash and cash equivalents	$(58,411)	$(16,794)
During the three months ended March 31, 2017 and 2016, our operating activities used net cash of $24.9 million and $19.4 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses, adjusted for certain non-cash items. The increase in net loss from operations for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to increased selling, general and administrative expenses associated with the expansion of our employee base and preparatory commercial operations and manufacturing activities as previously described, see “—Results of Operations.” Additionally, in connection with the initial NDA submission for RhopressaTM, announced in September 2016, we paid the FDA a user fee of $2.4 million, of which $1.8 million was reimbursed to us during the three months ended March 31, 2017. The $0.6 million retention by the FDA results from our withdrawal of the initial NDA submission prior to FDA acceptance of the NDA for review.
During the three months ended March 31, 2017, our investing activities used net cash of $33.6 million primarily related to purchases of available-for-sale investments of $45.6 million and purchases of fixed assets of $0.9 million primarily associated with equipment related to our manufacturing activities. These purchases were partially offset by maturities of available-for-sale investments of $12.9 million During the three months ended March 31, 2016, our investing activities provided net cash of approximately $2.4 million primarily related to maturities of available-for-sale investments of $16.0 million, which were partially offset by purchases of available-for-sale investments of $13.3 million.
During the three months ended March 31, 2017 and 2016, our financing activities provided net cash of $48,000 and $0.1 million, respectively. The net cash provided by financing activities for the three months ended March 31, 2017 was primarily related to proceeds of $0.7 million from exercises of stock options and stock purchase rights under our employee stock purchase plan, which were offset by the repurchase of shares of restricted stock to settle statutory employee tax withholding obligations of $0.7 million. The net cash provided by financing activities for the three months ended March 31, 2016 was primarily related to proceeds of $0.3 million from exercises of stock purchase rights under our employee stock purchase plan, which were partially offset by the repurchase of shares of restricted stock to settle statutory employee tax withholding obligations of $0.1 million.
Operating Capital Requirements
We expect to incur on-going operating losses as we continue to conduct and complete Phase 3 clinical trial activity primarily for RoclatanTM, and further prepare in 2017 for the potential commercialization in the U.S. of RhopressaTM as early as 2018. Clinical trial expenses for trials conducted in the U.S. are expected to decrease in 2017 and we expect to incur additional clinical and other expenses abroad as we execute our strategy for future commercialization in Europe and Japan. Additionally, in January 2017, we entered into a lease agreement for a new manufacturing plant in Ireland under which we are leasing approximately 30,000 square feet of interior floor space for build-out. Estimated project-wide construction and equipment costs are expected to total approximately $25.0 million (excluding ongoing labor-related and lease expenses), of which approximately $16.0 million is expected to be spent in 2017.
We currently expect that our existing cash and cash equivalents and investments will provide sufficient resources for our ongoing needs to complete all currently known non-clinical and clinical requirements for our development programs and advancing RhopressaTM and RoclatanTM to approval and product commercialization in the U.S., pending successful outcome of the remaining trials. We also intend to use these funds for general corporate purposes and for strategic growth opportunities, including the execution of clinical trials in Japan, the construction of our manufacturing plant in Ireland as described above and the continuation of preclinical activity in support of our product pipeline. In the future, we may decide based on ongoing forecast updates, new strategic initiatives, market conditions, or for other reasons that additional financings are desirable or needed.
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

•	costs of operating as a public company, including legal, compliance, accounting and investor relations expenses;

•	terms and timing of any acquisitions, collaborations, licensing, consulting or other arrangements; and

•	filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.
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
Outstanding Indebtedness
As of March 31, 2017, our total indebtedness consisted of our $125.0 million aggregate principal amount of 2014 Convertible Notes. For a discussion of the 2014 Convertible Notes, see Note 7 to our unaudited consolidated financial statements appearing elsewhere in this report.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at March 31, 2017:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
(in thousands)
Lease obligations(1)	$9,069	$1,601	$3,407	$2,603	$1,458
2014 Convertible Notes(2)	125,000	—	—	125,000	—
	$134,069	$1,601	$3,407	$127,603	$1,458

(1)
Our lease obligations are primarily related to our principal executive office in Irvine, California, corporate offices in Bedminster, New Jersey and Dublin, Ireland and our research facility in Durham, North Carolina. Additionally, in January 2017, we entered into a lease agreement for a new manufacturing plant in Athlone, Ireland under which we are leasing approximately 30,000 square feet of interior floor space for build-out. We are permitted to terminate the lease agreement beginning in September 2027.

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

In April 2017, we entered into a lease agreement to expand our principal executive office in Irvine, California. Total additional rental payments through January 2022 are approximately $1.7 million and are excluded from the table above.

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
We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) December 31, 2018; (ii) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.
If the market value of our common stock held by non-affiliates continues to exceed $700 million as of June 30, 2017, then as of the year ending December 31, 2017, we would cease to be an “emerging growth company.” If we cease to be an “emerging growth company,” beginning with our annual report on Form 10-K for the year ending December 31, 2017, we will be subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.
Recent Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2 to our unaudited consolidated financial statements included elsewhere in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of March 31, 2017, totaled $139.5 million and consisted of cash, money market funds and commercial paper with original maturities of three months or less from the date of purchase. Our investments totaled $68.3 million as of March 31, 2017 and consisted of certificates of deposit, commercial paper and corporate bonds. We had cash, cash equivalents and investments of $233.7 million as of December 31, 2016. Given the short-term nature of our cash, cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. The 2014 Convertible Notes carry a fixed interest rate and, as such, are not subject to interest rate risk. We do not have any material foreign currency or any other derivative financial instruments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
Item 1A. Risk Factors
You should consider carefully the risks set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017, and other documents that we have filed or furnished with the SEC. There have been no material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

AERIE PHARMACEUTICALS, INC.

Date: May 3, 2017	/s/ RICHARD J. RUBINO
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

(i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016 (unaudited), (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).