Form 10-Q
period 2017-06-30
AERIE PHARMACEUTICALS INC
filed 2017-08-03
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 27, 2017, there were 36,340,622 shares of the registrant’s common stock, par value $0.001, outstanding.

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

•
the timing of and our ability to request, obtain and maintain U.S. Food and Drug Administration (“FDA”) or other regulatory authority approval of, or other action with respect to, our product candidates in the U.S., Canada, Europe, Japan and elsewhere, including the expected timing of, and regulatory and/or other review of, filings for our product candidates;

•	our expectations related to the use of proceeds from our financing activities;

•	our estimates regarding anticipated operating expenses and capital requirements and our needs for additional financing;

•	the commercial launch and potential future sales of our current or any other future product candidates;

•	our commercialization, marketing, manufacturing and supply management capabilities and strategies;

•	third-party payor coverage and reimbursement for our product candidates;

•	the glaucoma patient market size and the rate and degree of market adoption of our product candidates by eye-care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of our product candidates;

•
our plans to pursue development of additional product candidates and technologies in ophthalmology, including development of our product candidates for additional indications and other therapeutic opportunities;

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

ii

In particular, our receipt of a Prescription Drug User Fee Act (“PDUFA”) goal date does not constitute FDA approval of the RhopressaTM New Drug Application (“NDA”), and there can be no assurance that the FDA will complete its review by the PDUFA goal date, that the FDA will not require changes or additional data, whether as a result of recommendations, if any, made by any FDA advisory committee or otherwise, that must be made or received before it will approve the NDA, if ever, or that the FDA will approve the NDA.
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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	JUNE 30, 2017	DECEMBER 31, 2016
Assets
Current assets
Cash and cash equivalents	$242,650	$197,945
Short-term investments	65,269	35,717
Prepaid expenses and other current assets	2,057	4,028
Total current assets	309,976	237,690
Property, plant and equipment, net	14,391	7,857
Other assets	2,617	2,707
Total assets	$326,984	$248,254
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$13,265	$18,820
Interest payable	545	551
Total current liabilities	13,810	19,371
Convertible notes, net	123,692	123,539
Other non-current liabilities	4,440	—
Total liabilities	141,942	142,910
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of June 30, 2017 and December 31, 2016; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 36,337,542 and 33,458,607 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	36	33
Additional paid-in capital	555,930	422,002
Accumulated other comprehensive loss	(81)	(68)
Accumulated deficit	(370,843)	(316,623)
Total stockholders’ equity	185,042	105,344
Total liabilities and stockholders’ equity	$326,984	$248,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Operating expenses
Selling, general and administrative	$17,153	$9,386	$31,628	$19,187
Research and development	10,615	13,304	21,569	25,613
Total operating expenses	27,768	22,690	53,197	44,800
Loss from operations	(27,768)	(22,690)	(53,197)	(44,800)
Other income (expense), net	(618)	(482)	(930)	(1,030)
Net loss before income taxes	$(28,386)	$(23,172)	$(54,127)	$(45,830)
Income tax expense	47	47	93	93
Net loss	$(28,433)	$(23,219)	$(54,220)	$(45,923)
Net loss per common share —basic and diluted	$(0.82)	$(0.87)	$(1.58)	$(1.72)
Weighted average number of common shares outstanding—basic and diluted	34,783,195	26,773,337	34,283,073	26,748,301

Net loss	$(28,433)	$(23,219)	$(54,220)	$(45,923)
Unrealized gain (loss) on available-for-sale investments	24	58	(13)	169
Comprehensive loss	$(28,409)	$(23,161)	$(54,233)	$(45,754)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2017		2016
Cash flows from operating activities
Net loss	$(54,220)		$(45,923)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	600		457
Amortization of deferred financing costs and debt discount	153		151
Amortization and accretion of premium or discount on available-for-sale investments, net	60		275
Stock-based compensation	11,515		7,415
Unrealized foreign exchange loss	365		—
Changes in operating assets and liabilities
Prepaid, current and other assets	1,765		791
Accounts payable and other current liabilities	(6,024)		(2,998)
Net cash used in operating activities	(45,786)		(39,832)
Cash flows from investing activities
Purchase of available-for-sale investments	(54,427)		(19,228)
Proceeds from sales and maturities of investments	24,801	—	24,815
Purchase of property, plant and equipment	(2,594)		(459)
Net cash (used in) provided by investing activities	(32,220)		5,128
Cash flows from financing activities
Proceeds from sale of common stock, net	122,046		2,043
Proceeds related to issuance of stock for stock-based compensation arrangements, net	665		120
Net cash provided by financing activities	122,711		2,163
Net change in cash and cash equivalents	44,705		(32,541)
Beginning of period	197,945		91,060
End of period	$242,650		$58,519
Supplemental disclosures
Income taxes paid	$—		$1,789
Interest paid	$540		$1,096
Non-cash investing and financing activities
Build-to-suit lease transaction (Note 8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Notes to the Condensed Consolidated Financial Statements
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
The Company has its principal executive offices in Irvine, California, and operates as one business segment.
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
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of Aerie and its wholly-owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated in consolidation.
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
Investments
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase. The Company’s investments are comprised of certificates of deposit, commercial paper, corporate bonds and government agency securities that are classified as available-for-sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Investments are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.
Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss and in accumulated other comprehensive loss on the condensed consolidated balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of other income (expense), net (Note 3). There were no realized gains or losses recognized for the three and six months ended June 30, 2017 or 2016.
The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of June 30, 2017, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
Fair Value Measurements
The Company records certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of the Company’s financial instruments, including cash and cash equivalents and short-term investments, approximate their respective carrying values due to the short-term nature of these instruments. The estimated fair value of the 2014 Convertible Notes (as defined in Note 7) was $287.3 million and $209.6 million as of June 30, 2017 and December 31, 2016, respectively. The increase in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the increase in the closing price of Aerie’s common stock on June 30, 2017 as compared to December 31, 2016.
Recent Accounting Pronouncements
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for the Company beginning on January 1, 2018. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements but does not expect it to have a material impact.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which eliminates the exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The new standard is effective for the Company beginning January 1, 2018, with early adoption permitted, and must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this new standard, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. The new standard is effective for the Company beginning January 1, 2020. Early adoption is permitted for fiscal year beginning January 1, 2019. The new guidance prescribes different transition methods for the various provisions. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and for those leases that have lease terms of more than 12 months. The guidance is effective for annual periods beginning after December 15, 2018, and all annual and interim periods thereafter, with early adoption permitted, and must be adopted using a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and provides for certain practical expedients. The Company is currently evaluating the impact of this accounting standard update on the its consolidated financial statements and disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance related to the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for the Company beginning January 1, 2018, with early adoption permitted. The new guidance prescribes different transition methods for the various provisions. The Company is currently evaluating the impact of this accounting standard update on the its consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard states that an entity should recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has subsequently issued amendments to ASU 2014-09 that have the same effective date of January 1, 2018. The future impact of ASU 2014-09 will be dependent on the nature of the Company’s future revenue contracts and arrangements, if any.
Net Loss per Common Share
Basic net loss per common share (“Basic EPS”) is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities with the exception of warrants for common stock with a $0.05 exercise price, which are exercisable for nominal consideration and are therefore included in the calculation of the weighted-average number of shares of common stock as common stock equivalents. Diluted net loss per share (“Diluted EPS”) gives effect to all dilutive potential shares of common stock outstanding during this period. For Diluted EPS, net loss used in calculating Basic EPS is adjusted for certain items related to the dilutive securities.
For all periods presented, Aerie’s potential common stock equivalents have been excluded from the computation of Diluted EPS as their inclusion would have had an anti-dilutive effect.

The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
2014 Convertible Notes(1)	5,040,323	5,040,323	5,040,323	5,040,323
Outstanding stock options	6,028,083	5,271,279	6,028,083	5,271,279
Stock purchase warrants	157,500	157,500	157,500	157,500
Unvested restricted common stock awards	353,660	184,633	353,660	184,633

(1)
Conversion is limited to a 9.985% ownership cap in shares of common stock by the holder. In addition to the common stock equivalents presented above, the 2014 Convertible Notes provide for an increase in the conversion rate if conversion is elected in connection with a significant corporate transaction. Refer to Note 7 for further information regarding the 2014 Convertible Notes.

3. Other Income (Expense), Net
Other income (expense), net consists of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2017	2016	2017	2016
Interest and amortization expense	$(604)	$(622)	$(1,201)	$(1,310)
Foreign exchange loss	(391)	(3)	(402)	(9)
Investment income	377	143	673	289
	$(618)	$(482)	$(930)	$(1,030)

The foreign exchange loss during the three and six month periods ended June 30, 2017 is primarily related to the remeasurement of the Company’s Euro-denominated monetary liability related to its build-to-suit lease obligation (Note 8), which is held by a subsidiary with a U.S. dollar functional currency.

4. Investments
Cash, cash equivalents and investments as of June 30, 2017 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$242,650	$—	$—	$242,650
Total cash and cash equivalents	$242,650	$—	$—	$242,650
Investments:
Commercial paper (due within 1 year)	$33,480	$—	$—	$33,480
Corporate bonds (due within 1 year)	31,871	—	(82)	31,789
Total investments	$65,351	$—	$(82)	$65,269
Total cash, cash equivalents and investments	$308,001	$—	$(82)	$307,919

Cash, cash equivalents and investments as of December 31, 2016 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market accounts	$196,445	$—	$—	$196,445
Commercial paper	1,500	—	—	1,500
Total cash and cash equivalents	$197,945	$—	$—	$197,945
Investments:
Certificates of deposit (due within 1 year)	$6,920	$4	$(1)	$6,923
Corporate bonds (due within 1 year)	27,615	4	(75)	27,544
Government agencies (due within 1 year)	1,250	—	—	1,250
Total investments	$35,785	$8	$(76)	$35,717
Total cash, cash equivalents and investments	$233,730	$8	$(76)	$233,662
5. Fair Value Measurements
The Company records certain financial assets and liabilities at fair value in accordance with the provisions of ASC 820 on fair value measurements. As defined in the guidance, fair value, defined as an exit price, represents the amount that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering these assumptions, the guidance defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

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
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$242,650	$—	$—	$242,650
Total cash and cash equivalents	$242,650	$—	$—	$242,650
Investments:
Commercial paper	$—	$33,480	$—	$33,480
Corporate bonds	—	31,789	—	31,789
Total investments	$—	$65,269	$—	$65,269
Total cash, cash equivalents and investments	$242,650	$65,269	$—	$307,919

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market accounts	$196,445	$—	$—	$196,445
Commercial paper	—	1,500	—	1,500
Total cash and cash equivalents	$196,445	$1,500	$—	$197,945
Investments:
Certificates of deposit	$—	$6,923	$—	$6,923
Corporate bonds	—	27,544	—	27,544
Government agencies	—	1,250	—	1,250
Total investments	$—	$35,717	$—	$35,717
Total cash, cash equivalents and investments	$196,445	$37,217	$—	$233,662

Convertible Notes
As of June 30, 2017 and December 31, 2016, the estimated fair value of the 2014 Convertible Notes was $287.3 million and $209.6 million, respectively. The estimated fair value of the 2014 Convertible Notes was determined using a scenario analysis and Monte Carlo simulation model to capture the various features of the 2014 Convertible Notes. The scenario analysis and Monte Carlo simulation require the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the probability of conversion, stock price volatility, the risk-free interest rate and credit spread. The increase in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the increase in the closing price of Aerie’s common stock on June 30, 2017 as compared to December 31, 2016. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

6. Accounts Payable & Other Current Liabilities
Accounts payable and other current liabilities consist of the following:

(in thousands)	JUNE 30, 2017	DECEMBER 31, 2016
Accounts payable	$2,194	$5,610
Accrued expenses and other current liabilities:
Employee benefits and compensation related accruals(1)	3,142	4,111
Selling, general and administrative related accruals(2)	4,302	2,908
Research and development related accruals(3)	3,627	6,191
	$13,265	$18,820

(1)	Comprised of accrued bonus, accrued vacation and other employee-related expenses.

(2)	Comprised of accruals such as outside professional fees, accruals related to commercial manufacturing activities and other business related expenses.

(3)
Comprised of accruals such as fees for investigative sites, contract research organizations, contract manufacturing organizations and other service providers that assist in conducting preclinical research studies and clinical trials.

7. Convertible Notes
On September 30, 2014, Aerie issued $125.0 million aggregate principal amount of senior secured convertible notes (“the 2014 Convertible Notes”) to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. On January 1, 2015, Deerfield Special Situations International Master Fund, L.P. transferred all of its rights under the 2014 Convertible Notes to Deerfield Special Situations Fund, L.P. (together with the other Deerfield entities listed above, “Deerfield”). The 2014 Convertible Notes were issued pursuant to a note purchase agreement (as amended and supplemented from time to time, the “Note Purchase Agreement”), dated as of September 8, 2014, among Aerie and the Deerfield entities party thereto.
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
At closing, Aerie paid Deerfield a one-time transaction fee of $0.6 million. In addition, Aerie reimbursed Deerfield in the amount of $0.3 million for certain expenses incurred by Deerfield in connection with the transaction. Aerie also incurred $1.3 million of legal and advisory fees in connection with the transaction.
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
The Note Purchase Agreement contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on Aerie’s and its subsidiaries’ assets. As of June 30, 2017, Aerie was in compliance with the covenants. The Note Purchase Agreement also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in Aerie’s or Aerie Distribution’s representations and warranties to Deerfield; failure to comply with any of the covenants; Aerie’s or Aerie Distribution’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against Aerie and its subsidiaries; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on Aerie’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the 2014 Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding 2014 Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.
The Company recorded the 2014 Convertible Notes as long-term debt at face value less debt discounts relating to fees and certain expenses paid to Deerfield in connection with the transaction. The Conversion Option is a derivative that qualifies for an exemption from bifurcation and liability accounting as provided for in ASC 815, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”). Since the Conversion Option is not bifurcated as a derivative pursuant to ASC 815, the Company further evaluated the Conversion Option to determine whether it is considered a beneficial conversion feature (“BCF”). The Company determined that the initial accounting conversion price was greater than the fair value of the common stock at the close of trading on the date of issuance, therefore no BCF existed at inception. However, if Deerfield elects to convert their 2014 Convertible Notes in connection with a significant corporate transaction, the increase to the initial conversion rate may cause a contingent BCF to exist at the time of conversion. The contingent BCF, if any, will be recognized in earnings when the contingency is resolved and will be measured using the fair value of the common stock at the close of trading on the date of issuance and the accounting conversion price as adjusted for such an increase to the initial conversion rate.
In connection with the IP Assignment, Aerie granted Deerfield a security interest in certain intercompany promissory notes and pledged 65% of the voting stock of Aerie Limited. Upon the request of Aerie, Deerfield will release the lien on the intercompany promissory notes under certain circumstances.
Unamortized debt discounts were $1.3 million as of June 30, 2017. Debt discounts are amortized using the effective interest method through the earlier of maturity or the conversion of the 2014 Convertible Notes.

The table below summarizes the carrying value of the 2014 Convertible Notes as of June 30, 2017:

(in thousands)	JUNE 30, 2017
Gross proceeds	$125,000
Initial value of issuance costs recorded as debt discount	(2,146)
Amortization of debt discount and issuance costs	838
Carrying value	$123,692
For the three and six months ended June 30, 2017 interest expense related to the 2014 Convertible Notes was $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2016 interest expense related to the 2014 Convertible Notes was $0.5 million and $1.1 million, respectively.
8. Build-to-Suit Lease
In January 2017, the Company entered into a Euro-denominated lease agreement, expiring in September 2037, for a new manufacturing plant in Athlone, Ireland, under which the Company is leasing approximately 30,000 square feet of interior floor space for build-out. The Company is permitted to terminate the lease beginning in September 2027. Total expected rental payments, using foreign exchange rates in effect at June 30, 2017, are approximately $2.7 million through September 2027 and approximately $6.2 million through the expiration of the lease.
The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, the Company is deemed to be the owner of the leased space, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements required. As a result, the Company capitalized approximately $4.2 million as a build-to-suit asset within property, plant and equipment, net and recognized a corresponding build-to-suit facility lease obligation as a liability on its consolidated balance sheets equal to the estimated replacement cost of the building at the inception of the lease.
Additionally, construction costs incurred as part of the build-out and tenant improvements will also be capitalized within property, plant and equipment, net. Costs of approximately $5.2 million have been capitalized through June 30, 2017 related to both equipment purchases and the build-out of the facility. Rental payments made under the lease will be allocated to interest expense and the build-to-suit facility lease obligation based on the implicit rate of the build-to-suit facility lease obligation. The build-to-suit facility lease obligation was approximately $4.6 million as of June 30, 2017, of which $0.2 million was classified as other current liabilities as of June 30, 2017. The lease obligation is denominated in Euros and is remeasured to U.S. dollars at the balance sheet date with any foreign exchange gain or loss recognized within other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. Unrealized foreign currency loss related to the remeasurement of the lease obligation for the six months ended June 30, 2017 was $0.4 million.
9. Stockholders’ Equity
From the Company’s initial public offering (“IPO”) through December 31, 2016, the Company has issued and sold (1) a total of 5,933,712 shares of common stock under its “at-the-market” sales agreements and received net proceeds of approximately $146.6 million, after deducting commissions at a rate of up to 3% of the gross sales price per share sold and other fees and expenses, and (2) 2,542,373 shares of common stock pursuant to an underwriting agreement, dated September 15, 2016, for which the Company received net proceeds of approximately $71.0 million, after deducting the underwriting discount, fees and expenses of approximately $4.0 million.
During the six months ended June 30, 2017, the Company has issued and sold 906,858 shares of common stock under its “at-the-market” sales agreement, for which the Company received net proceeds of approximately $49.3 million, after deducting commissions, fees and expenses of $0.6 million. Further, on May 25, 2017, the Company entered into an underwriting agreement relating to the registered public offering of 1,395,349 shares of the Company’s common stock at a price to the public of $53.75 per share. The Company received net proceeds of approximately $72.7 million, after deducting underwriting discounts, fees and expenses of $2.3 million.

Warrants
As of June 30, 2017, the Company also has the following equity-classified warrants to purchase common stock outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE
75,000	$5.00	February 2019
75,000	$5.00	November 2019
7,500	$5.00	August 2020
223,482	$0.05	December 2019
The warrants outstanding as of June 30, 2017 are all currently exercisable with a weighted-average remaining life of 2.3 years.
10. Stock-based Compensation
Stock-based compensation expense for options and restricted stock awards (“RSAs”) is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2017	2016	2017	2016
Research and development	$1,414	$814	$2,478	$1,526
Selling, general and administrative	5,251	3,067	9,037	5,889
Total	$6,665	$3,881	$11,515	$7,415

The estimated fair value of options to purchase common stock is determined on the date of grant using the Black-Scholes option pricing model. Options granted to non-employees are revalued at each financial reporting period until the required service is performed. The fair value of RSAs granted is based on the market value of Aerie’s common stock on the date of grant. Compensation expense related to time-based RSAs is expensed on a straight-line basis over the vesting period. For RSAs with non-market performance conditions, the Company evaluates the criteria for each grant to determine the probability that the performance condition will be achieved. Compensation expense for RSAs with non-market performance conditions is recognized over the respective service period when it is deemed probable that the performance condition will be satisfied.
As of June 30, 2017, the Company had $49.3 million of unrecognized compensation expense related to options granted under its equity plans. This expense is expected to be recognized over a weighted average period of 2.9 years as of June 30, 2017. The weighted average remaining contractual life on all outstanding options as of June 30, 2017 was 7.4 years.
As of June 30, 2017, the Company had $9.9 million of unrecognized compensation expense, related to unvested RSAs. This expense is expected to be recognized over the weighted average contractual term period of 3.2 years as of June 30, 2017.

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
On December 7, 2016, Aerie’s Board of Directors approved the Inducement Award Plan which provides for the granting of up to 418,000 equity awards in respect of common stock of Aerie, which was increased by 463,500 shares during the six months ended June 30, 2017. Awards granted under the Inducement Award Plan are intended to qualify as employment inducement awards under NASDAQ Listing Rule 5635(c)(4).
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2016	5,255,930	$14.34
Granted	988,459	44.63
Exercised	(198,735)	10.93
Canceled	(17,571)	34.34
Options outstanding at June 30, 2017	6,028,083	$19.36	7.4	$200,150
Options exercisable at June 30, 2017	3,692,130	$11.85	6.5	$150,268

The following table summarizes the RSA activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Nonvested RSAs at December 31, 2016	164,194	$19.87
Granted	246,393	44.56
Vested	(54,591)	20.47
Canceled	(2,336)	43.90
Nonvested RSAs at June 30, 2017	353,660	$36.82
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report and with our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 9, 2017 (“2016 Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in our 2016 Form 10-K and other documents we have filed or furnished with the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.
Overview
We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our strategy is to advance our product candidates, RhopressaTM (netarsudil ophthalmic solution) 0.02% (“RhopressaTM”) and RoclatanTM (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“RoclatanTM”), to regulatory approval and commercialize these products ourselves in North American markets. If approved, we plan to build a commercial team that will include approximately 100 sales representatives to target approximately 10,000 high prescribing eye-care professionals throughout the United States. We are also enhancing our longer-term commercial potential by identifying and advancing additional product candidates and drug delivery technologies, including through our internal discovery efforts and potential research collaborations, in-licensing or acquisitions of additional ophthalmic products or technologies or product candidates that would complement our current product portfolio.
Our strategy includes developing our business outside of North America, including obtaining regulatory approval in Europe and Japan on our own for our product candidates. In 2015, we revised our corporate structure to align with our business strategy outside of North America by establishing Aerie Pharmaceuticals Limited, a wholly-owned subsidiary (“Aerie Limited”), and Aerie Pharmaceuticals Ireland Limited, a wholly-owned subsidiary (“Aerie Ireland Limited”). We assigned the beneficial rights to our non-U.S. and non-Canadian intellectual property for our lead product candidates to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, we and Aerie Limited entered into a research and development cost sharing agreement pursuant to which we and Aerie Limited will share the costs of the development of intellectual property and Aerie Limited and Aerie Ireland Limited entered into a license arrangement pursuant to which Aerie Ireland Limited will develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment. In 2016, we assigned the beneficial rights to certain of our intellectual property in the U.S. and Canada to Aerie Distribution, Inc., a wholly-owned subsidiary (“Aerie Distribution”), and amended and restated the research and development cost sharing agreement to transfer our rights and obligations under the agreement to Aerie Distribution.
Product Candidate Overview
Our two advanced stage product candidates are designed to lower intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. Both product candidates are taken once-daily and have shown in preclinical and clinical trials to be effective in lowering IOP, with novel mechanisms of action (“MOAs”) and a positive safety profile.
We own the worldwide rights to all indications for our current Aerie product candidates. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions, methods of use, and synthetic methods. We have patent protection for our current product candidates, RhopressaTM and Roclatan™, in the United States through at least 2030.
RhopressaTM
Our first product candidate, RhopressaTM is a novel once-daily eye drop designed to lower IOP in patients with glaucoma or ocular hypertension. We are developing RhopressaTM as the first of a new class of compounds that is designed to lower IOP in patients through novel MOAs. We believe that, if approved, RhopressaTM will represent the first new MOAs for lowering IOP in patients with glaucoma in over 20 years. Based on preclinical studies and clinical data to date, we expect that RhopressaTM, if approved, will have the potential to compete with non-prostaglandin analogue products as a preferred adjunctive therapy to prostaglandin analogues (“PGAs”), due to its targeting of the diseased tissue known as the trabecular meshwork (“TM”), its demonstrated IOP-lowering ability across tested baselines with once-daily dosing, its potential synergistic effect with PGA products, and its lack of drug-related serious or systemic adverse events. Adjunctive therapies currently represent approximately one-half of the entire glaucoma therapy market in the United States, according to IMS. In addition, if approved, we believe that RhopressaTM may also potentially become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs and for patients who choose to avoid the cosmetic issues associated with PGA products. Also, in a 24-hour, 12-patient pilot study comparing Rhopressa™ efficacy to that of placebo, Rhopressa™ demonstrated similar levels of IOP lowering during nocturnal and diurnal periods. This is potentially a further differentiating feature of Rhopressa™ when considering that currently marketed products have demonstrated little or no efficacy at night and eye pressure is typically highest when patients are asleep.
We resubmitted our NDA with the FDA for RhopressaTM on February 28, 2017. The PDUFA goal date for the completion of the FDA’s review of the RhopressaTM NDA is set for February 28, 2018. This date reflects a standard 12-month review period. The notification we received from the FDA also indicated that the FDA is currently planning to hold an advisory committee to discuss the NDA. Our initial submission, announced in September 2016, was withdrawn as a result of a contract manufacturer of our drug product not being prepared for pre-approval inspection by the FDA.
The NDA submission included our second Phase 3 registration trial for RhopressaTM, named “Rocket 2,” as the pivotal clinical trial and our initial Phase 3 registration trial, named “Rocket 1,” as supportive in nature. Our Rocket 2 trial achieved its primary efficacy endpoint of demonstrating non-inferiority of RhopressaTM compared to timolol. In addition, the 12-month safety data from this registration trial also confirmed a positive safety profile for the drug and demonstrated a consistent IOP-lowering effect throughout the 12-month period at the specified measurement time points. We also included as supportive data the 90-day efficacy results of Rocket 4 and Mercury 1, each as further discussed below, with the NDA submission for RhopressaTM.
Our fourth Phase 3 registration trial for RhopressaTM, named “Rocket 4,” in the U.S., was designed to generate adequate six-month safety data for European regulatory approval, for which we expect to file in the second half of 2018. The six-month safety and efficacy data were largely consistent with observations in the other RhopressaTM Phase 3 registration trials and the 90-day efficacy results achieved the primary efficacy endpoint of demonstrating non-inferiority of RhopressaTM compared to timolol. A third Phase 3 registration trial for RhopressaTM, named “Rocket 3,” was a small 12-month safety-only study in Canada that was not necessary for the NDA submission and for which we had discontinued enrollment.
The RhopressaTM Phase 3 registration trial results have shown no drug-related serious adverse events or drug related systemic adverse events, with the most common adverse event reported being conjunctival hyperemia, or eye redness, with incidence rates of approximately 50% across all Phase 3 registration trials for RhopressaTM, the majority of which was reported as mild.
RoclatanTM
Our second product candidate is once daily RoclatanTM, a fixed-dose combination of RhopressaTM and latanoprost. We believe, based on our preclinical studies and clinical trials to date, that Roclatan™, if approved, will be the only glaucoma product that covers the full spectrum of currently known IOP-lowering MOAs, giving it the potential to provide a greater IOP-lowering effect than any currently marketed glaucoma product. Therefore, we believe that Roclatan™, if approved, could compete with both PGA and non-PGA therapies for patients requiring maximal IOP lowering, including those with higher IOPs and those who present with significant disease progression despite currently available therapies.
We recently completed two Phase 3 registration trials for RoclatanTM. The first Phase 3 registration trial for Roclatan™, named “Mercury 1,” was a 12-month safety trial with a 90-day efficacy readout. Mercury 1 achieved its primary efficacy endpoint of demonstrating superiority of Roclatan™ to each of its components. The safety and tolerability results for RoclatanTM from the 90-day efficacy period of Mercury 1 showed no drug-related serious adverse events or drug related systemic adverse events. On July 19, 2017, we announced the results of the Mercury 1 12-month safety study, noting the safety results for RoclatanTM for the 12-month period were consistent with those observed for the 90-day efficacy period. There were no new adverse events that developed over the 12-month period, and there were no drug-related serious or systemic adverse events.
The second Phase 3 registration trial for Roclatan™, named “Mercury 2,” was a 90-day efficacy and safety trial also designed to demonstrate superiority of Roclatan™ to each of its components. The Mercury 2 trial design was identical to that of Mercury 1, except that Mercury 2 was a 90-day trial without the additional nine-month safety extension included in Mercury 1. Both Mercury 1 and Mercury 2 achieved their 90-day primary efficacy endpoints of demonstrating statistical superiority over each of its components, including RhopressaTM and market-leading PGA, latanoprost, at all measured time points. The superiority of RoclatanTM over its components was consistently in the range of 1 to 3 mmHg (millimeters of mercury). We are permitted to submit the RoclatanTM NDA while the RhopressaTM NDA is still being reviewed by the FDA. We expect to submit an NDA for Roclatan™ in the first half of 2018, which may be prior to obtaining approval for RhopressaTM.

Mercury 1 and Mercury 2 will also be used for European approval of RoclatanTM, and we plan to initiate a third Phase 3 registration trial for RoclatanTM, named “Mercury 3,” in Europe in the third quarter of 2017. Mercury 3 is designed to compare Roclatan™ to Ganfort®, a fixed-dose combination product of bimatoprost and timolol marketed in Europe, which if successful, is expected to improve our commercialization prospects in that region.
In addition to our continued use of product sourced from our current contract manufacturer based in the U.S., in January 2017, we announced that we are building a new manufacturing plant in Athlone, Ireland. This will be our first manufacturing plant, expected to produce commercial supplies of our current product candidates, RhopressaTM and RoclatanTM. If we obtain regulatory approval, commercial product supply from the plant is expected to be available by 2020. We are also in the process of adding a second contract manufacturer.
Pipeline Opportunities
Our stated objective is to build a major ophthalmic pharmaceutical company. In addition to our primary product candidates, RhopressaTM and Roclatan™, we continue to explore the impact of RhopressaTM on the diseased TM. We have issued several research updates on preclinical results demonstrating that RhopressaTM may have the potential for disease modification, including stopping and potentially reversing fibrosis in the TM, and also increasing perfusion in the trabecular outflow pathway thus increasing both drainage and the delivery of nutrients to the diseased tissue. We are also conducting ongoing research to evaluate injectable sustained release formulation technologies with the potential capability of delivering the active metabolite in RhopressaTM internally in the eye over several months for the treatment of glaucoma.
We are also evaluating possible uses of our existing proprietary portfolio of Rho kinase inhibitors beyond glaucoma. Our owned preclinical small molecule, AR-13154, has demonstrated the potential for the treatment of wet age-related macular degeneration (“AMD”) by inhibiting Rho kinase and Protein kinase C and has shown lesion size decreases in an in vivo preclinical model of wet AMD at levels similar to the current market-leading wet AMD anti-VEGF product, and even greater lesion size reduction in combination with the current market-leading wet AMD anti-VEGF product. Further, in our preclinical studies, we have seen a promising potential of this molecule to reduce neovascularization in a model of proliferative diabetic retinopathy. Pending additional studies, the active metabolite of AR-13154 and related molecules may have the potential to provide an entirely new mechanism and pathway to treat wet AMD and other diseases of the retina, such as diabetic retinopathy. This molecule has not yet been tested in humans in a clinical trial setting.
We may enter into research collaboration arrangements, license, acquire or develop additional product candidates and technologies to broaden our presence in ophthalmology, and we continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners. We are currently focused on the evaluation of technologies for the delivery of our owned molecules to the front and back of the eye over sustained periods. For example, we recently announced that we have entered into a collaborative research, development and licensing agreement with DSM, a global science-based company headquartered in the Netherlands. The research collaboration agreement includes an option to license DSM’s bioerodible polymer implant technology for evaluating its application to the delivery of certain Aerie compounds, initially focused on retinal diseases.
Financial Overview
Our cash, cash equivalents and investments totaled $307.9 million as of June 30, 2017 and are currently expected to provide sufficient resources for our ongoing needs. See “—Operating Capital Requirements.”
To date, we have not generated product revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for one or more of our current product candidates. If we do not successfully commercialize any of our current product candidates, we may be unable to generate product revenue or achieve profitability.
We have incurred net losses since our inception in June 2005. Our operations to date have primarily been limited to research and development and raising capital. As of June 30, 2017, we had an accumulated deficit of $370.8 million. We recorded net losses of $28.4 million and $54.2 million for the three and six months ended June 30, 2017, respectively. We recorded net losses of $23.2 million and $45.9 million for the three and six months ended June 30, 2016, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval and preparing for potential commercialization and manufacturing of our product candidates.

As a result, we expect to continue to incur significant operating losses until such a time when our product candidates are commercially successful, if at all. In 2017, we expect our selling, general and administrative expenses to be higher than in 2016 as we prepare for potential commercialization of our product candidates, including increases in employee-related costs and in expenses and costs related to expanded infrastructure, pre-launch commercial operations and manufacturing activities. Additionally, we anticipate that our clinical expenses will be lower in 2017 as compared to 2016 as we complete clinical trials and pursue regulatory approval for our product candidates in the U.S.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for all officers and employees in general management, sales and marketing, finance, and administration. Other significant expenses include pre-approval commercial-related manufacturing costs, including building commercial inventory in preparation for the potential launch of RhopressaTM, pre-launch sales and marketing activities, facilities expenses and professional fees for audit, tax, legal and other services.
We expect that our selling, general and administrative expenses will increase with the continued advancement of our product candidates as we prepare for potential commercialization. We expect these increases will likely be associated with the hiring of additional employees in areas such as sales and marketing and medical affairs, along with increased levels of manufacturing activity and overhead expenses associated with the growth of our employee base.
Research and Development Expenses
The following table shows our research and development (“R&D”) expenses by product candidate and type of activity for the three and six months ended June 30, 2017 and 2016:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
	(in thousands)
RhopressaTM
Direct non-clinical	$520	$958	$775	$1,613
Direct clinical	674	2,929	1,569	6,312
Total	$1,194	$3,887	$2,344	$7,925
RoclatanTM
Direct non-clinical	$245	$774	$819	$1,275
Direct clinical	2,694	3,015	5,532	6,016
Total	$2,939	$3,789	$6,351	$7,291
Other research and development activities	$112	$587	$233	$1,108
Unallocated	$6,370	$5,041	$12,641	$9,289
Total research and development expense	$10,615	$13,304	$21,569	$25,613
We expense R&D costs as incurred. Expenses relating to R&D activities that are supportive of the product candidate itself, such as manufacturing and stability and toxicology studies, are classified as direct non-clinical. Expenses relating to clinical trials and similar activities, including costs associated with contract research organizations (“CROs”) and FDA-related fees, are classified as direct clinical. Other research and development activities include direct costs associated with collaboration arrangements and pipeline activities, including our ongoing preclinical activities. Expenses relating to activities that support more than one development program or activity such as employee-related costs, including stock-based compensation, facilities expenses and depreciation expense for assets used in R&D are not allocated to direct clinical or non-clinical expenses and are separately classified as “unallocated.”

Other Income (Expense), Net
Other income (expense) primarily includes interest income, interest expense, and foreign exchange gains and losses. Other income primarily consists of interest earned on our cash and cash equivalents and investments, and amortization or accretion of discounts and premiums on our investments. Interest expense consists of interest expense under the 2014 Convertible Notes, including the amortization of debt discounts and issuance costs. Foreign exchange gains and losses are primarily due to the remeasurement of our Euro-denominated liability related to our build-to-suit lease obligation, which is held by a subsidiary with a U.S. dollar functional currency.
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
Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since the date we filed our 2016 Form 10-K. For more information on our critical accounting policies refer to our 2016 Form 10-K.
Results of Operations
Comparison of the Three Months Ended June 30, 2017 and 2016
The following table summarizes the results of our operations for the three months ended June 30, 2017 and 2016:

	THREE MONTHS ENDED JUNE 30,		CHANGE	% CHANGE
	2017	2016
	(in thousands, except percentages)
Selling, general and administrative	$17,153	$9,386	$7,767	83%
Research and development	10,615	13,304	(2,689)	(20)%
Total operating expenses	27,768	22,690	5,078	22%
Loss from operations	(27,768)	(22,690)	(5,078)	22%
Other income (expense), net	(618)	(482)	(136)	28%
Net loss before income taxes	$(28,386)	$(23,172)	$(5,214)	23%

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $7.8 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase was primarily associated with the expansion of our employee base and preparatory commercial operations and manufacturing activities.
Employee-related expenses increased by $3.6 million, including an increase in stock-based compensation expense of $2.2 million and an increase in salaries and other employee-related expenses of $1.4 million due to increased headcount.
Expenses related to our pre-launch sales and marketing planning increased $1.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Total costs related to preparatory commercial operations and manufacturing were approximately $2.1 million for the three months ended June 30, 2017, an increase of $1.2 million as compared to the three months ended June 30, 2016, and included scale-up of our current manufacturing activities and building commercial inventory in preparation for the potential launch of RhopressaTM. Certain of our direct preparatory commercial operations and manufacturing activities are recognized in selling, general and administrative expenses until such time when we determine such costs should be capitalized as saleable inventory. In addition, professional fees increased by $1.0 million, primarily due to consulting fees for compliance-related activities and legal fees to support the growth of our operations.
Research and development expenses
Research and development expenses decreased by $2.7 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. During the three months ended June 30, 2016, our research and development activity was primarily associated with Phase 3 registration trials for Rhopressa™ and Roclatan™. The Phase 3 registration trials for both Rhopressa™ and Roclatan™ have been completed for purposes of applying for FDA approval in the U.S. As such, direct clinical and non-clinical costs for Rhopressa™ and Roclatan™ decreased by $2.7 million and $0.8 million, respectively, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Unallocated expenses increased by $1.3 million primarily driven by increased employee-related expenses, including stock-based compensation.
Comparison of the Six Months Ended June 30, 2017 and 2016
The following table summarizes the results of our operations for the six months ended June 30, 2017 and 2016:

	SIX MONTHS ENDED JUNE 30,		CHANGE	% CHANGE
	2017	2016
	(in thousands, except percentages)
Selling, general and administrative	$31,628	$19,187	$12,441	65%
Research and development	21,569	25,613	(4,044)	(16)%
Total operating expenses	53,197	44,800	8,397	19%
Loss from operations	(53,197)	(44,800)	(8,397)	19%
Other income (expense), net	(930)	(1,030)	100	(10)%
Net loss before income taxes	$(54,127)	$(45,830)	$(8,297)	18%

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $12.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was primarily associated with the expansion of our employee base and preparatory commercial operations and manufacturing activities.
Employee-related expenses increased by $5.4 million, including an increase in stock-based compensation expense of $3.2 million and an increase in salaries and other employee-related expenses of $2.2 million due to increased headcount.
Expenses related to our direct preparatory commercial operations and manufacturing activities were approximately $4.8 million for the six months ended June 30, 2017, an increase of $2.9 million as compared to the six months ended June 30, 2016, and included scale-up of our current manufacturing activities and building commercial inventory in preparation for the potential launch of RhopressaTM, as discussed above. Our pre-launch sales and marketing planning activities increased $2.1 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, and professional fees increased by $1.3 million, primarily due to consulting fees for compliance-related activities and legal fees to support the growth of our operations.

Research and development expenses
Research and development expenses decreased by $4.0 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. During the six months ended June 30, 2016, our research and development activity was primarily associated with Phase 3 registration trials for Rhopressa™ and Roclatan™. The Phase 3 registration trials for both Rhopressa™ and Roclatan™ have been completed for purposes of applying for FDA approval in the U.S. As such, direct clinical and non-clinical costs for Rhopressa™ and Roclatan™ decreased by $5.6 million and $1.0 million, respectively, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Unallocated expenses increased by $3.4 million primarily driven by increased employee-related expenses, including stock-based compensation.
Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities and the issuance of convertible notes. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product candidates are commercially successful, if at all.
Sources of Liquidity
Prior to our IPO, we raised net cash proceeds of $78.6 million from the private placement of convertible preferred stock and convertible notes. Prior to and in connection with our IPO, all outstanding shares of convertible preferred stock and all convertible notes were converted into shares of common stock. On October 30, 2013, we completed our IPO and raised net proceeds of approximately $68.3 million, after deducting underwriting discounts, fees and expenses.
Since our IPO, we have issued:

•
$125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”), for which we received net proceeds of approximately $122.9 million, after deducting discounts and certain expenses of $2.1 million, and

•
10.8 million shares of our common stock through June 30, 2017, for which we received net proceeds of approximately $339.5 million, after deducting commissions and other fees and expenses. This includes $195.9 million raised from “at-the-market” sales agreements, of which $49.3 million in net proceeds was raised during the six months ended June 30, 2017. Additionally, we raised net proceeds of $143.6 million from the issuance of shares of our common stock pursuant to underwriting agreements, of which approximately $72.7 million was raised during the six months ended June 30, 2017.

As of June 30, 2017, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $307.9 million.
Cash Flows
The following table summarizes our sources and uses of cash:

	SIX MONTHS ENDED JUNE 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,786)	$(39,832)
Investing activities	(32,220)	5,128
Financing activities	122,711	2,163
Net change in cash and cash equivalents	$44,705	$(32,541)

Operating Activities
During the six months ended June 30, 2017 and 2016, net cash used in operating activities was $45.8 million and $39.8 million, respectively. The increase in cash used in operating activities during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to the expansion of our employee base and commercial operations and manufacturing activities in preparation for the launch of RhopressaTM, assuming FDA approval. This is partially offset by a reduction in expenditures for clinical trials in 2017 compared to 2016. Additionally, in connection with the initial NDA submission for RhopressaTM, announced in September 2016, we paid the FDA a user fee of $2.4 million, of which $1.8 million was reimbursed to us during the six months ended June 30, 2017. The $0.6 million retention by the FDA results from our withdrawal of the initial NDA submission prior to FDA acceptance of the NDA for review.
Investing Activities
During the six months ended June 30, 2017, our investing activities used net cash of $32.2 million primarily related to purchases of available-for-sale investments of $54.4 million and purchases of fixed assets of $2.6 million primarily associated with the build-out of our manufacturing plant in Ireland. These purchases were partially offset by sales and maturities of available-for-sale investments of $24.8 million. During the six months ended June 30, 2016, our investing activities provided net cash of approximately $5.1 million primarily related to maturities of available-for-sale investments of $24.8 million, which were partially offset by purchases of available-for-sale investments of $19.2 million.
Financing Activities
During the six months ended June 30, 2017 and 2016, our financing activities provided net cash of $122.7 million and $2.2 million, respectively. The net cash provided by financing activities for the six months ended June 30, 2017 was primarily related to the issuance and sale of common stock pursuant to our “at-the-market” sales agreements and underwriting agreement, dated May 25, 2017, from which we received net proceeds of approximately $49.3 million and $72.7 million, respectively. The net cash provided by financing activities during the six months ended June 30, 2017 also included net proceeds of $0.7 million from stock purchase rights under our employee stock purchase plan and stock option exercises, partially offset by tax withholdings related to restricted stock awards. The net cash provided by financing activities for the six months ended June 30, 2016 was primarily related to the issuance and sale of common stock under our former “at-the-market” sales agreements, from which we received net proceeds of approximately $2.0 million.
Capital Requirements
We expect to incur ongoing operating losses until such a time when our product candidates are commercially successful, if at all. Our principal liquidity requirements are for: working capital; future increased operational expenses; pre-commercialization planning and manufacturing activities; expenses associated with developing our pipeline opportunities, including pursuing strategic growth opportunities; costs associated with executing our strategy to expand into Europe and Japan; contractual obligations; capital expenditures, including completing our manufacturing plant in Ireland; and debt service payments.
In January 2017, we entered into a lease agreement for a new manufacturing plant in Ireland under which we are leasing approximately 30,000 square feet of interior floor space for build-out. Estimated project-wide equipment, construction and other related project costs are expected to total approximately $39 million (excluding ongoing labor-related and lease expenses), of which approximately $16 million is expected to be spent in 2017.
We believe that our cash and cash equivalents and investments as of June 30, 2017 will provide sufficient resources through the expected approval and planned commercialization of RhopressaTM and RoclatanTM in the U.S.
Our future funding requirements will depend on many factors, including, but not limited to the following:

•	costs, timing and outcome of seeking regulatory approval;

•
the costs of commercialization activities for our product candidates, if we receive regulatory approval, including the costs and timing of establishing product sales, marketing, manufacturing and distribution capabilities;

•	the commercial performance of our future product candidates;

•	timing and costs of our ongoing and future preclinical studies and clinical trials for our product candidates outside of the U.S.;

•	costs to complete our new manufacturing plant in Ireland;

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
We based our projections on assumptions that may prove to be incorrect or unreliable or may change due to circumstances beyond our control, and as a result, we may consume our available capital resources earlier than we originally projected. We may need to obtain additional financing to fund our future operations or we may decide, based on various factors, that additional financings are desirable. If such funding is required, we cannot guarantee that it will be available to us on favorable terms, if at all.
Outstanding Indebtedness
As of June 30, 2017, our total indebtedness consisted of our $125.0 million aggregate principal amount of 2014 Convertible Notes, which are due in September 2021. For a discussion of the 2014 Convertible Notes, see Note 7 to our condensed consolidated financial statements included in this report.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at June 30, 2017:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
(in thousands)
Lease obligations(1)	$15,039	$2,474	$5,912	$4,444	$2,209
2014 Convertible Notes(2)	125,000	—	—	125,000	—
	$140,039	$2,474	$5,912	$129,444	$2,209

(1)
Our lease obligations are primarily related to our principal executive office in Irvine, California, corporate offices in Bedminster, New Jersey, and Dublin, Ireland, and our research facility in Durham, North Carolina. Additionally, in January 2017, we entered into a lease agreement for a new manufacturing plant in Athlone, Ireland, under which we are leasing approximately 30,000 square feet of interior floor space for build-out. We are permitted to terminate the lease agreement beginning in September 2027. Obligations denominated in foreign currencies have been translated to U.S. dollars at the foreign exchange rate in effect at June 30, 2017.

(2)
On September 30, 2014, we issued the 2014 Convertible Notes to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. The 2014 Convertible Notes mature on the seventh anniversary from the date of issuance, unless earlier converted. On January 1, 2015, Deerfield Special Situations International Master Fund, L.P. transferred all of its rights under the 2014 Convertible Notes to Deerfield Special Situations Fund, L.P. Refer to Note 7 to our condensed consolidated financial statements included in this report for further information.

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
Since the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2017, as of the year ending December 31, 2017, we will cease to be an “emerging growth company.” As a result, beginning with our Annual Report on Form 10-K for the year ending December 31, 2017, we will be subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.
Recent Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of June 30, 2017, totaled $242.7 million and consisted of cash and money market funds. Our investments totaled $65.3 million as of June 30, 2017 and consisted of commercial paper and corporate bonds. We had cash, cash equivalents and investments of $233.7 million as of December 31, 2016. Given the short-term nature of our cash, cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. The 2014 Convertible Notes carry a fixed interest rate and, as such, are not subject to interest rate risk.
Aerie will face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies, but has a U.S. dollar functional currency. We currently do not have any derivative instruments or a foreign currency hedging program. To date and during the six months ended June 30, 2017, foreign currency exposure and foreign currency financial instruments have not been material.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Item 1A. Risk Factors
You should consider carefully the risks described below and set forth under “Risk Factors” in our 2016 Form 10-K and other documents that we have filed or furnished with the SEC.
As of December 31, 2017, we will no longer be an “emerging growth company” and, as a result, we will have to comply with increased disclosure and governance requirements.
As a result of the significant increase in our market capitalization as of June 30, 2017, we will cease to be an “emerging growth company” as defined in the JOBS Act as of December 31, 2017. We will, as of December 31, 2017, be a large accelerated filer and, as such, will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

•
the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act; and

•
the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer.

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2017, we will be subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Compliance with Section 404 will be expensive and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. Moreover, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our common stock to fall. We expect that the loss of “emerging growth company” status and compliance with the additional requirements will substantially increase our legal and financial compliance costs and make some activities more time consuming and costly.
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

On September 15, 2016, we filed a shelf registration statement on Form S-3 (Registration No. 333-213643), which was effective on September 15, 2016. The shelf registration statement permits the offering, issuance and sale by us of our common stock. In addition, on May 25, 2017, we filed a prospectus supplement to the base prospectus dated September 15, 2016 (the “2017 Prospectus Supplement”). The prospectus supplement permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock.
From November 10, 2014 through June 30, 2017, we issued and sold 6,840,570 shares of common stock under our “at-the-market” sales agreements, of which 906,858 shares were issued and sold during the six months ended June 30, 2017, and received net proceeds of approximately $195.9 million, of which $49.3 million were received during the six months ended June 30, 2017, in each case, after deducting commissions and other fees and expenses. Sales under the “at-the-market” sales agreements were made pursuant to the 2014 Registration Statement, the prospectus supplement (the “2016 Prospectus Supplement”), dated September 15, 2016, to the base prospectus dated September 15, 2016 and the 2017 Prospectus Supplement. As of June 30, 2017, no shares remain available for issuance under the 2014 Registration Statement, the 2016 Prospectus Supplement or the 2017 Prospectus Supplement.
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

AERIE PHARMACEUTICALS, INC.

Date: August 3, 2017	/s/ RICHARD J. RUBINO
Richard J. Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

***	Furnished herewith.