Form 10-Q
period 2017-09-30
AERIE PHARMACEUTICALS INC
filed 2017-11-09
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 2, 2017, there were 36,704,729 shares of the registrant’s common stock, par value $0.001, outstanding.

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

ii

In particular, our receipt of a Prescription Drug User Fee Act (“PDUFA”) goal date notification and the FDA advisory committee’s vote in favor of RhopressaTM do not constitute FDA approval of the RhopressaTM New Drug Application (“NDA”), and there can be no assurance that the FDA will complete its review by the PDUFA goal date, that the FDA will not require changes or additional data that must be made or received before it will approve the NDA, if ever, or that the FDA will approve the NDA.
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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	SEPTEMBER 30, 2017	DECEMBER 31, 2016
Assets
Current assets
Cash and cash equivalents	$194,078	$197,945
Short-term investments	87,256	35,717
Prepaid expenses and other current assets	2,065	4,028
Total current assets	283,399	237,690
Long-term investments	901	—
Property, plant and equipment, net	19,246	7,857
Other assets	2,656	2,707
Total assets	$306,202	$248,254
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$18,045	$18,820
Interest payable	551	551
Total current liabilities	18,596	19,371
Convertible notes, net	123,769	123,539
Other non-current liabilities	4,569	—
Total liabilities	146,934	142,910
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of September 30, 2017 and December 31, 2016; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 36,426,830 and 33,458,607 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	36	33
Additional paid-in capital	562,545	422,002
Accumulated other comprehensive loss	(98)	(68)
Accumulated deficit	(403,215)	(316,623)
Total stockholders’ equity	159,268	105,344
Total liabilities and stockholders’ equity	$306,202	$248,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Operating expenses
Selling, general and administrative	$19,774	$10,627	$51,402	$29,814
Research and development	12,408	12,688	33,977	38,301
Total operating expenses	32,182	23,315	85,379	68,115
Loss from operations	(32,182)	(23,315)	(85,379)	(68,115)
Other income (expense), net	(141)	(460)	(1,071)	(1,490)
Net loss before income taxes	(32,323)	(23,775)	(86,450)	(69,605)
Income tax expense	49	39	142	132
Net loss	$(32,372)	$(23,814)	$(86,592)	$(69,737)
Net loss per common share - basic and diluted	$(0.89)	$(0.81)	$(2.48)	$(2.52)
Weighted average number of common shares outstanding - basic and diluted	36,210,329	29,380,453	34,932,551	27,632,090

Net loss	$(32,372)	$(23,814)	$(86,592)	$(69,737)
Unrealized (loss) gain on available-for-sale investments	(17)	(3)	(30)	166
Comprehensive loss	$(32,389)	$(23,817)	$(86,622)	$(69,571)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
Cash flows from operating activities
Net loss	$(86,592)	$(69,737)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	916	702
Amortization of deferred financing costs and debt discount	230	227
Amortization and accretion of premium or discount on available-for-sale investments, net	52	403
Stock-based compensation	18,072	11,514
Unrealized foreign exchange loss	522	—
Changes in operating assets and liabilities
Prepaid, current and other assets	1,718	(916)
Accounts payable and other current liabilities	(1,981)	(3,187)
Net cash used in operating activities	(67,063)	(60,994)
Cash flows from investing activities
Purchase of available-for-sale investments	(101,217)	(19,948)
Proceeds from sales and maturities of investments	48,696	35,355
Purchase of property, plant and equipment	(7,073)	(1,392)
Net cash (used in) provided by investing activities	(59,594)	14,015
Cash flows from financing activities
Proceeds from sale of common stock, net	122,046	167,387
Proceeds related to issuance of stock for stock-based compensation arrangements, net	744	470
Net cash provided by financing activities	122,790	167,857
Net change in cash and cash equivalents	(3,867)	120,878
Beginning of period	197,945	91,060
End of period	$194,078	$211,938
Supplemental disclosures
Income taxes paid	$—	$1,790
Interest paid	$1,636	$1,641
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
The Company has two advanced-stage product candidates designed to lower intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension that it intends to commercialize on its own in North American markets, if approved. The Company’s strategy also includes pursuing regulatory approval for these product candidates in Europe and Japan on its own. The first product candidate, RhopressaTM (netarsudil ophthalmic solution) 0.02% (“RhopressaTM”), is a once-daily eye drop designed to lower IOP in patients with glaucoma or ocular hypertension, which the Company has submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) on February 28, 2017. The Prescription Drug User Fee Act goal date has been set for February 28, 2018. The Company also intends to file for European regulatory approval of RhopressaTM in the second half of 2018. Additionally, the Company has commenced Phase 1 and Phase 2 clinical trial activities for RhopressaTM on Japanese patients in the United States and anticipates conducting future Phase 3 clinical trials in Japan with the objective of receiving regulatory approval of RhopressaTM in Japan. The second product candidate is once-daily RoclatanTM (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“RoclatanTM”), a fixed-dose combination of RhopressaTM and latanoprost for which the Company plans to submit an NDA with the FDA in the second quarter of 2018. The Company is currently conducting a Phase 3 trial named Mercury 3 in Europe comparing RoclatanTM to Ganfort®, which if successful, is expected to improve its commercialization prospects in that region. Mercury 3 is not necessary for approval in the United States. The Company is also conducting ongoing research to evaluate injectable sustained release formulation technologies with the potential capability of delivering Aerie’s preclinical molecule AR-13154 internally in the eye over several months for the treatment of retinal diseases such as wet age-related macular degeneration (“AMD”) and diabetic macular edema (“DME”), and is also evaluating possible uses for its existing proprietary portfolio of Rho kinase inhibitors beyond ophthalmology.
In 2015, the Company revised its corporate structure to align with its business strategy outside of North America by establishing Aerie Limited and Aerie Ireland Limited. Aerie assigned the beneficial rights to its non-U.S. and non-Canadian intellectual property for its lead product candidates to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, Aerie and Aerie Limited entered into a research and development cost-sharing agreement pursuant to which Aerie and Aerie Limited will share the costs of the development of intellectual property and Aerie Limited and Aerie Ireland Limited entered into a license arrangement pursuant to which Aerie Ireland Limited will develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment. In 2016, Aerie assigned the beneficial rights to certain of Aerie’s intellectual property in the U.S. and Canada to Aerie Distribution, and amended and restated the research and development cost-sharing agreement to transfer Aerie’s rights and obligations under the agreement to Aerie Distribution.
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

2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2017. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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
Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss and in accumulated other comprehensive loss on the condensed consolidated balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of other income (expense), net (Note 3). There were no realized gains or losses recognized for the three and nine months ended September 30, 2017 or 2016.
The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of September 30, 2017, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Fair Value Measurements
The Company records certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of the Company’s financial instruments, including cash and cash equivalents and accounts payable, approximate their respective carrying values due to the short-term nature of these instruments. The estimated fair value of the 2014 Convertible Notes (as defined in Note 7) was $269.8 million and $209.6 million as of September 30, 2017 and December 31, 2016, respectively. The increase in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the increase in the closing price of Aerie’s common stock on September 30, 2017 as compared to December 31, 2016.
Adoption of New Accounting Standards
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new standard is effective for the Company beginning on January 1, 2018; however, Aerie has elected to early adopt this standard as of July 1, 2017. The adoption of ASU 2017-01 had no impact on the Company’s financial statements for the three and nine months ended September 30, 2017, but may impact the accounting for subsequent business development transactions. See Note 12, “Subsequent Events,” for additional information.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which eliminates the exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The new standard is effective for the Company beginning on January 1, 2018, with early adoption permitted, and must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. At September 30, 2017, the Company has deferred $2.3 million of income tax effects from past intercompany transactions that are recorded as other assets that it expects to adjust through opening accumulated deficit when the Company adopts the standard on January 1, 2018.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this new standard, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. The new standard is effective for the Company beginning on January 1, 2020. Early adoption is permitted for fiscal year beginning January 1, 2019. The new guidance prescribes different transition methods for the various provisions. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and for those leases that have lease terms of more than 12 months. The guidance is effective for the Company beginning on January 1, 2019, and all annual and interim periods thereafter, with early adoption permitted, and must be adopted using a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and provides for certain practical expedients. The Company is currently evaluating the impact of this accounting standard update on the its consolidated financial statements and disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance related to the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for the Company beginning on January 1, 2018, with early adoption permitted. The new guidance prescribes different transition methods for the various provisions. The Company is currently evaluating the impact of this accounting standard update on the its consolidated financial statements and disclosures, but does not expect it to have a material impact.
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
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
2014 Convertible Notes(1)	5,040,323	5,040,323	5,040,323	5,040,323
Outstanding stock options	6,237,959	5,152,024	6,237,959	5,152,024
Stock purchase warrants	157,500	157,500	157,500	157,500
Unvested restricted common stock awards	439,549	171,734	439,549	171,734

(1)
Conversion is limited to a 9.985% ownership cap in shares of common stock by the holder. In addition to the common stock equivalents presented above, the 2014 Convertible Notes provide for an increase in the conversion rate if conversion is elected in connection with a significant corporate transaction. Refer to Note 7 for further information regarding the 2014 Convertible Notes.

3. Other Income (Expense), Net
Other income (expense), net consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2017	2016	2017	2016
Interest and amortization expense	$(597)	$(600)	$(1,799)	$(1,910)
Foreign exchange loss	(163)	(4)	(565)	(14)
Investment income	619	144	1,293	434
	$(141)	$(460)	$(1,071)	$(1,490)

The foreign exchange loss during the three and nine months ended September 30, 2017 is primarily related to the remeasurement of the Company’s Euro-denominated monetary liability related to its build-to-suit lease obligation (Note 8), which is held by a subsidiary with a U.S. dollar functional currency.
4. Investments
Cash, cash equivalents and investments as of September 30, 2017 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market funds	$194,078	$—	$—	$194,078
Total cash and cash equivalents	$194,078	$—	$—	$194,078
Investments:
Commercial paper (due within 1 year)	$43,225	$—	$—	$43,225
Corporate bonds (due within 1 year)	44,125	—	(94)	44,031
Corporate bonds (due within 2 years)	905	—	(4)	901
Total investments	$88,255	$—	$(98)	$88,157
Total cash, cash equivalents and investments	$282,333	$—	$(98)	$282,235

Cash, cash equivalents and investments as of December 31, 2016 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market funds	$196,445	$—	$—	$196,445
Commercial paper	1,500	—	—	1,500
Total cash and cash equivalents	$197,945	$—	$—	$197,945
Investments:
Certificates of deposit (due within 1 year)	$6,920	$4	$(1)	$6,923
Corporate bonds (due within 1 year)	27,615	4	(75)	27,544
Government agencies (due within 1 year)	1,250	—	—	1,250
Total investments	$35,785	$8	$(76)	$35,717
Total cash, cash equivalents and investments	$233,730	$8	$(76)	$233,662
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
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$194,078	$—	$—	$194,078
Total cash and cash equivalents	$194,078	$—	$—	$194,078
Investments:
Commercial paper	$—	$43,225	$—	$43,225
Corporate bonds	—	44,932	—	44,932
Total investments	$—	$88,157	$—	$88,157
Total cash, cash equivalents and investments	$194,078	$88,157	$—	$282,235

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$196,445	$—	$—	$196,445
Commercial paper	—	1,500	—	1,500
Total cash and cash equivalents	$196,445	$1,500	$—	$197,945
Investments:
Certificates of deposit	$—	$6,923	$—	$6,923
Corporate bonds	—	27,544	—	27,544
Government agencies	—	1,250	—	1,250
Total investments	$—	$35,717	$—	$35,717
Total cash, cash equivalents and investments	$196,445	$37,217	$—	$233,662

Convertible Notes
As of September 30, 2017 and December 31, 2016, the estimated fair value of the 2014 Convertible Notes was $269.8 million and $209.6 million, respectively. The estimated fair value of the 2014 Convertible Notes was determined using a scenario analysis and Monte Carlo simulation model to capture the various features of the 2014 Convertible Notes. The scenario analysis and Monte Carlo simulation require the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the probability of conversion, stock price volatility, the risk-free interest rate and credit spread. The increase in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the increase in the closing price of Aerie’s common stock on September 30, 2017 as compared to December 31, 2016. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.
6. Accounts Payable & Other Current Liabilities
Accounts payable and other current liabilities consist of the following:

(in thousands)	SEPTEMBER 30, 2017	DECEMBER 31, 2016
Accounts payable	$3,651	$5,610
Accrued expenses and other current liabilities:
Employee benefits and compensation related accruals(1)	4,585	4,111
Selling, general and administrative related accruals(2)	6,853	2,908
Research and development related accruals(3)	2,956	6,191
	$18,045	$18,820

(1)	Comprised of accrued bonus, accrued vacation and other employee-related expenses.

(2)	Comprised of accruals such as outside professional fees, accruals related to commercial manufacturing activities and other business-related expenses.

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
The Note Purchase Agreement contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on Aerie’s and its subsidiaries’ assets. As of September 30, 2017, Aerie was in compliance with the covenants. The Note Purchase Agreement also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in Aerie’s or Aerie Distribution’s representations and warranties to Deerfield; failure to comply with any of the covenants; Aerie’s or Aerie Distribution’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against Aerie and its subsidiaries; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on Aerie’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the 2014 Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding 2014 Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.

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
Unamortized debt discounts were $1.2 million as of September 30, 2017. Debt discounts are amortized using the effective interest method through the earlier of maturity or the conversion of the 2014 Convertible Notes.
The table below summarizes the carrying value of the 2014 Convertible Notes as of September 30, 2017:

(in thousands)	SEPTEMBER 30, 2017
Gross proceeds	$125,000
Initial value of issuance costs recorded as debt discount	(2,146)
Amortization of debt discount and issuance costs	915
Carrying value	$123,769
For the three and nine months ended September 30, 2017 interest expense related to the 2014 Convertible Notes was $0.5 million and $1.6 million, respectively. For the three and nine months ended September 30, 2016 interest expense related to the 2014 Convertible Notes was $0.6 million and $1.6 million, respectively.
8. Build-to-Suit Lease
In January 2017, the Company entered into a Euro-denominated lease agreement, expiring in September 2037, for a new manufacturing plant in Athlone, Ireland, under which the Company is leasing approximately 30,000 square feet of interior floor space for build-out. The Company is permitted to terminate the lease beginning in September 2027. Total expected rental payments, using foreign exchange rates in effect at September 30, 2017, are approximately $2.7 million through September 2027 and approximately $6.4 million through the expiration of the lease.
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

Additionally, construction costs incurred as part of the build-out and tenant improvements will also be capitalized within property, plant and equipment, net. Costs of approximately $10.0 million have been capitalized through September 30, 2017 related to both equipment purchases and the build-out of the facility. Rental payments made under the lease will be allocated to interest expense and the build-to-suit facility lease obligation based on the implicit rate of the build-to-suit facility lease obligation. The build-to-suit facility lease obligation was approximately $4.8 million as of September 30, 2017, of which $0.2 million was classified as other current liabilities as of September 30, 2017. The lease obligation is denominated in Euros and is remeasured to U.S. dollars at the balance sheet date with any foreign exchange gain or loss recognized within other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. Unrealized foreign currency loss related to the remeasurement of the lease obligation for the three and nine months ended September 30, 2017 was $0.2 million and $0.5 million, respectively.
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
During the nine months ended September 30, 2017, the Company has issued and sold 906,858 shares of common stock under its “at-the-market” sales agreement, for which the Company received net proceeds of approximately $49.3 million, after deducting commissions, fees and expenses of $0.6 million. Further, on May 25, 2017, the Company entered into an underwriting agreement relating to the registered public offering of 1,395,349 shares of the Company’s common stock at a price to the public of $53.75 per share. The Company received net proceeds of approximately $72.7 million, after deducting underwriting discounts, fees and expenses of $2.3 million.
Warrants
As of September 30, 2017, the Company also has the following equity-classified warrants to purchase common stock outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE
75,000	$5.00	February 2019
75,000	$5.00	November 2019
7,500	$5.00	August 2020
223,482	$0.05	December 2019
The warrants outstanding as of September 30, 2017 are all currently exercisable with a weighted-average remaining life of 2.0 years.

10. Stock-based Compensation
Stock-based compensation expense for options and restricted stock awards (“RSAs”) is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2017	2016	2017	2016
Selling, general and administrative	$4,995	$3,406	$14,032	$9,295
Research and development	1,562	693	4,040	2,219
Total	$6,557	$4,099	$18,072	$11,514

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
As of September 30, 2017, the Company had $51.9 million of unrecognized compensation expense related to options granted under its equity plans. This expense is expected to be recognized over a weighted average period of 2.9 years as of September 30, 2017.
As of September 30, 2017, the Company had $10.8 million of unrecognized compensation expense, related to unvested RSAs. This expense is expected to be recognized over the weighted average contractual term period of 3.2 years as of September 30, 2017.

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
On December 7, 2016, Aerie’s Board of Directors approved the Inducement Award Plan which provides for the granting of up to 418,000 equity awards in respect of common stock of Aerie, which plan was amended to increase the equity awards that may be issued by 463,500 shares during the nine months ended September 30, 2017. Awards granted under the Inducement Award Plan are intended to qualify as employment inducement awards under NASDAQ Listing Rule 5635(c)(4).

The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2016	5,255,930	$14.34
Granted	1,203,459	46.30
Exercised	(202,134)	11.05
Canceled	(19,296)	32.82
Options outstanding at September 30, 2017	6,237,959	$20.56	7.3	$176,569
Options exercisable at September 30, 2017	3,954,715	$12.57	6.4	$142,558

The following table summarizes the RSA activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Nonvested RSAs at December 31, 2016	164,194	$19.87
Granted	332,512	47.61
Vested	(54,591)	20.47
Canceled	(2,566)	43.90
Nonvested RSAs at September 30, 2017	439,549	$40.64
The vesting of time-based RSAs is service-based with terms of one to four years. During the nine months ended September 30, 2017, the Company granted 98,817 RSAs with non-market performance conditions that vest upon the satisfaction of certain performance conditions and service conditions.
11. Commitments and Contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. The Company is not a party to any known litigation, is not aware of any unasserted claims and does not have contingency reserves established for any litigation liabilities.
12. Subsequent Events
On October 4, 2017, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Envisia Therapeutics Inc. (“Envisia”) to acquire the rights to use PRINT® technology in ophthalmology, as well as rights relating to ENV1105, Envisia’s preclinical dexamethasone steroid product candidate for the treatment of diabetic macular edema, which also utilizes the PRINT® technology. Under the terms of the Agreement, the Company (a) made an upfront cash payment of $10.5 million and issued 263,146 shares of Aerie’s common stock valued at approximately $14.3 million and (b) agreed to make contingent milestone payments, subject to achievement of certain product regulatory approvals. Under the provisions of ASU 2017-01, the Company expects to account for the transaction as an asset acquisition and expects that substantially all of the purchase price will be allocated to acquired in-process research and development and expensed as research and development in the consolidated statement of operations and comprehensive loss during the three months ended December 31, 2017.

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
Overview
We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with glaucoma and other diseases of the eye. Our strategy is to advance our product candidates, RhopressaTM (netarsudil ophthalmic solution) 0.02% (“RhopressaTM”) and RoclatanTM (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“RoclatanTM”), to regulatory approval and commercialize these products ourselves in North American markets. If approved, we plan to build a commercial team that will include approximately 100 sales representatives to target approximately 12,000 high prescribing eye-care professionals throughout the United States. We are also enhancing our longer-term commercial potential by identifying and advancing additional product candidates and drug delivery technologies, including through our internal discovery efforts and potential research collaborations, in-licensing or acquisitions of additional ophthalmic products or technologies or product candidates that would complement our current product portfolio, including our recent collaboration with DSM whereby we have access to their bio-erodible polymer technology, and our acquisition of assets from Envisia Therapeutics Inc. (“Envisia”), designed to advance our progress in developing product candidates to treat retinal diseases, as discussed below.
Our strategy also includes developing our business outside of North America, including obtaining regulatory approval in Europe and Japan on our own for our product candidates. In 2015, we revised our corporate structure to align with our business strategy outside of North America by establishing Aerie Pharmaceuticals Limited, a wholly-owned subsidiary (“Aerie Limited”), and Aerie Pharmaceuticals Ireland Limited, a wholly-owned subsidiary (“Aerie Ireland Limited”). We assigned the beneficial rights to our non-U.S. and non-Canadian intellectual property for our lead product candidates to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, we and Aerie Limited entered into a research and development cost-sharing agreement pursuant to which we and Aerie Limited will share the costs of the development of intellectual property and Aerie Limited and Aerie Ireland Limited entered into a license arrangement pursuant to which Aerie Ireland Limited will develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment. In 2016, we assigned the beneficial rights to certain of our intellectual property in the U.S. and Canada to Aerie Distribution, Inc., a wholly-owned subsidiary (“Aerie Distribution”), and amended and restated the research and development cost-sharing agreement to transfer our rights and obligations under the agreement to Aerie Distribution.
In January 2017, we announced that we are building a new manufacturing plant in Athlone, Ireland, although we will continue to use product sourced from our current contract manufacturer based in the U.S. This will be our first manufacturing plant, expected to produce commercial supplies of our current product candidates, RhopressaTM and RoclatanTM. If we obtain regulatory approval, commercial product supply from the plant is expected to be available by 2020. We are also in the process of adding a second contract manufacturer, which we expect to produce commercial supply by as early as the end of 2018.
Product Candidate Overview
Our two advanced-stage product candidates are designed to lower intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. Both product candidates are taken once-daily in the evening and have shown in preclinical and clinical trials to be effective in lowering IOP, with novel mechanisms of action (“MOAs”) and a favorable safety profile.
We own the worldwide rights to all indications for our current Aerie product candidates. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions, methods of use, and synthetic methods. We have patent protection for our current product candidates, RhopressaTM and RoclatanTM, in the United States through at least 2030.
RhopressaTM

Our first product candidate, RhopressaTM, is a novel once-daily eye drop designed to lower IOP in patients with glaucoma or ocular hypertension. We are developing RhopressaTM as the first of a new class of compounds that is designed to lower IOP in patients through novel MOAs. We believe that, if approved, RhopressaTM will represent the first new MOAs for lowering IOP in patients with glaucoma in over 20 years. Based on preclinical studies and clinical data to date, we expect that RhopressaTM, if approved, will have the potential to compete with non-prostaglandin analogue products as a preferred adjunctive therapy to prostaglandin analogues (“PGAs”), due to its targeting of the diseased tissue known as the trabecular meshwork (“TM”), its demonstrated IOP-lowering ability across tested baselines with once-daily dosing, its potential synergistic effect with PGA products, and its lack of drug-related serious or systemic adverse events. Adjunctive therapies currently represent approximately one-half of the entire glaucoma therapy market in the United States, according to IMS. In addition, if approved, we believe that RhopressaTM may also potentially become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs and for patients who choose to avoid the cosmetic issues associated with PGA products. Also, in a 24-hour, 12-patient pilot study comparing RhopressaTM efficacy to that of placebo, RhopressaTM demonstrated similar levels of IOP lowering during nocturnal and diurnal periods. This is potentially a further differentiating feature of RhopressaTM when considering that currently marketed products have demonstrated little or no efficacy at night and eye pressure is typically highest when patients are asleep.
We resubmitted our New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for RhopressaTM on February 28, 2017. Our initial submission, announced in September 2016, was withdrawn as a result of a contract manufacturer of our drug product not being prepared for pre-approval inspection by the FDA. The NDA submission included our second Phase 3 registration trial for RhopressaTM, named “Rocket 2,” as the pivotal clinical trial and our initial Phase 3 registration trial, named “Rocket 1,” as supportive in nature. Our Rocket 2 trial achieved its primary efficacy endpoint of demonstrating non-inferiority of RhopressaTM compared to timolol. In addition, the 12-month safety data from this registration trial also confirmed a favorable safety profile for the drug and demonstrated a consistent IOP-lowering effect throughout the 12-month period at the specified measurement time points. We also included as supportive data the 90-day efficacy results of our Rocket 4 and Mercury 1 trials, each as further discussed below, with the NDA submission for RhopressaTM.
Our fourth Phase 3 registration trial for RhopressaTM, named “Rocket 4,” in the U.S., was designed to generate adequate six-month safety data for European regulatory approval, for which we expect to file in the second half of 2018. The six-month safety and efficacy data were largely consistent with observations in the other RhopressaTM Phase 3 registration trials and the 90-day efficacy results achieved the primary efficacy endpoint of demonstrating non-inferiority of RhopressaTM compared to timolol. A third Phase 3 registration trial for RhopressaTM, named “Rocket 3,” was a 12-month safety-only study in Canada. We have commenced Phase 1 and 2 clinical trial activities in the United States relating to pursuing regulatory approval of RhopressaTM in Japan, and expect to initiate the clinical trials in the fourth quarter of 2017.
The RhopressaTM Phase 3 registration trial results have shown minimal drug-related serious adverse events or drug-related systemic adverse events, with the most common adverse event reported being conjunctival hyperemia, or eye redness, with incidence rates of approximately 50% across all Phase 3 registration trials for RhopressaTM, the majority of which was reported as mild.
On October 13, 2017, the FDA held an advisory committee meeting to discuss the RhopressaTM NDA. The advisory committee voted in favor of RhopressaTM regarding (a) whether the clinical trials supported the efficacy of RhopressaTM for reducing elevated IOP in patients with open-angle glaucoma or ocular hypertension and (b) whether the efficacy outweighs the safety risk. The FDA is not bound by the advice of the advisory committee, but takes the advice into consideration when reviewing investigational medicines. The Prescription Drug User Fee Act (“PDUFA”) goal date for the completion of the FDA’s review of the RhopressaTM NDA is set for February 28, 2018, which reflects a standard 12-month review period.
RoclatanTM
Our second product candidate is once-daily RoclatanTM, a fixed-dose combination of RhopressaTM and latanoprost. We believe, based on our preclinical studies and clinical trials to date, that RoclatanTM, if approved, will be the only glaucoma product that covers the full spectrum of currently known IOP-lowering MOAs, giving it the potential to provide a greater IOP-lowering effect than any currently marketed glaucoma product. Therefore, we believe that RoclatanTM, if approved, could compete with both PGA and non-PGA therapies for patients requiring maximal IOP lowering, including those with higher IOPs and those who present with significant disease progression despite currently available therapies.

We recently completed two Phase 3 registration trials for RoclatanTM. The first Phase 3 registration trial for RoclatanTM, named “Mercury 1,” was a 12-month safety trial with a 90-day efficacy readout. Mercury 1 achieved its primary efficacy endpoint of demonstrating superiority of RoclatanTM to each of its components. The safety and tolerability results for RoclatanTM from the 90-day efficacy period of Mercury 1 showed no drug-related serious adverse events or drug-related systemic adverse events. On July 19, 2017, we announced the results of the Mercury 1 12-month safety study, noting the safety results for RoclatanTM for the 12-month period were consistent with those observed for the 90-day efficacy period. There were no new adverse events that developed over the 12-month period, and there were no drug-related serious or systemic adverse events.
The second Phase 3 registration trial for RoclatanTM, named “Mercury 2,” was a 90-day efficacy and safety trial also designed to demonstrate superiority of RoclatanTM to each of its components. The Mercury 2 trial design was identical to that of Mercury 1, except that Mercury 2 was a 90-day trial without the additional nine-month safety extension included in Mercury 1. Both Mercury 1 and Mercury 2 achieved their 90-day primary efficacy endpoints of demonstrating statistical superiority over each of its components, including RhopressaTM and market-leading PGA, latanoprost, at all measured time points. The superiority of RoclatanTM over its components was consistently in the range of 1 to 3 mmHg (millimeters of mercury). We are permitted to submit the RoclatanTM NDA while the RhopressaTM NDA is still being reviewed by the FDA. We expect to submit an NDA for RoclatanTM in the second quarter of 2018.
Mercury 1 and Mercury 2 will also be used for European approval of RoclatanTM, and we initiated a third Phase 3 registration trial for RoclatanTM, named “Mercury 3,” in Europe during the third quarter of 2017. Mercury 3 is designed to compare RoclatanTM to Ganfort®, a fixed-dose combination product of bimatoprost and timolol marketed in Europe, which if successful, is expected to improve our commercialization prospects in that region.
Pipeline Opportunities
Our stated objective is to build a major ophthalmic pharmaceutical company. In addition to our primary product candidates, RhopressaTM and RoclatanTM, we plan to continue exploring the benefits of RhopressaTM on 24-hour IOP lowering, normal tension glaucoma, as well antifibrotic effects on the diseased TM. We are also evaluating possible uses of our existing proprietary portfolio of Rho kinase inhibitors beyond glaucoma. Our owned preclinical small molecule, AR-13154, has demonstrated the potential for the treatment of wet age-related macular degeneration (“AMD”) by inhibiting Rho kinase and Protein kinase C and has shown lesion size decreases in an in vivo preclinical model of wet AMD at levels similar to the current market-leading wet AMD anti-VEGF product, and even greater lesion size reduction in combination with the current market-leading wet AMD anti-VEGF product. Further, in our preclinical studies, we have seen a promising potential of this molecule to reduce neovascularization in a model of proliferative diabetic retinopathy. Pending additional studies, the active metabolite of AR-13154 and related molecules may have the potential to provide an entirely new mechanism and pathway to treat wet AMD and other diseases of the retina, such as diabetic macular edema (“DME”). This molecule has not yet been tested in humans in a clinical trial setting.
We have and may continue to enter into research collaboration arrangements, license, acquire or develop additional product candidates and technologies to broaden our presence in ophthalmology, and we continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners. We are currently focused on the evaluation of technologies for the delivery of our owned molecules to the front and back of the eye over sustained periods.
On July 31, 2017, we announced that we entered into a collaborative research, development and licensing agreement with DSM, a global science-based company headquartered in the Netherlands. The research collaboration agreement includes an option to license DSM’s bio-erodible polymer implant technology for evaluating its application to the delivery of certain Aerie compounds, initially focused on retinal diseases. This technology uses polyesteramide polymers to produce an injectable, thin fiber that is minute in size. Preclinical experiments have demonstrated early success in conjunction with AR-13154, including demonstration of linear, sustained elution rates over several months and achievement of target retinal drug concentrations.
On October 4, 2017, we acquired from Envisia the rights to use PRINT® technology in ophthalmology and certain other assets. The PRINT® technology is a proprietary system capable of creating precisely engineered sustained release products utilizing fully-scalable manufacturing processes. Our initial focus will be in using PRINT® to manufacture injectable implants containing AR-13154, potentially in conjunction with the biodegradable polymer from DSM. In addition, we acquired Envisia’s intellectual property rights relating to ENV1105, Envisia’s preclinical dexamethasone steroid product candidate for the treatment of DME, which also utilizes the PRINT® technology.

Financial Overview
Our cash, cash equivalents and investments totaled $282.2 million as of September 30, 2017 and are currently expected to provide sufficient resources for our ongoing needs. See “—Liquidity and Capital Resources” below for further discussion.
We have incurred net losses since our inception in June 2005. To date, we have not generated product revenue and we do not expect to generate product revenue unless and until we obtain regulatory approval for and successfully commercialize one or more of our current product candidates. Our operations to date have primarily been limited to research and development and raising capital. As of September 30, 2017, we had an accumulated deficit of $403.2 million. We recorded net losses of $32.4 million and $86.6 million for the three and nine months ended September 30, 2017, respectively. We recorded net losses of $23.8 million and $69.7 million for the three and nine months ended September 30, 2016, respectively. A substantial portion of our capital resources and efforts are focused on completing the development and obtaining regulatory approval and preparing for potential commercialization and manufacturing of our product candidates. As a result, we expect to continue to incur significant operating losses until such a time when our product candidates are commercially successful, if at all. If we do not successfully commercialize any of our current product candidates, we may be unable to generate product revenue or achieve profitability.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for all officers and employees in general management, sales and marketing, finance, and administration. Other significant expenses include pre-approval commercial-related manufacturing costs, pre-launch sales and marketing planning activities, facilities expenses and professional fees for audit, tax, legal and other services.
We expect that our selling, general and administrative expenses will increase with the continued advancement of our product candidates as we prepare for potential commercialization. We expect these increases will likely be associated with the hiring of additional employees in areas such as sales and marketing, and medical affairs, along with increased levels of manufacturing activity and overhead expenses associated with the growth of our employee base.
Research and Development Expenses
The following table shows our research and development (“R&D”) expenses for our advanced-stage product candidates for the three and nine months ended September 30, 2017 and 2016:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
	(in thousands)
RhopressaTM	$1,887	$3,004	$4,230	$10,929
RoclatanTM	1,809	4,920	8,160	12,211
Other research and development activities	491	183	725	1,290
Unallocated	8,221	4,581	20,862	13,871
Total research and development expense	$12,408	$12,688	$33,977	$38,301
We expense R&D costs as incurred. Other research and development activities include direct costs associated with collaboration arrangements and pipeline activities, including our ongoing preclinical activities. Expenses relating to activities that support more than one development program or activity such as employee-related costs, including stock-based compensation, facilities expenses and depreciation expense for assets used in R&D are not allocated to specific product or potential product candidates and are separately classified as “unallocated.”

Other Income (Expense), Net
Other income (expense) primarily includes investment income, interest expense, and foreign exchange gains and losses. Investment income primarily consists of interest earned on our cash and cash equivalents and investments, and amortization or accretion of discounts and premiums on our investments. Interest expense consists of interest expense under the 2014 Convertible Notes, including the amortization of debt discounts and issuance costs. Foreign exchange gains and losses are primarily due to the remeasurement of our Euro-denominated liability related to our build-to-suit lease obligation, which is held by a subsidiary with a U.S. dollar functional currency.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2017 and 2016
The following table summarizes the results of our operations for the three months ended September 30, 2017 and 2016:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE	% CHANGE
	2017	2016
	(in thousands, except percentages)
Selling, general and administrative	$19,774	$10,627	$9,147	86%
Research and development	12,408	12,688	(280)	(2)%
Total operating expenses	32,182	23,315	8,867	38%
Loss from operations	(32,182)	(23,315)	(8,867)	38%
Other income (expense), net	(141)	(460)	319	(69)%
Net loss before income taxes	$(32,323)	$(23,775)	$(8,548)	36%

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $9.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase was primarily associated with the expansion of our employee base and preparatory commercial operations and manufacturing activities.
Employee-related expenses increased by $3.6 million, including an increase in salaries and other employee-related expenses of $2.0 million due to increased headcount and an increase in stock-based compensation of $1.6 million.

Total costs related to preparatory commercial operations and manufacturing were approximately $4.5 million for the three months ended September 30, 2017, an increase of $2.7 million as compared to the three months ended September 30, 2016, and included scale-up of our current manufacturing activities. Certain of our direct preparatory commercial operations and manufacturing activities are recognized in selling, general and administrative expenses until such time when we determine such costs should be capitalized as saleable inventory. Expenses related to our pre-launch sales and marketing planning activities increased by $1.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. In addition, professional fees increased by $0.8 million, primarily due to consulting fees for compliance-related activities and legal fees to support the growth of our operations.
Research and development expenses
Research and development expenses decreased by $0.3 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. During the three months ended September 30, 2016, our research and development activity was primarily associated with Phase 3 registration trials for RhopressaTM and RoclatanTM. The Phase 3 registration trials for both RhopressaTM and RoclatanTM have been completed for purposes of applying for FDA approval in the U.S. As such, R&D costs for RoclatanTM and RhopressaTM decreased by $3.1 million and $1.1 million, respectively, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Unallocated expenses increased by $3.6 million primarily driven by increased employee-related expenses, including stock-based compensation.
Comparison of the Nine Months Ended September 30, 2017 and 2016
The following table summarizes the results of our operations for the nine months ended September 30, 2017 and 2016:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE	% CHANGE
	2017	2016
	(in thousands, except percentages)
Selling, general and administrative	$51,402	$29,814	$21,588	72%
Research and development	33,977	38,301	(4,324)	(11)%
Total operating expenses	85,379	68,115	17,264	25%
Loss from operations	(85,379)	(68,115)	(17,264)	25%
Other income (expense), net	(1,071)	(1,490)	419	(28)%
Net loss before income taxes	$(86,450)	$(69,605)	$(16,845)	24%

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $21.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was primarily associated with the expansion of our employee base and preparatory commercial operations and manufacturing activities.
Employee-related expenses increased by $9.0 million, including an increase in stock-based compensation expense of $4.7 million and an increase in salaries and other employee-related expenses of $4.3 million due to increased headcount.
Expenses related to our preparatory commercial operations and manufacturing activities were approximately $9.3 million for the nine months ended September 30, 2017, an increase of $5.6 million as compared to the nine months ended September 30, 2016, and included scale-up of our current manufacturing activities, as discussed above. Our pre-launch sales and marketing planning activities increased $3.2 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, and professional fees increased by $2.1 million, primarily due to consulting fees for compliance-related activities and legal fees to support the growth of our operations.

Research and development expenses
Research and development expenses decreased by $4.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2016, our research and development activity was primarily associated with Phase 3 registration trials for RhopressaTM and RoclatanTM. The Phase 3 registration trials for both RhopressaTM and RoclatanTM have been completed for purposes of applying for FDA approval in the U.S. As such, R&D costs for RhopressaTM and RoclatanTM decreased by $6.7 million and $4.1 million, respectively, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Unallocated expenses increased by $7.0 million primarily driven by increased employee-related expenses, including stock-based compensation.
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
Since our IPO, we have issued:

•
$125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”), for which we received net proceeds of approximately $122.9 million, after deducting discounts and certain expenses of $2.1 million, and

•
10.8 million shares of our common stock through September 30, 2017, for which we received net proceeds of approximately $339.5 million, after deducting commissions and other fees and expenses. This includes $195.9 million raised from “at-the-market” sales agreements, of which $49.3 million in net proceeds was raised during the nine months ended September 30, 2017. Additionally, we raised net proceeds of $143.6 million from the issuance of shares of our common stock pursuant to underwriting agreements, of which approximately $72.7 million was raised during the nine months ended September 30, 2017.

As of September 30, 2017, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $282.2 million.
Cash Flows
The following table summarizes our sources and uses of cash:

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(67,063)	$(60,994)
Investing activities	(59,594)	14,015
Financing activities	122,790	167,857
Net change in cash and cash equivalents	$(3,867)	$120,878

Operating Activities
During the nine months ended September 30, 2017 and 2016, net cash used in operating activities was $67.1 million and $61.0 million, respectively. The increase in cash used in operating activities during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to the expansion of our employee base and commercial operations and manufacturing activities in preparation for the launch of RhopressaTM, assuming FDA approval. This is partially offset by a reduction in expenditures for clinical trials in 2017 compared to 2016.
Investing Activities
During the nine months ended September 30, 2017, our investing activities used net cash of $59.6 million primarily related to purchases of available-for-sale investments of $101.2 million and purchases of fixed assets of $7.1 million primarily associated with the build-out of our manufacturing plant in Ireland. These purchases were partially offset by sales and maturities of available-for-sale investments of $48.7 million. During the nine months ended September 30, 2016, our investing activities provided net cash of approximately $14.0 million primarily related to maturities of available-for-sale investments of $35.4 million, which were partially offset by purchases of available-for-sale investments of $19.9 million.
Financing Activities
During the nine months ended September 30, 2017 and 2016, our financing activities provided net cash of $122.8 million and $167.9 million, respectively. The net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was primarily related to the issuance and sale of common stock pursuant to our “at-the-market” sales agreements and underwriting agreement from which we received total net proceeds of approximately $122.0 million and $167.4 million during the nine months ended September 30, 2017 and 2016, respectively.
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
In January 2017, we entered into a lease agreement for a new manufacturing plant in Ireland under which we are leasing approximately 30,000 square feet of interior floor space for build-out. Estimated project-wide equipment, construction and other related project costs are expected to total approximately $39 million (excluding ongoing labor-related and lease expenses and the potential impact of foreign exchange rate fluctuations), of which approximately $16 million is expected to be spent in 2017.
We believe that our cash and cash equivalents and investments as of September 30, 2017 will provide sufficient resources through the expected approval and planned commercialization of RhopressaTM and RoclatanTM in the U.S.
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
Outstanding Indebtedness
As of September 30, 2017, our total indebtedness consisted of our $125.0 million aggregate principal amount of 2014 Convertible Notes, which are due in September 2021. For a discussion of the 2014 Convertible Notes, see Note 7 to our condensed consolidated financial statements included in this report.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at September 30, 2017:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
(in thousands)
Lease obligations(1)	$14,620	$2,478	$5,946	$3,896	$2,300
2014 Convertible Notes(2)	125,000	—	—	125,000	—
	$139,620	$2,478	$5,946	$128,896	$2,300

(1)
Our lease obligations are primarily related to our principal executive office in Irvine, California, corporate offices in Bedminster, New Jersey, and Dublin, Ireland, and our research facility in Durham, North Carolina. Additionally, in January 2017, we entered into a lease agreement for a new manufacturing plant in Athlone, Ireland, under which we are leasing approximately 30,000 square feet of interior floor space for build-out. We are permitted to terminate the lease agreement beginning in September 2027. Obligations denominated in foreign currencies have been translated to U.S. dollars at the foreign exchange rates in effect at September 30, 2017.

(2)
On September 30, 2014, we issued the 2014 Convertible Notes, which mature on the seventh anniversary from the date of issuance, unless earlier converted. Refer to Note 7 to our condensed consolidated financial statements included in this report for further information.

In October 2017, we entered into an Asset Purchase Agreement (the “Agreement”) with Envisia pursuant to which we made an upfront cash payment of $10.5 million and issued 263,146 shares of Aerie’s common stock valued at approximately $14.3 million. Under the terms of the Agreement, we may also be required to make additional milestone payments contingent upon the achievement of regulatory approval. Contingent milestone payments are excluded from the table above as the timing in which we may be required to make such payments in the future, if at all, is highly uncertain. We have no other contractual obligations or commitments that are not subject to our existing financial statement accrual processes.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of September 30, 2017, totaled $194.1 million and consisted of cash and money market funds. Our investments totaled $88.2 million as of September 30, 2017 and consisted of commercial paper and corporate bonds. We had cash, cash equivalents and investments of $233.7 million as of December 31, 2016. Given the short-term nature of our cash, cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. The 2014 Convertible Notes carry a fixed interest rate and, as such, are not subject to interest rate risk.
Aerie will face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies, but has a U.S. dollar functional currency. We currently do not have any derivative instruments or a foreign currency hedging program. To date and during the nine months ended September 30, 2017, foreign currency exposure and foreign currency financial instruments have not been material.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
From November 10, 2014 through September 30, 2017, we issued and sold 6,840,570 shares of common stock under our “at-the-market” sales agreements, of which 906,858 shares were issued and sold during the nine months ended September 30, 2017, and received net proceeds of approximately $195.9 million, of which $49.3 million were received during the nine months ended September 30, 2017, in each case, after deducting commissions and other fees and expenses. Sales under the “at-the-market” sales agreements were made pursuant to the 2014 Registration Statement, the prospectus supplement (the “2016 Prospectus Supplement”), dated September 15, 2016, to the base prospectus dated September 15, 2016 and the 2017 Prospectus Supplement. As of September 30, 2017, no shares remain available for issuance under the 2014 Registration Statement, the 2016 Prospectus Supplement or the 2017 Prospectus Supplement.
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

10.1
Amended and Restated Employment Agreement, dated July 25, 2017, by and between Aerie Pharmaceuticals, Inc. and Vicente Anido, Jr., Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on July 26, 2017).

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

(i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: November 9, 2017	/s/ RICHARD J. RUBINO
Richard J. Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)