Form 10-K
period 2017-12-31
AERIE PHARMACEUTICALS INC
filed 2018-03-01
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-36152

Aerie Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3109565
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4301 Emperor Boulevard, Suite 400
Durham, North Carolina 27703
(919) 237-5300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with
any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2017, based upon the closing price of $52.55 of the registrant’s common stock as reported on The NASDAQ Global Market, was $1,868,270,790.
As of February 14, 2018, the registrant had 39,492,900 shares of common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2017.

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
Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•
the commercial launch and potential future sales of Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and RoclatanTM (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“RoclatanTM”) and any future product candidates, if approved;

•	our commercialization, marketing, manufacturing and supply management capabilities and strategies;

•	third-party payer coverage and reimbursement for Rhopressa® and RoclatanTM and any future product candidates, if approved;

•	the glaucoma patient market size and the rate and degree of market adoption of Rhopressa® and RoclatanTM and any future product candidates, if approved, by eye-care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of Rhopressa® and RoclatanTM and any future product candidates, if approved;

•
the success, timing and cost of our ongoing and anticipated preclinical studies and clinical trials for Rhopressa®, with respect to regulatory approval outside the United States, RoclatanTM and any future product candidates, including statements regarding the timing of initiation and completion of the studies and trials;

•	our expectations regarding the effectiveness of Rhopressa®, RoclatanTM and any future product candidates and results of our clinical trials and any potential preclinical studies;

•
the timing of and our ability to request, obtain and maintain U.S. Food and Drug Administration (“FDA”) or other regulatory authority approval of, or other action with respect to, as applicable, Rhopressa®, RoclatanTM    and any future product candidates in the United States, Canada, Europe, Japan and elsewhere, including the expected timing of, and regulatory and/or other review of, filings for, as applicable, Rhopressa®, RoclatanTM and any future product candidates;

•	our expectations related to the use of proceeds from our financing activities;

•	our estimates regarding anticipated operating expenses and capital requirements and our needs for additional financing;

•
our plans to pursue development of additional product candidates and technologies in ophthalmology, including development of Rhopressa® and RoclatanTM for additional indications, our preclinical retina programs and other therapeutic opportunities;

•	the potential advantages of Rhopressa®, RoclatanTM and any future product candidates;

•	our plans to explore possible uses of our existing proprietary compounds beyond glaucoma and ophthalmology;

•	our ability to protect our proprietary technology and enforce our intellectual property rights;

ii

•
our expectations regarding collaborations, licensing, acquisitions and strategic operations, including our ability to in-license or acquire additional ophthalmic products, product candidates or technologies; and

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
In particular, FDA approval of Rhopressa® does not constitute FDA approval of RoclatanTM, and there can be no assurance that we will receive FDA approval for RoclatanTM or any future product candidates. FDA approval of Rhopressa® also does not constitute regulatory approval of Rhopressa® in jurisdictions outside the United States, and there can be no assurance that Rhopressa® will obtain regulatory approval in other jurisdictions. In addition, the preclinical research discussed in this report is preliminary and the outcome of such preclinical studies may not be predictive of the outcome of later clinical trials. Any future clinical trial results may not demonstrate safety and efficacy sufficient to obtain regulatory approval related to the preclinical research findings discussed in this report, and we may suspend or discontinue research programs at any time for any reason.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods.
Any forward-looking statements that we make in this report speak only as of the date of this report. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

iii

PART I
ITEM 1. BUSINESS
Overview
We are an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma and other diseases of the eye. Our strategy is to commercialize Rhopressa®, approved by the FDA on December 18, 2017, in North American markets and advance our product candidate, RoclatanTM, to regulatory approval. We are in the process of hiring a commercial team that will include approximately 100 sales representatives to target approximately 12,000 high prescribing eye-care professionals throughout the United States. This sales force will initially be responsible for sales of Rhopressa®, and will also be responsible for sales of RoclatanTM, if approved. Our strategy also includes developing our business outside of North America, including obtaining regulatory approval in Europe and Japan on our own for Rhopressa® and RoclatanTM. If we obtain regulatory approval, we currently expect to commercialize Rhopressa® and RoclatanTM in Europe on our own, and likely partner for commercialization in Japan.
Since our initial public offering (“IPO”) in October 2013 through which we raised approximately $68.3 million of net proceeds, we have raised additional net proceeds through December 31, 2017 of approximately $122.9 million through the sale and issuance of the 2014 Convertible Notes (as defined herein) in September 2014, and approximately $351.3 million through the issuance and sale of common stock under our shelf registration statements on Form S-3 and prior “at-the-market” sales agreements.
Subsequent to December 31, 2017, we issued and sold approximately 2.3 million additional shares of our common stock, for which we received net proceeds of approximately $136.2 million, after deducting fees and expenses, upon the completion of the “at-the-market” offering that commenced in December 2017 and pursuant to an underwriting agreement, dated January 23, 2018, related to a registered public offering.
Our FDA-approved product, Rhopressa®, is a once-daily eye drop designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. The active ingredient in Rhopressa®, netarsudil, is a Rho kinase inhibitor. We believe that Rhopressa® represents the first of a new drug class for reducing IOP in patients with glaucoma in over 20 years. Based on clinical data, we expect that Rhopressa® will have the potential to compete with non-PGA (prostaglandin analog) products as a preferred adjunctive therapy to prostaglandin analogs (“PGAs”), due to its targeting of the diseased tissue known as the trabecular meshwork (“TM”), its demonstrated ability to reduce IOP at consistent levels across tested baselines, and its preferred once-daily dosing relative to currently marketed non-PGA products. Adjunctive therapies currently represent nearly one-half of the glaucoma prescription market in the United States, according to IQVIA (formerly known as IMS Health). We believe that Rhopressa® may also become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs and for patients who choose to avoid the cosmetic issues associated with PGA products.
Our advanced-stage product candidate, RoclatanTM, is a once-daily, fixed-dose combination of Rhopressa® and latanoprost, the most commonly prescribed drug for the treatment of patients with open-angle glaucoma. We plan to submit a New Drug Application (“NDA”) for RoclatanTM to the FDA in the second quarter of 2018. We believe, based on our clinical data, that RoclatanTM has the potential to provide a greater IOP-reducing effect than any currently marketed glaucoma medication. Therefore, we believe that RoclatanTM, if approved, could compete with both PGA and non-PGA therapies and become the product of choice for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite use of the currently available therapies.
We own the worldwide rights to all indications for Rhopressa® and RoclatanTM. We have patent protection for Rhopressa® and RoclatanTM in the United States through at least 2030 and internationally through dates ranging from 2030 to 2037. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions, methods of use, and synthetic methods.
We also seek to enhance our longer-term commercial potential by identifying and advancing additional product candidates. This may be accomplished through our internal discovery efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional ophthalmic products or technologies or product candidates that complement our current product portfolio. Our collaboration with DSM, a global science-based company headquartered in the Netherlands, provides access to their bio-erodible polymer technology, and our acquisition of assets from Envisia Therapeutics Inc. (“Envisia”), which includes the right to use PRINT® manufacturing technology for ophthalmology, are designed to advance our progress in developing potential future product candidates to treat retinal diseases. Aided by these technologies, we are developing two preclinical molecules focused on retinal disease. AR-13503, for which we expect to submit an Investigational New Drug application (“IND”) in 2019, is an Aerie-owned Rho kinase and Protein kinase C inhibitor with potential in the treatment of wet age-related macular degeneration (“AMD”), diabetic retinopathy and related diseases of the retina, such as diabetic macular edema (“DME”). As the active metabolite of AR-13154(S), AR-13503 has shown lesion size decreases in an in vivo preclinical model of wet AMD at levels similar to the current market-leading wet AMD anti-VEGF product. Also preclinically, when used in combination with the market leading anti-VEGF product, AR-13503 produced greater lesion size reduction than the anti-VEGF product alone in a model of proliferative diabetic retinopathy. Additionally, through the Envisia asset acquisition, we are also developing AR-1105, a preclinical dexamethasone steroid implant with potential in the treatment of DME, and currently expect to submit an IND in late 2018.
Further, we are evaluating our owned library of Rho kinase inhibitors for potential indications beyond ophthalmology. There are several disease categories where Rho kinase inhibitors have demonstrated benefits both preclinically and clinically in past third-party studies and trials, and we are initially focused on exploring potential opportunities for our molecules in pulmonary health, dermatology and cancer.
Glaucoma Overview
Glaucoma is one of the largest segments in the global ophthalmic market. In 2016, branded and generic glaucoma product sales exceeded $5.0 billion in the United States, Europe and Japan in aggregate, according to IQVIA. Prescription volume for glaucoma products in the United States alone was 36 million in 2016 and is expected to grow, driven in large part by the aging population.
The PGA and non-PGA market segments each represent approximately one-half of the prescription volume in the United States glaucoma market, as shown in the following chart, which is based on IQVIA data.

According to the National Eye Institute, it is estimated that over 2.7 million people in the United States suffer from glaucoma, a number that is expected to reach approximately 4.3 million by 2030. Furthermore, The Eye Diseases Prevalence Research Group has estimated that only half of the nation’s glaucoma sufferers know that they have the disease. Glaucoma is a progressive and highly individualized disease, in which elevated levels of IOP are associated with damage to the optic nerve, resulting in irreversible vision loss and potentially blindness. Patients may suffer the adverse effects of glaucoma across a wide range of IOP levels. There are multiple factors that can contribute to an individual developing glaucoma, including, but not limited to, age, family history and ethnicity. Glaucoma is treated by the reduction of IOP, which has been shown to slow the progression of vision loss. In a healthy eye, fluid is continuously produced and drained in order to maintain pressure equilibrium and provide nutrients to the eye tissue. The FDA recognizes sustained reduction of IOP as the primary clinical endpoint for the approval of drugs to treat patients with glaucoma and ocular hypertension. The primary drainage mechanism of the eye is the TM, which accounts for approximately 80% of fluid drainage in a healthy eye, while the secondary drainage mechanism, the uveoscleral pathway, is responsible for the remaining drainage. In glaucoma patients, damage to the TM results in insufficient drainage of fluid from the eye, which causes increased IOP and damage to the optic nerve.
Once glaucoma develops, it is a chronic condition that requires life-long treatment. The initial treatment for glaucoma patients is typically the use of prescription eye drops. PGAs have become the most widely prescribed glaucoma drug class. The most frequently prescribed PGA is once-daily latanoprost. The most commonly prescribed non-PGA drugs belong to the beta blocker class. The most frequently prescribed beta blocker is twice-daily timolol. Other non-PGA drug classes include the alpha agonists and carbonic anhydrase inhibitors. When PGA monotherapy is insufficient to control IOP or contraindicated due to concerns about side effects, non-PGA products are used either as add-on therapy to the PGA or as an alternative monotherapy. It is estimated that up to 50% of glaucoma patients receiving PGA monotherapy require add-on therapy within two years of initial prescription of the drug to maintain adequate control of IOP.
We believe there are significant unmet needs in the glaucoma market as is evident by the degree of use of multiple therapies to treat patients with the disease, and understand that eye-care professionals are eager for new therapy choices. PGAs have side effects, contraindications and reduced efficacy in patients with low to moderately elevated IOPs relative to patients with higher IOPs. Non-PGAs are less efficacious than PGAs, have more serious and a greater number of side effects and contraindications, and require multiple daily doses. As a result, we believe there is a significant unmet need in both the PGA and non-PGA market segments, each of which represents approximately one-half of the U.S. and European glaucoma market based on prescription volumes, according to IQVIA. Despite the limitations of existing glaucoma drugs, Xalatan® (latanoprost), the best-selling PGA, together with Xalacom®, its fixed-dose combination with a beta blocker, which is not available in the United States, generated peak annual global revenues of approximately $1.7 billion prior to the introduction of their generic equivalents, and the most commonly prescribed non-PGA drugs each generated peak annual global revenues of over $400 million prior to the introduction of their generic equivalents. Rhopressa® is the first of a new class of glaucoma drug products, and may be prescribed by eye-care professionals as a preferred adjunctive therapy for patients taking PGAs, due to its IOP-reducing ability, more convenient dosing and better tolerability profile compared to currently marketed non-PGA adjunctive products.
Our Product, Product Candidate and Pipeline
Rhopressa®, our product approved by the FDA, has demonstrated that it reduces IOP through ROCK inhibition, its mechanism of action (“MOA”), by which Rhopressa® increases the outflow of aqueous humor through the TM, which accounts for approximately 80% of fluid drainage from the eye. Our late-stage pipeline consists of RoclatanTM, a single-drop fixed-dose combination of Rhopressa® and latanoprost, which reduces IOP through the same MOA as Rhopressa® and, through a second MOA, utilizing the ability of latanoprost to increase the outflow of aqueous humor through the uveoscleral pathway, the eye’s secondary drain. Our preclinical pipeline includes AR-1105, a dexamethasone steroid implant being developed for DME and AR-13503, a Rho kinase and Protein kinase C inhibitor being developed for diabetic retinopathy, wet AMD and related diseases of the retina, such as DME.
We discovered and developed Rhopressa®, RoclatanTM and AR-13503 (an earlier generation of which was known as AR-13154) internally through a rational drug design approach that coupled medicinal chemistry with high content screening of compounds in proprietary cell-based assays. We selected and formulated Rhopressa® and RoclatanTM for preclinical in vivo testing following a detailed characterization of over 3,000 synthesized ROCK inhibitors. We continue to seek to discover and develop new compounds in our research laboratories and employ a scientific staff with expertise in medicinal chemistry, analytical chemistry, biochemistry, cell biology, pharmacology and pharmaceutical science. We are in the process of screening our owned Rho kinase molecule library for indications beyond ophthalmology.

The following table summarizes each of our current product, product candidate and preclinical molecules, their MOA(s) and their status, as well as our intellectual property rights.

Name and Mechanism		Status	Intellectual Property Rights

Rhopressa®	ROCK inhibitor	U.S.: FDA approved on December 18, 2017	Wholly-Owned
Outside of U.S.: Expect to submit marketing authorization application (“MAA”) in Europe in second half of 2018; Phase 1 and Phase 2 for Japan

RoclatanTM	ROCK inhibitor and latanoprost, a PGA	U.S.: Expect to submit NDA to FDA in second quarter of 2018	Wholly-Owned
Outside of U.S.: Phase 3 for Europe

AR-13503	ROCK and Protein kinase inhibitor	U.S.: Expect to submit IND in 2019	Wholly-Owned
AR-1105	dexamethasone steroid implant	U.S.: Expect to submit IND in 2018	Wholly-Owned; acquired from Envisia
Rhopressa®
Rhopressa® is the first of a new class of glaucoma drug products that was discovered by our scientists. It was approved by the FDA on December 18, 2017 for the reduction of elevated IOP in patients with open-angle glaucoma or ocular hypertension, and is not yet approved outside of the United States. Our key target markets outside the United States include Europe and Japan.
The active ingredient in Rhopressa® is netarsudil, a Rho kinase inhibitor (“ROCK inhibitor”). ROCK is a protein kinase, which is an enzyme that modifies other proteins by chemically adding phosphate groups to them. Specifically, ROCK regulates actin and myosin, which are proteins that are responsible for cellular contraction. ROCK activity also promotes the production of extracellular matrix proteins. ROCK inhibitors block TM cell contraction and reduce the production of extracellular matrix, thereby improving fluid outflow and consequently reducing IOP.
Rhopressa® is expected to compete primarily in the adjunctive therapy market, which represents approximately one-half of the U.S. glaucoma prescription market and totaled approximately 36 million prescriptions in 2016 according to IQVIA. Currently marketed therapies that are used adjunctively to PGAs are older generation products that are generally dosed between two and three times a day, have MOA(s) focused on reducing fluid production, often have lower efficacy levels and have systemic side effects. Based on our clinical trials, we believe Rhopressa® has the potential to be the drug of choice as an adjunctive therapy to PGAs due to its once-daily dosing and efficacy and safety profile.
Rhopressa® in the United States
We resubmitted our NDA for Rhopressa® to the FDA on February 28, 2017, and received approval from the FDA on December 18, 2017, two months earlier than the scheduled Prescription Drug User Fee Act (“PDUFA”) date of February 28, 2018. FDA approval was based on efficacy data from three Phase 3 registration trials for Rhopressa®, Rocket 1, Rocket 2 and Rocket 4, in which once-daily Rhopressa® was demonstrated to be non-inferior to twice-daily timolol. In addition, the 12-month safety data from the Rocket 2 trial confirmed a favorable safety profile for the drug and demonstrated a consistent IOP-reducing effect throughout the 12-month period at the specified measurement time points. We also included as supportive data the 90-day efficacy results of our Mercury 1 trial, further discussed below, with the NDA submission for Rhopressa®.
Rhopressa® Outside of the United States
Our Rocket 4 trial for Rhopressa® was designed to generate adequate six-month safety data for European regulatory approval, along with the efficacy and safety data from our other Phase 3 registration trials for Rhopressa®, Rocket 1 and Rocket 2. We expect to submit an MAA for Rhopressa® with the European Medicines Agency (“EMA”) in the second half of 2018. The six-month safety and efficacy data were largely consistent with observations in the other Rhopressa® Phase 3 registration trials and the 90-day efficacy results achieved the primary efficacy endpoint of demonstrating non-inferiority of Rhopressa® compared to timolol.
We also initiated Phase 1 and Phase 2 clinical trials in the United States in the fourth quarter of 2017, which are designed to meet the requirements of Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) for potential regulatory submission of Rhopressa® in Japan. These clinical trials enrolled Japanese and Japanese-American subjects to support subsequent Phase 3 registration trials that are expected to be conducted in Japan.
Rhopressa® Additional Research
In a 24-hour, 12-patient pilot study comparing the efficacy of Rhopressa® to that of placebo, Rhopressa® demonstrated similar levels of IOP reduction during nocturnal and diurnal periods. This is potentially a further differentiating feature of Rhopressa® when considering that currently marketed products have demonstrated little or no efficacy at night, and eye pressure is typically highest when patients are asleep.
In addition, we continue to explore the longer-term impact of Rhopressa® on the diseased TM. We have issued several research updates on preclinical results demonstrating that Rhopressa® may have the potential for disease modification, including stopping and reversing fibrosis in the TM, and increasing perfusion in the trabecular outflow pathway thus increasing the delivery of nutrients to the diseased tissue. We are also evaluating the potential neuroprotective benefits of Rhopressa®.
RoclatanTM
Our advanced-stage product candidate is once-daily RoclatanTM, a fixed-dose combination of Rhopressa® and latanoprost. We believe, based on our Phase 3 clinical trial data, that RoclatanTM, if approved, may provide a greater IOP-reducing effect than any currently marketed glaucoma medication. Therefore, we believe that RoclatanTM, if approved, could compete with both PGA and non-PGA therapies for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite use of currently available therapies.
RoclatanTM in the United States
We have completed two Phase 3 registration trials for RoclatanTM. The first Phase 3 registration trial for RoclatanTM, named “Mercury 1,” was a 12-month safety trial with a 90-day efficacy readout. Mercury 1 achieved its primary efficacy endpoint of demonstrating statistical superiority of RoclatanTM to each of its components, including Rhopressa® and the market-leading PGA, latanoprost, and the safety and tolerability results showed no drug-related serious adverse events. On July 19, 2017, we announced the Mercury 1 12-month safety results, noting the safety results for RoclatanTM showed no treatment-related serious adverse events and minimal evidence of treatment-related systemic effects. There were no new adverse events that developed over the 12-month period relative to the 90-day results, and there were no drug-related serious or systemic adverse events.
The second Phase 3 registration trial for RoclatanTM, named “Mercury 2,” was a 90-day efficacy and safety trial also designed to demonstrate statistical superiority of RoclatanTM to each of its components. The Mercury 2 trial design was identical to that of Mercury 1, except that Mercury 2 was a 90-day trial without the additional nine-month safety extension included in Mercury 1. Both Mercury 1 and Mercury 2 achieved their 90-day primary efficacy endpoints of demonstrating statistical superiority of RoclatanTM over each of its components at all measured time points. We expect to submit an NDA for RoclatanTM to the FDA in the second quarter of 2018.
RoclatanTM Outside of the United States
Mercury 1 and Mercury 2 will also be used for European approval of RoclatanTM, and we initiated a third Phase 3 registration trial for RoclatanTM, named “Mercury 3,” in Europe during the third quarter of 2017. Mercury 3, a six-month safety trial, is designed to compare RoclatanTM to Ganfort®, a fixed-dose combination product of bimatoprost, a PGA, and timolol, marketed in Europe. If successful, Mercury 3 is expected to improve our commercialization prospects in Europe. Patients will be evaluated with maximum baseline IOPs ranging from above 20 mmHg to below 36 mmHg. The trial will be conducted primarily in the larger European countries, and we currently expect to read out topline 90-day efficacy data for the trial in the first half of 2019 and to submit an MAA to the EMA for RoclatanTM by the end of 2019.
RoclatanTM Phase 3 Trial Data to Date
We have completed two Phase 3 registration trials for RoclatanTM, as discussed above. Mercury 1 was a 12-month safety trial with a 90-day efficacy readout. Mercury 1 achieved its primary efficacy endpoint of demonstrating statistical superiority of RoclatanTM to each of its components, including Rhopressa® and latanoprost, in patients with maximum baseline IOPs of above

20 mmHg to below 36 mmHg. In the 90-day efficacy results, the IOP-reducing effect of RoclatanTM exceeded that of monotherapy with latanoprost in a range of 1.3 mmHg to 2.5 mmHg and Rhopressa® in a range of 1.8 mmHg to 3.0 mmHg. On July 19, 2017, we announced the 12-month safety results of the Mercury 1 study, which were consistent with those observed for the 90-day efficacy period, noting the safety results for RoclatanTM showed no treatment-related serious adverse events and minimal evidence of treatment-related systemic effects. The most common RoclatanTM adverse event was conjunctival hyperemia, which was observed in approximately 60% of patients, of which approximately 70% was determined to be mild. Other ocular adverse events reported in approximately 5% to 18% of patients in the RoclatanTM group included cornea verticillata, conjunctival hemorrhage, eye pruritus, increased lacrimation, reduced visual acuity, blepharitis and punctate keratitis.
The graph below represents the responder analysis from the Mercury 1 90-day efficacy results, which shows the percentage of patients for whom IOP was reduced to 18 mmHg or lower, comparing RoclatanTM to Rhopressa® and latanoprost.

Similar to Mercury 1, Mercury 2 achieved its 90-day primary efficacy endpoint of demonstrating statistical superiority over each of its components at all measured time points. The study evaluated patients with maximum baseline IOPs ranging from above 20 to below 36 mmHg at nine measured time points over the trial. The IOP-reducing effect of RoclatanTM exceeded that of monotherapy with latanoprost in a range of 1.5 to 2.4 mmHg and Rhopressa® in a range of 2.2 to 3.3 mmHg, with efficacy levels remaining consistent for all arms of the study throughout the trial. Similarly to Mercury 1, RoclatanTM reduced mean diurnal IOPs to 16 mmHg or lower in 56% of patients, a significantly higher percentage than observed in the comparator arms of the study. The most common RoclatanTM adverse event observed in the study was conjunctival hyperemia, which was reported in nearly 55% of patients, and was scored as mild for approximately 70% of affected patients. Other ocular adverse events reported in approximately 5% to 13% of patients in the RoclatanTM group included cornea verticillata, conjunctival hemorrhage and corneal disorder (asymptomatic change in appearance of corneal endothelial cells). In addition, levels of IOP reduction in Mercury 2 were consistent with those observed in the Mercury 1 90-day efficacy results for all arms of the study.
Pipeline Opportunities
We are evaluating possible uses of our existing proprietary portfolio of Rho kinase inhibitors beyond glaucoma and ophthalmology. Our owned preclinical small molecule, AR-13503 (an earlier generation of which was known as AR-13154), has demonstrated the potential for the treatment of diabetic retinopathy and wet AMD by inhibiting Rho kinase and Protein kinase C. As the active metabolite of AR-13154(S), AR-13503 has shown lesion size decreases in an in vivo preclinical model of wet AMD at levels similar to the current market-leading wet AMD anti-VEGF product. Also preclinically, when used in combination with the market leading anti-VEGF product, AR-13503 produced greater lesion size reduction than the anti-VEGF product alone in a model of proliferative diabetic retinopathy. This molecule has not yet been tested in humans in a clinical trial setting. Pending additional studies, AR-13503 may have the potential to provide an entirely new mechanism and pathway to treat diabetic retinopathy, wet AMD and related diseases of the retina, such as DME. We expect to submit an IND for AR-13503 in 2019. Since AR-13503 is a small molecule with a short half-life, and the aforementioned diseases are located in the back of the eye, a delivery mechanism is needed to deliver the molecule to the back of the eye for a sustained delivery period.

To that end, on July 31, 2017, we announced that we entered into a collaborative research, development and licensing agreement with DSM. The research collaboration agreement includes an option to license DSM’s bio-erodible polymer implant technology for sustained delivery of certain Aerie compounds to treat ophthalmic diseases. This technology uses polyesteramide polymers to produce an injectable, thin fiber that is minute in size. Preclinical experiments have demonstrated early success in conjunction with AR-13503, including demonstration of linear, sustained elution rates over several months and achievement of target retinal drug concentrations.
Further, on October 4, 2017, we acquired the rights to use PRINT® technology in ophthalmology and certain other assets from Envisia. The PRINT® technology is a proprietary system capable of creating precisely-engineered sustained release products utilizing fully-scalable manufacturing processes. In addition, we acquired Envisia’s intellectual property rights relating to Envisia’s preclinical dexamethasone steroid implant for the potential treatment of DME that utilizes the PRINT® technology, which we refer to as AR-1105. We expect to submit an IND for AR-1105 in late 2018. We will also focus on using PRINT® to manufacture injectable implants containing AR-13503, potentially in conjunction with the bio-erodible polymer from DSM.
We may continue to enter into research collaboration arrangements, license, acquire or develop additional product candidates and technologies to broaden our presence in ophthalmology, and we continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners. We are currently focused on the evaluation of technologies for the delivery of our owned molecules to the back of the eye over sustained periods. Further, we are also currently screening our owned library of Rho kinase inhibitors for indications beyond ophthalmology, considering third-party studies and trials have demonstrated potential for Rho kinase inhibition in treating certain disease categories. We are initially focused on exploring potential opportunities for our molecules in pulmonary health, dermatology and cancers.
Our Strategy
Our goal is to become a leader in the discovery, development and commercialization of innovative pharmaceutical products for the treatment of patients with glaucoma or ocular hypertension and other diseases of the eye. We believe Rhopressa® and RoclatanTM have the potential to address many of the unmet medical needs in the glaucoma market. Key elements of our strategy are to:
Successfully launch and commercialize Rhopressa® in North America. We own worldwide rights to all indications for Rhopressa® and we plan to retain commercialization rights in North American markets. We expect to launch Rhopressa® in the United States by mid-second quarter of 2018. In December 2016, we hired a Chief Commercial Officer and have since hired several members of the commercialization leadership team. In connection with obtaining FDA approval of Rhopressa® in December 2017, we are building out the commercial team in the United States by hiring district managers and approximately 100 sales representatives during the first quarter of 2018, and also plan to contract for formulary coverage for Rhopressa® with U.S. payers for both commercial and Medicare Part D prescription drug plans. We expect our sales organization to target approximately 12,000 high prescribing eye-care professionals throughout the United States. This sales force will initially be responsible for sales of Rhopressa®, and will also be responsible for sales of RoclatanTM, if approved.
Advance the development of RoclatanTM to approval. RoclatanTM achieved its primary efficacy endpoint of demonstrating statistical superiority of RoclatanTM to each of its components in the Mercury 1 efficacy readout in September 2016 and in the Mercury 2 efficacy readout in May 2017. We expect to submit an NDA for RoclatanTM to the FDA in the second quarter of 2018, once we have 12-month stability data.
Advance the development of Rhopressa® and RoclatanTM outside the United States to approval and commercialize on our own in Europe while likely securing a commercialization partner in Japan. Our strategy includes developing our business outside of North America, including obtaining regulatory approval on our own for Rhopressa® and RoclatanTM in Europe and Japan. We completed Rocket 4 for Rhopressa®, which was designed to generate adequate six-month safety data for European regulatory approval, and we expect to file for European regulatory approval of Rhopressa® in the second half of 2018. We initiated Phase 1 and 2 clinical trials in the United States in the fourth quarter of 2017, which are designed in accordance with the requirements of Japan’s PMDA, as a precursor to Phase 3 registration trials that are expected to be subsequently conducted in Japan for potential regulatory submission of Rhopressa® in Japan. With respect to RoclatanTM, we commenced the Mercury 3 clinical trial in Europe during the third quarter of 2017, which is designed to compare RoclatanTM to Ganfort®, a fixed-dose combination product of bimatoprost, a PGA, and timolol, marketed in Europe. If Mercury 3 is successful, it is expected to improve our commercialization prospects in that region. We currently expect to read out topline 90-day efficacy data for the Mercury 3 trial in the first half of 2019 and to file for European regulatory approval of RoclatanTM by the end of 2019. If we obtain regulatory approval, we currently expect to commercialize Rhopressa® and RoclatanTM in Europe on our own, and likely partner for commercialization in Japan.

Continue to leverage and strengthen our intellectual property portfolio. We believe we have a strong intellectual property position relating to Rhopressa® and RoclatanTM. Our intellectual property portfolio contains U.S. and foreign patents and pending U.S. and foreign patent applications related to composition of matter, pharmaceutical compositions, methods of use, and synthetic methods. We have patent protection for Rhopressa® and RoclatanTM in the United States through at least 2030.
Expand our product portfolio through internal discovery efforts, research collaboration arrangements and in-licensing or acquisitions of additional product candidates, products or technologies. We continue to seek to discover and develop new compounds in our research laboratories, and our scientific staff with expertise in medicinal chemistry, analytical chemistry, biochemistry, cell biology, pharmacology and pharmaceutical science are currently focused on evaluating our portfolio of owned Rho kinase inhibitors for additional indications within and beyond ophthalmology. In addition, we may enter into additional research collaborations or license arrangements or complete additional acquisitions to broaden our presence in ophthalmology, as we continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas. We are currently exploring technologies for the delivery of our owned molecules to the back of the eye over sustained periods, and plan to pursue further development of our preclinical molecules and technologies focused on retinal diseases.
Glaucoma Overview
Glaucoma is generally characterized by relatively high IOP as a result of impaired drainage of fluid, known as aqueous humor, from the eye. The FDA recognizes sustained reduction of IOP, measured in terms of mmHg, as the primary clinical endpoint for regulatory approval, making clinical trials for this indication relatively straight-forward due to easily measured objective parameters.
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
Studies of the disease have demonstrated that reducing IOP in patients with glaucoma can help slow or halt further damage to the optic nerve and help preserve vision. Once diagnosed, glaucoma requires life-long treatment to maintain IOP at lower levels based on the individual patient’s risk of disease progression. Ophthalmologists will routinely determine a target IOP, which represents the desired IOP level to achieve with glaucoma therapy for an individual patient. Should the disease progress even once the initial target IOP is reached, further reduction of IOP has been shown to help in preventing additional damage to the optic nerve and further vision loss. This may require reducing IOP until it is in the so-called “low normal range” of 12 mmHg to 14 mmHg to protect the optic nerve from further damage.
There are multiple factors that can contribute to an individual developing open-angle glaucoma, including, but not limited to, age, family history and ethnicity. For example, there generally is a higher incidence and severity of the disease in African-American and Hispanic populations.
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
In addition to aqueous humor production and drainage through the TM and uveoscleral pathway, episcleral venous pressure (“EVP”) plays a significant role in the regulation of IOP. EVP represents the pressure of the blood in the episcleral veins of the eye which are the site of drainage of eye fluid into the bloodstream. Historical studies have shown that EVP accounts for approximately 10 mmHg of IOP, or approximately one-half of IOP in patients with pressures near the normotensive level of 21 mmHg, and approximately one-third of IOP in patients with pressures of 24 mmHg to 30 mmHg. When EVP is lowered, aqueous humor is able to flow more freely from the eye.
Patients are diagnosed through measurements of IOP using Goldmann applanation tonometry, the standard device used by clinicians to measure IOP, along with an evaluation of visual fields and observing the appearance of the optic nerve. These tests are routinely carried out by eye-care professionals. The initial treatment for patients diagnosed with open-angle glaucoma or ocular hypertension is typically a PGA eye drop. PGAs are designed to reduce IOP by increasing outflow through the eye’s secondary fluid drain. An eye-care professional will then measure a patient’s response to the drug over the first few months. It has been shown that up to 50% of glaucoma patients require more than one drug to treat their IOP. This may occur as early as three to six months after initiating treatment with a PGA. The eye-care professionals may then add a second drug from one of the non-PGA classes, to be used together with the initial drug, or switch to a fixed-dose combination of two drugs in a single eye drop, or select an alternative single treatment. The reason so many patients eventually need more than one drug is generally considered to be a reflection of the progressive nature of the disease at the TM.
In severe glaucoma cases, patients may need to undergo an invasive surgical procedure. Trabeculectomy is the most common glaucoma-related surgical procedure, also referred to as filtration surgery, in which a piece of tissue in the drainage angle of the eye is removed, creating an opening to the outside of the eye. The opening is partially covered with a scleral flap, the white part of the eye, and the conjunctiva, the thin membrane covering the sclera. This new opening allows fluid to drain out of the eye, bypassing the clogged drainage channels of the TM to maintain a reduced IOP. Devices called shunts are used in glaucoma surgery to divert fluid in a controlled manner from the inside of the eye to the subconjunctival space bypassing the blocked TM. Generally, the shunts reduce IOP to the extent that the use of drops can be reduced, but often not completely eliminated. Many patients continue to require eye drops even following surgery.
Competition
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our experience and scientific knowledge provide us with competitive advantages, we face competition from established branded and generic pharmaceutical companies, such as Valeant Pharmaceuticals International, Inc., Novartis International AG, Allergan, Inc., Santen Inc. and smaller biotechnology and pharmaceutical companies as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products or technologies to treat glaucoma or other diseases of the eye. Products that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of Rhopressa® and RoclatanTM, if approved, are likely to be efficacy and their respective MOA(s), safety, convenience, price, tolerability and the availability of reimbursement from government and other third-party payers.
We currently expect to compete directly against companies producing existing and future glaucoma treatment products. The most commonly approved classes of eye drops to reduce IOP in glaucoma are discussed below:
PGA Drug Class

•
Prostaglandin Analogues (“PGAs”). Most PGAs are once-daily dosed eye drops generally prescribed as the initial drug to reduce IOP by increasing fluid outflow through the eye’s secondary drain. They are thought to have little or no effect on the TM, the diseased tissue in glaucoma. PGAs represent approximately one-half of the U.S. and European prescription volume for the treatment of glaucoma.

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
Non-PGA Drug Class

•
Beta Blockers. Beta blockers, with their MOA designed to inhibit aqueous production, are one of the oldest approved drugs for the reduction of IOP. The most commonly used drug in this class is timolol. Beta blockers are less effective than PGAs in terms of IOP reduction and are typically used twice daily. Beta blockers are the most commonly used non-PGA drug. They are used as an initially prescribed monotherapy and as an adjunctive therapy to PGAs when the efficacy of PGAs is insufficient. Beta blocker eye drops have contraindications in their label as a result of systemic exposure from topical application of the eye drops, potentially leading to cardio-pulmonary events such as bronchospasm, arrhythmia and heart failure.

•
Topical Carbonic Anhydrase Inhibitors. Carbonic anhydrase inhibitors, with their MOA designed to inhibit aqueous production, are less effective than PGAs and are required to be dosed three times daily in order to obtain the desired IOP reduction. In published clinical studies of carbonic anhydrase inhibitors, the most frequently reported adverse events reported were blurred vision and bitter, sour or unusual taste. Carbonic anhydrase inhibitors are sulfonamides and, as such, systemic exposure increases risk of adverse responses such as Stevens Johnson syndrome and blood dyscrasias.

•
Alpha Agonists. Alpha agonists, with their MOA designed to inhibit aqueous production plus their effect on uveoscleral outflow, are less effective than PGAs and need to be dosed three times daily in order to obtain the desired IOP reduction. In clinical studies, the most frequently reported adverse reactions that occurred in individuals receiving brimonidine ophthalmic solution, a commonly prescribed alpha agonist, included allergic conjunctivitis, conjunctival hyperemia, eye pruritus, burning sensation, conjunctival folliculosis, hypertension, ocular allergic reaction, oral dryness and visual disturbance.

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

New eye drops for the treatment of glaucoma continue to be developed by our competitors. The following table outlines publicly disclosed development programs for the treatment of glaucoma of which we are aware:

New MOA(s)
Brand	MOA / Dosing	Status
Rhopressa® (Aerie AR-13324)	ROCK inhibitor (qd)	U.S.: FDA-approved Europe: Expect to submit MAA in the second half of 2018 Japan: Phase 2
RoclatanTM (Aerie PG324)	ROCK inhibitor + PGA (qd)	U.S.: Expect to submit NDA to FDA in second quarter of 2018 Europe: Phase 3

New PGAs[1]
Brand	MOA / Dosing	Status
VyzultaTM (Valeant)	NO donating latanoprost (qd)	U.S.: FDA-approved
DE-117 (Santen)	EP2 agonist (qd)	U.S.: Phase 2 Japan: MAA filed in Japan
DE-126 (Santen)	FP/EP3 agonist (qd)	U.S. and Japan: Phase 2

1Not usable as add-on therapy to current PGAs.
Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. In November 2017, Bausch + Lomb Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc., received FDA approval for a PGA indicated for the reduction of IOP in patients with open-angle glaucoma or ocular hypertension. Early-stage companies are also developing treatments for glaucoma and other diseases of the eye and may prove to be significant competitors. We expect that our competitors will continue to develop new treatments for glaucoma and other diseases of the eye, which may include eye drops, oral treatments, surgical procedures, implantable devices or laser treatments. Alternative treatments beyond eye drops continue to develop.
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
Our industry is highly competitive and is currently dominated by generic drugs, such as latanoprost and timolol, in the case of glaucoma treatment, and additional products are expected to become available on a generic basis over the coming years. Our ability to compete may be affected because in many cases insurers or other third-party payers encourage the use of generic products. We expect that Rhopressa® and RoclatanTM, if approved, will be priced at a premium over competitive generic products and consistent with other branded glaucoma drugs.
Sales and Marketing
FDA approval means that we can begin marketing Rhopressa® for the approved indication in the United States and we are implementing our plans to do so. We expect to launch Rhopressa® in the United States by mid-second quarter of 2018, and we anticipate having the first commercial sale within the United States by mid-2018. We are commercializing Rhopressa® and plan to commercialize RoclatanTM, if approved, in the United States with our own focused, specialized sales force. For the launch of Rhopressa®, we are in the process of hiring a commercial team that will include approximately 100 sales representatives to target approximately 12,000 high prescribing eye-care professionals throughout the United States. This sales force will initially be responsible for sales of Rhopressa®, and will also be responsible for sales of RoclatanTM, if approved.

We also plan to contract for formulary coverage for Rhopressa® and RoclatanTM, if approved, with U.S. payers for both commercial and Medicare Part D prescription drug plans, and have started that process. We expect to obtain preferred formulary coverage for the majority of commercial payers for Rhopressa® by late 2018 and formulary coverage with the majority of Medicare Part D plans expected to commence in 2019.
Outside of the United States, if we obtain regulatory approval, we currently expect to commercialize Rhopressa® and RoclatanTM in Europe on our own, and likely partner for commercialization in Japan.
Manufacturing
We currently rely on our third-party manufacturers to produce the active pharmaceutical ingredient and final drug product for clinical trials. Latanoprost, used in the manufacture of RoclatanTM, is available in commercial quantities from multiple reputable third-party manufacturers. We intend to procure quantities on a purchase order basis for our clinical and commercial production.
With respect to commercial production of Rhopressa®, we plan on outsourcing the production of the active pharmaceutical ingredient. The commercial production of the final drug product is ultimately expected to be supported by a combination of internal and outsourced manufacturing. We have entered into a contractual relationship for drug product manufacturing for the commercialization of Rhopressa®. Our current contract manufacturer started producing commercial supply of Rhopressa® prior to Rhopressa® obtaining FDA approval in anticipation of such approval. We are also in the process of adding a second contract manufacturer, which we expect may produce commercial supply by as early as the end of 2018.
To date, our third-party manufacturers have met our manufacturing requirements for clinical trials and our third-party manufacturer for Rhopressa® has passed a pre-approval inspection conducted by the FDA. We expect third-party manufacturers to be capable of providing sufficient quantities of Rhopressa® and RoclatanTM to meet our anticipated clinical and commercial demands. If our existing third-party suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we would experience a delay in our ability to obtain alternative suppliers.
In January 2017, we entered into a lease agreement for a new manufacturing plant in Athlone, Ireland. The building shell was constructed by the Industrial Development Agency of Ireland and we are currently building-out the plant. This will be our first manufacturing plant, which is expected to produce commercial supplies of Rhopressa® and, if approved, RoclatanTM, with commercial product supply from the plant expected to be available by 2020. The build-out of this manufacturing plant will require substantial funds and we need to continue to hire and train significant numbers of qualified employees to staff this facility.
We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities. However, should a supplier or manufacturer on which we have relied to produce Rhopressa®, RoclatanTM or any future product candidate provides us with a faulty product or such product is later recalled, we would likely experience reputational harm, delays and additional costs, each of which could be significant.
Research and Development Expenses
A significant portion of our operating expenses relates to research and development. Our research and development expenses totaled $72.1 million, $52.4 million, and $44.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Intellectual Property
We have obtained patent protection for Rhopressa® and RoclatanTM (patent protection for RoclatanTM arises from the patent protection we have secured for Rhopressa®), in the United States and foreign jurisdictions, including in Europe, Asia and the rest of the world, and will seek and are seeking patent protection in additional foreign jurisdictions from time to time as we deem appropriate. We intend to maintain and defend our patent rights to protect our technology, inventions, processes and improvements that are commercially important to the development of our business. Our existing patents or patents we obtain in the future may not be commercially useful in protecting our technology. In addition, our patents may not issue on any of our pending patent applications or patent applications we file in the future. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, see “Risk Factors—Risks Related to Intellectual Property.”
Our intellectual property consists of issued patents, and pending patent applications for compositions of matter, pharmaceutical formulations, methods of use, and synthetic methods. We have patent protection for Rhopressa® and RoclatanTM in the United

States through at least 2030. Additionally, we hold patents for composition of matter and method of use in certain foreign jurisdictions for Rhopressa® and RoclatanTM through dates ranging from 2030 to 2037. We also hold patents for other ROCK inhibitor molecules.
The following table summarizes the status of our pending and existing patents and patent applications:

Country	Number of Issued Patents	Number of Pending Patents	Estimated Expiration Date Range
United States	21	14	2026 - 2038
Australia	3	4	2029 - 2036
Brazil	0	1	2036
Canada	2	5	2029 - 2036
China	0	1	2034
Europe	41(1)	4	2026 - 2036(1)
Hong Kong	0	1	2030
Japan	6	3	2028 - 2036
Mexico	0	1	2036
Patent Cooperation Treaty	0	7	2035 - 2037
South Korea	0	1	2036
(1) Includes patent protection in Belgium (2 issued patents; estimated expiration date: 2029-2030), France (7 issued patents; estimated expiration date: 2026-2030), Germany (7 issued patents; estimated expiration date: 2026-2030), Great Britain (7 issued patents; estimated expiration date: 2026-2030), Italy (7 issued patents; estimated expiration date: 2026-2030), Netherlands (2 issued patents; estimated expiration date: 2029-2030), Spain (7 issued patents; estimated expiration date: 2026-2030) and Switzerland (2 issued patents; estimated expiration date: 2029-2030).
Aerie® and Rhopressa® are registered trademarks of ours and we have an application pending from the U.S. Patent and Trademark Office (“USPTO”) for the registration of our trademark RoclatanTM and for other trademarks.
In 2015, we revised our corporate structure to align with our business strategy outside of North America by establishing Aerie Pharmaceuticals Limited, a wholly-owned subsidiary (“Aerie Limited”), and Aerie Pharmaceuticals Ireland Limited, a wholly owned subsidiary (“Aerie Ireland Limited”). We assigned the beneficial rights to our non-U.S. and non-Canadian intellectual property for Rhopressa® and RoclatanTM to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, we and Aerie Limited entered into a research and development cost-sharing agreement pursuant to which we and Aerie Limited will share the costs of the development of intellectual property and Aerie Limited and Aerie Ireland Limited entered into a license arrangement pursuant to which Aerie Ireland Limited will develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment. In 2016, we assigned the beneficial rights to certain of our intellectual property in the United States and Canada to Aerie Distribution, Inc., a wholly-owned subsidiary (“Aerie Distribution”), and amended and restated the research and development cost sharing agreement to transfer our rights and obligations under the agreement to Aerie Distribution.
Regulatory Matters
FDA Regulation and Marketing Approval
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions and non-approval of product candidates. These sanctions could include the imposition by the FDA or an Institutional Review Board (“IRB”) of a clinical hold on trials, the FDA’s refusal to approve pending applications or related supplements, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, restitution, disgorgement, civil penalties or criminal prosecution. Such actions by government agencies could also require us to expend a large amount of resources to respond to the actions. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the research, clinical development, manufacture and marketing of pharmaceutical products.
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

•
adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses conducted in accordance with FDA regulations, Good Clinical Practices (“GCP”), which are international ethical and scientific quality standards meant to assure the rights, safety and well-being of trial participants are protected and to define the roles of clinical trial sponsors, investigators, administrators, and monitors;

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
For purposes of NDA approval, human clinical trials are typically conducted in sequential phases that may overlap:

•
Phase 1—the drug is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. These trials may also provide early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

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
In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.
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
The NDA Approval Process
In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (currently exceeding $2.4 million for fiscal year 2018) unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical, preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.
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
Concurrent with clinical trials, companies usually complete additional animal safety studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with current Good Manufacturing Practice (“cGMP”) requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drugs. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life.
The results of product development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. An NDA must also contain data to assess the safety and effectiveness of the product for the claimed indication in all relevant pediatric populations. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it files them. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it. The FDA has 60 days from its receipt of an NDA to conduct an initial review to determine whether the application will be filed based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. If the NDA submission is filed, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA has agreed to specific performance goals on the review of NDAs and seeks to review standard NDAs in 12 months from submission of the NDA. The review process may be extended by the FDA for three additional months to consider certain late submitted information or information intended to clarify information already provided in the submission. After the FDA completes its initial review of an NDA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the NDA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, non-clinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
The FDA also has authority to require a Risk Evaluation and Mitigation Strategy (“REMS”) from manufacturers to ensure that the benefits of a drug outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the NDA submission. The need for a REMS is determined as part of the review of the NDA. Based on statutory standards, elements of a REMS may include “dear doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. These elements are negotiated as part of the NDA approval, and in some cases if consensus is not obtained until after the PDUFA review cycle, the approval date may be delayed. Once adopted, REMS are subject to periodic assessment and modification.
Changes to some of the conditions established in an approved application, including changes in indications, labeling, manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, including relevant pediatric data, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.
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
Adverse Event Reporting
The FDA requires reporting of certain information on side effects and adverse events reported during clinical studies and after marketing approval. Non-compliance with FDA safety reporting requirements may result in FDA regulatory action that may include civil action or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product's use and, potentially, withdrawal or suspension of the product from the market.
The Hatch-Waxman Amendments
Under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, a portion of a product’s U.S. patent term that was lost during clinical development and regulatory review by the FDA may be restored. The Hatch-Waxman Amendments also provide a process for listing patents pertaining to approved products in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) and for a competitor seeking approval of an application that references a product with listed patents to make certifications pertaining to such patents. In addition, the Hatch-Waxman Amendments provide for a statutory protection, known as non-patent exclusivity, against the FDA’s acceptance or approval of certain competitor applications.
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
Orange Book Listing
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product. Upon approval of a drug, each of the patents identified in the application for the drug are then published in the FDA’s Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.
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

Market Exclusivity
Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity (“NCE”). A drug is entitled to NCE exclusivity if it contains a drug substance no active moiety of which has been previously approved by the FDA. This means that, in the case of a fixed-dose combination product, the FDA makes the NCE exclusivity determination for each drug substance in the drug product and not for the drug product as a whole. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a Paragraph IV certification. For a drug that has been previously approved by the FDA, the FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the new conditions of use and does not prohibit the FDA from approving ANDAs for drugs for the original conditions of use, such as the originally approved indication. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
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
Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (“PDMA”), a part of the FDCA. In addition, Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act or the DSCSA, has imposed new “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. These requirements are being phased in over a ten-year period. The DSCSA ultimately will require product identifiers (i.e., serialization) on prescription drug products in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States. The DSCSA replaced the prior drug “pedigree” requirements under the PDMA, and preempts existing state drug pedigree laws and regulations. The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistic providers. These licensing requirements preempt states from imposing licensing requirements that are inconsistent with, less stringent than, directly related to, or otherwise encompassed by standards established by FDA pursuant to the DSCSA. Until FDA promulgates regulations to address the DSCSA’s new national licensing standard, current state licensing requirements typically remain in effect.
In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. We currently rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such product or may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, the applicant under an approved NDA is subject to an annual program fee (replacing the old product and establishment fees), currently exceeding $300,000 per prescription drug product for fiscal year 2018.
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
Reimbursement, Anti-Kickback and False Claims Laws and Other Regulatory Matters
In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the Federal Anti-Kickback Statute, the False Claims Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act (“HIPAA”), as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive regulatory approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-government payers.
The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear what effect, if any, the research will have on the sales of our products, if any such products or the condition that it is intended to treat is the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our products. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.
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
As noted above, in the United States, we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the Federal Anti-Kickback Statute, the Federal False Claims Act, and other state and federal laws and regulations. The Federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the absence of guidance in the form of regulations or court decisions, and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices and/or our future relationships with eye-care professionals might be challenged under anti-kickback laws, which could harm us. Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we have developed a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject.
The Federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payers, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the Federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,000 and $25,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the Federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the Federal False Claims Act and certain states have enacted laws modeled after the Federal False Claims Act.
There are also an increasing number of state laws with requirements for manufacturers and/or marketers of pharmaceutical products. Some states require the reporting of expenses relating to the marketing and promotion of drug products and the reporting of gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the reporting of certain pricing information, including information pertaining to and justification of price increases, or prohibit prescription drug price gouging. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, a similar federal requirement requires manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.

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
Government Programs for Marketed Drugs
Medicaid, the 340B Drug Pricing Program, and Medicare
Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For innovator products, that is, drugs that are marketed under approved NDAs, the basic rebate amount is the greater of 23.1% of the average manufacturer price (“AMP”) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental entities. Innovator products are also subject to an additional rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. For non-innovator products, generally generic drugs marketed under approved abbreviated new drug applications, the basic rebate amount is 13% of the AMP for the quarter. Until recent amendments to the statute, this was the only rebate applicable to non-innovator products. However, as a result of a November 2015 amendment, non-innovator products are subject to an additional rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non-innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013). The statutory definition of AMP was amended in 2010 by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”). In February 2016, CMS published a final rule to further define AMP and provide clarification on other parts of the rebate program.
The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.
A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain safety net healthcare providers no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers have not been required to report any pricing information to the Health Resources and Services Administration (“HRSA”), but HRSA issued a notice proposing to collect such information from manufacturers on a quarterly basis and is in the process of preparing a system to operationalize this requirement. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity.
Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of drugs that are separately reimbursable under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The pricing information submitted by manufacturers is the basis for reimbursement to physicians and suppliers for drugs covered under Medicare Part B. As with the Medicaid drug rebate program, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D beneficiaries have a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare does not cover their prescription drug costs, known as the coverage gap. However, by 2020, Medicare Part D beneficiaries will pay 25% of drug costs after they reach the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap. The cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Beginning in 2011, each manufacturer of drugs approved under NDAs was required to enter into a Medicare Part D coverage gap discount agreement and provide a 50% discount on those drugs dispensed to Medicare beneficiaries in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D. The Bipartisan Budget Act of 2018 increased the manufacturer’s subsidy under this program from 50% to 70% of the negotiated price, beginning in 2019.
Federal Contracting/Pricing Requirements
Manufacturers are also required to make their covered drugs, which are generally drugs approved under NDAs, available to authorized users of the Federal Supply Schedule (“FSS”), of the General Services Administration. The law also requires manufacturers to offer deeply discounted FSS contract pricing for purchases of their covered drugs by the Department of Veterans Affairs, the Department of Defense (“DoD”), the Coast Guard, and the Public Health Service (including the Indian Health Service) in order for federal funding to be available for reimbursement or purchase of the manufacturer’s drugs under certain federal programs. FSS pricing to those four federal agencies for covered drugs must be no more than the Federal Ceiling Price (“FCP”), which is at least 24% below the Non-Federal Average Manufacturer Price (“Non-FAMP”) for the prior year. The Non-FAMP is the average price for covered drugs sold to wholesalers or other middlemen, net of any price reductions.
The accuracy of a manufacturer’s reported Non-FAMPs, FCPs, or FSS contract prices may be audited by the government. Among the remedies available to the government for inaccuracies is recoupment of any overcharges to the four specified federal agencies based on those inaccuracies. If a manufacturer were found to have knowingly reported false prices, in addition to other penalties available to the government, the law provides for civil monetary penalties of $100,000 per incorrect item. Finally, manufacturers are required to disclose in FSS contract proposals all commercial pricing that is equal to or less than the proposed FSS pricing, and subsequent to award of an FSS contract, manufacturers are required to monitor certain commercial price reductions and extend commensurate price reductions to the government, under the terms of the FSS contract Price Reductions Clause. Among the remedies available to the government for any failure to properly disclose commercial pricing and/or to extend FSS contract price reductions is recoupment of any FSS overcharges that may result from such omissions.
Tricare Retail Pharmacy Network Program
The DoD provides pharmacy benefits to current and retired military service members and their families through the Tricare healthcare program. When a Tricare beneficiary obtains a prescription drug through a retail pharmacy, the DoD reimburses the pharmacy at the retail price for the drug rather than procuring it from the manufacturer at the discounted FCP discussed above. In order for the DoD to realize discounted prices for covered drugs (generally drugs approved under NDAs), federal law requires manufacturers to pay refunds on utilization of their covered drugs sold to Tricare beneficiaries through retail pharmacies in DoD’s Tricare network. These refunds are generally the difference between the Non-FAMP and the FCP and are due on a quarterly basis. Absent an agreement from the manufacturer to provide such refunds, DoD will designate the manufacturer’s products as Tier 3 (non-formulary) and require that beneficiaries obtain prior authorization in order for the products to be dispensed at a Tricare retail network pharmacy. However, refunds are due whether or not the manufacturer has entered into such an agreement.
Branded Pharmaceutical Fee
A branded pharmaceutical fee is imposed on manufacturers and importers of branded prescription drugs, generally drugs approved under NDAs. In each year between 2011 and 2018, the aggregate fee for all such manufacturers will range from $2.5 billion to $4.1 billion, and then will remain at $2.8 billion in 2019 and subsequent years. This annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to or utilization by certain U.S. government programs during the preceding calendar year. The fee became effective January 1, 2011, and is not deductible for U.S. federal income tax purposes. Utilization of generic drugs, generally drugs approved under ANDAs, is not included in a manufacturer’s sales used to calculate its portion of the fee.
Patient Protection and Affordable Care Act
In March 2010, the PPACA was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•
As discussed above, effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by expanding the population potentially eligible for Medicaid drug benefits. CMS expanded Medicaid rebate liability to the territories of the United States as well, effective April 1, 2020. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS, beginning in April 2016, also provided for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

•
Effective in 2010, PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication.

•
Effective in 2011, PPACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”). The Bipartisan Budget Act of 2018 increased the manufacturer’s subsidy under this program from 50% to 70% of the negotiated price, beginning in 2019.

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

There have been efforts by the Trump Administration and Congress to seek repeal of all or portions of PPACA. There is uncertainty with respect to the impact these changes, if any, may have, and any changes likely will take time to unfold.
European Union Drug Development
In the European Union (“EU”), our products and product candidates will also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained, and the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trial regulatory framework for pharmaceuticals by setting out common rules for the control and authorization of clinical trials in the European Union, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent

Authority (“NCA”) and one or more Ethics Committees (“ECs”). All suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and ECs of the Member State where they occurred. All clinical trials will have to conform to current Good Clinical Practice guidelines issued by the EU and the International Council on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, in particular when the results of such trials are being used in marketing authorization procedures, and audits by EU inspectors on regulatory conformance of such clinical trials are likely.
In 2014, the new EU Clinical Trial Regulation 546/2014 was enacted. When it becomes applicable (currently expected beginning in 2019), it will govern all newly-commenced clinical trials. The new Regulation aims to make more uniform and streamline the clinical trials authorization process, ensure consistent rules for conducting clinical trials throughout the EU, increase the efficiency of clinical trials, and increase the transparency of authorization, conduct and results of clinical trials. All currently conducted clinical trials remain subjected to the Clinical Trials Directive of 2001.
Generally, in the European Economic Area (“EEA”), for every product candidate, a pediatric investigation plan (“PIP”) will have to be submitted and approval be obtained, in addition to clinical trials conducted in adults. The clinical studies that sponsoring companies must carry out on children are to be set out in detail in the PIP. In most cases, the PIP will become a commitment when applying for a marketing authorization for a product candidate.
European Union Drug Review Approval
In the EEA, which is currently comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations in the EEA: the Community MA, which is issued by the European Commission through the Centralized Procedure based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), a body of the EMA, and which is valid throughout the entire territory of the EEA; and the National MA, which is issued by the competent authorities of each Member State of the EEA and only authorizes marketing in that Member State’s national territory and not in the EEA as a whole.
The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. The National MA is for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). If the RMS proposes to authorize the product, and the other Member States do not raise objections, the product is granted a national MA in all the Member States where the authorization was sought. Before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
Brexit
Unless otherwise agreed with the other member states of the EU, the United Kingdom will leave the EU in March 2019 (“Brexit”). As one of the Brexit consequences, the EMA will relocate from London to Amsterdam. It is unclear what impacts Brexit will have with respect to the cross-border acknowledgment of clinical trial results and marketing authorizations.
Other Countries
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
Employees
We had 160 full-time employees as of December 31, 2017. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
Corporate and Available Information
Our principal executive offices are located at 4301 Emperor Boulevard, Suite 400, Durham, North Carolina 27703 and our telephone number is (919) 237-5300. We were incorporated in Delaware in June 2005. Our internet address is www.aeriepharma.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investors section of our website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.

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
Risks Related to Development, Regulatory Approval and Commercialization
We depend substantially on the success of our FDA-approved product Rhopressa® and our advanced-stage product candidate, RoclatanTM. If we are unable to successfully commercialize Rhopressa® or RoclatanTM, if approved, or experience significant delays in doing so, our business will be materially harmed.
Our business and the ability to generate revenue related to product sales, if ever, will depend on the successful commercialization of Rhopressa®, which has been approved by the FDA, and the successful development, regulatory approval and commercialization of our current and any future product candidates for the treatment of patients with open-angle glaucoma or other diseases of the eye, particularly RoclatanTM, which is in the late stages of development, and other potential product candidates we may develop or license. We have invested a significant portion of our efforts and financial resources in the development of Rhopressa® and RoclatanTM, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Rhopressa® and RoclatanTM, if approved, in the United States. The success of Rhopressa®, RoclatanTM and any future product candidates will depend on several factors, including:

•	successful completion of clinical trials;

•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishment of effective sales and marketing capabilities;

•	establishment of adequate internal manufacturing capacity or arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	protecting our rights in our intellectual property;

•	launching commercial sales of Rhopressa®, RoclatanTM or any future product candidates, if and when approved;

•	obtaining reimbursement from third-party payers for Rhopressa®, RoclatanTM or any future product candidates, if and when approved;

•	competition with other products; and

•
continued acceptable efficacy and safety profiles for Rhopressa®, RoclatanTM or any future product candidates following regulatory approvals from applicable regulatory authorities, if and when received.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Rhopressa®, RoclatanTM or any future product candidates, which could materially harm our business and we may not be able to earn sufficient revenues and cash flows to continue our operations.
The commercial success of Rhopressa® and RoclatanTM and any future product candidates, if approved, will depend on the degree of market acceptance among eye-care professionals, patients, patient advocacy groups, healthcare payers and the medical community.
Rhopressa® and RoclatanTM and any future product candidates, if approved, may not gain market acceptance among eye-care professionals, patients, patient advocacy groups, healthcare payers, including pharmacy benefit managers, and the medical community. There are a number of available therapies marketed for the treatment of glaucoma and other diseases of the eye. Some of these drugs are branded and subject to patent protection, but most others, including latanoprost and many beta blockers, in the case of glaucoma treatment, are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by eye-care professionals, patients and third-party payers. Insurers and other third-party payers may also encourage the use of generic products, either in preference to or prior to the use of brand therapies. The degree of market acceptance of Rhopressa® and RoclatanTM and any future product candidates, if approved, will depend on a number of factors, including:

•
the market price, affordability and patient out-of-pocket costs of Rhopressa® and RoclatanTM and any future product candidates, if approved, relative to other available products, which are predominantly generics;

•
the possibility that third-party payers will not give Rhopressa® or RoclatanTM or any future product candidates, if approved, favorable positions on their formularies or will place restrictions on the use of Rhopressa® or RoclatanTM or any future product candidates, if approved, including through use of step therapy or prior authorization programs;

•	the timing of market introduction of Rhopressa® and RoclatanTM and any future product candidates, if approved;

•	the effectiveness of Rhopressa® and RoclatanTM and any future product candidates, if approved, as compared with currently available products;

•	eye-care professional willingness to prescribe and patient willingness to adopt Rhopressa® and RoclatanTM and any future product candidates, if approved, in place of current therapies;

•	varying patient characteristics including demographic factors such as age, health, race and economic status;

•	changes in the standard of care for the targeted indications for Rhopressa® or RoclatanTM or any future product candidates, if approved;

•	the prevalence and severity of any adverse side effects;

•	limitations or warnings contained in labeling for our current or any future product, if and when approved;

•	limitations in the approved clinical indications and MOA(s) for any current or future product, if and when approved;

•	our success in demonstrating the benefits of Rhopressa® and RoclatanTM and any future product candidates, including relative convenience and ease of initiation, prescription and administration;

•	the strength of our selling, marketing and distribution capabilities;

•	the quality of our relationships with eye-care professionals, patient advocacy groups, third-party payers and the medical community;

•	sufficient third-party coverage or reimbursement; and

•	potential product liability claims.
It is possible that we may find it necessary or desirable to provide rebates on Rhopressa® or RoclatanTM or any future product candidates, if approved, to customers or third-party payers or to implement patient assistance programs, including co-pay assistance programs, which could affect our profitability. In addition, we do not know how eye-care professionals, patients and third-party payers will respond to the pricing of Rhopressa® or RoclatanTM or any future product candidates, if approved. In particular, with respect to Rhopressa®, our insight into pricing sensitivity may be delayed because as part of our initial launch strategy we intend to provide free product as samples during a trial period, and do not know whether eye-care professionals and patients that initially use Rhopressa® will continue to do so after using the free product samples.
The potential market opportunity for Rhopressa® or RoclatanTM or any future product candidates, if approved, is difficult to precisely estimate. Our estimates of the potential market opportunity for Rhopressa® or RoclatanTM or any future product candidates, if approved, include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, independent sources have not verified all of our assumptions. If any of these assumptions prove to be inaccurate and the actual market for Rhopressa® or RoclatanTM or any future product candidates, if approved, is smaller than we expect or if we fail to achieve market acceptance of Rhopressa® or RoclatanTM or any future product candidates, if approved, in the United States and abroad, our potential product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.
If we fail to obtain and sustain an adequate level of coverage and reimbursement for Rhopressa® or RoclatanTM or any future product candidates, if approved, by third-party payers, potential future sales would be materially adversely affected.
The course of treatment for patients with glaucoma or other diseases of the eye includes primarily older drugs, and the leading products for the treatment of glaucoma and other diseases of the eye currently in the market, including latanoprost and timolol, in the case of glaucoma treatment, are available as generic drugs. Therefore, there will be no commercially viable market for Rhopressa® or RoclatanTM or any future product candidates, if approved, without adequate coverage and reimbursement from third-party payers, and any reimbursement policy may be affected by future healthcare reform measures. We cannot be certain that adequate coverage and reimbursement will be available for Rhopressa® or RoclatanTM or any future product candidates, if approved. Additionally, even if there is a commercially viable market, if the level of coverage or reimbursement is below our expectations, our anticipated revenue and gross margins will be adversely affected. With respect to Rhopressa®, we currently expect to obtain preferred formulary coverage for the majority of commercial payers by late 2018 and formulary coverage with the majority of Medicare Part D plans expected to commence in 2019; however, there can be no assurance that we will obtain such coverage or pricing at satisfactory levels on our expected timing or at all.
Third-party payers, such as government or private healthcare insurers and pharmacy benefit managers, carefully review and increasingly question and challenge the coverage of and the prices charged for drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. Reimbursement rates may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. A current trend in the United States healthcare industry is toward cost containment. Large public and private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payers, including Medicare, may question the coverage of, and challenge the prices charged for, medical products and services, and many third-party payers limit coverage of or reimbursement for newly approved healthcare products. In particular, third-party payers may limit the covered indications. Cost-control initiatives could decrease the price we might establish for Rhopressa® or RoclatanTM or any future product candidates, if approved, which could result in product revenues being lower than anticipated. We believe Rhopressa® and RoclatanTM and any future product candidates, if approved, will be priced significantly higher than existing generic drugs and consistently with current branded drugs. If we are unable to show a significant benefit relative to existing generic drugs, Medicare, Medicaid and private payers may not be willing to reimburse for Rhopressa® or RoclatanTM or any future product candidates, if approved, which would significantly reduce the likelihood of them gaining market acceptance. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted.
We expect that third-party payers will consider the efficacy, cost effectiveness, safety and tolerability of Rhopressa® and RoclatanTM and any future product candidates, if approved, and whether use of such products is a covered benefit under its health plan in determining whether to approve coverage and reimbursement for such products and at what level. Obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not receive approval for reimbursement of Rhopressa® or RoclatanTM or any future product candidates, if approved, from third-party payers on a timely or satisfactory basis or if pricing is set at unsatisfactory levels. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Medicare Part D, which provides a pharmacy benefit to Medicare patients as discussed below, does not require participating prescription drug plans to cover all drugs within a class of products. Our business could be materially adversely affected if Part D prescription drug plans were to limit access to, or deny or limit reimbursement of, Rhopressa® or RoclatanTM or any future product candidates, if approved.
Reimbursement in the European Union must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The negotiation process in some countries can exceed 12 months. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of any of our products, if approved by the appropriate regulatory authorities, to other available therapies. If the prices for any of our products, if approved by the appropriate regulatory authorities, decrease or if governmental and other third-party payers do not provide adequate coverage and reimbursement levels, our revenue, potential for future cash flows and prospects for profitability will suffer.
We face competition from established branded and generic pharmaceutical companies and if our competitors are able to develop and market products that are preferred over our products, our commercial opportunity will be reduced or eliminated.
The development and commercialization of new drug products is highly competitive. We face competition from established branded and generic pharmaceutical companies and smaller biotechnology and pharmaceutical companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat patients with glaucoma or other diseases of the eye. We currently expect to compete directly against companies producing existing and future glaucoma treatment products. To the extent we develop proprietary compounds for use beyond glaucoma and ophthalmology, we will face competition from companies, academic institutions, government agencies and private and public research institutions operating in such new therapeutic areas.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. In November 2017, Bausch + Lomb Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc., received FDA approval for a PGA indicated for the reduction of IOP in patients with open-angle glaucoma or ocular hypertension. Early-stage companies are also developing treatments for glaucoma and other diseases of the eye and may prove to be significant competitors. We expect that our competitors will continue to develop new treatments for glaucoma and other diseases of the eye, which may include eye drops, oral treatments, surgical procedures, implantable devices or laser treatments. Alternative treatments beyond eye drops continue to develop. For example, although surgical procedures are currently used in severe cases, less invasive procedures are currently under development and we expect that we will compete with other companies that develop implantable devices or other products or procedures for use in the treatment of glaucoma or other diseases of the eye.
Other early-stage companies may also compete through collaborative arrangements with large and established companies. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer adverse effects, are more convenient or are less expensive than any products that we may develop. In addition, competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.
In addition, our ability to compete may be affected because in many cases insurers or other third-party payers encourage the use of generic products. Our industry is currently dominated by generic drugs, such as latanoprost and timolol, in the case of glaucoma treatment, and additional products are expected to become available on a generic basis over the coming years. We expect that Rhopressa® and RoclatanTM and any future product candidates, if approved, will be priced at a premium over competitive generic products and consistent with other branded glaucoma drugs.
We expect that our ability to compete effectively will depend upon, among other things, our ability to:

•	successfully complete clinical trials and obtain all requisite regulatory approvals in a timely and cost-effective manner;

•
obtain and maintain patent protection and non-patent exclusivity in all current and potential commercial jurisdictions for our products and otherwise prevent the introduction of generics of our products;

•	attract and retain key personnel;

•	develop effective manufacturing capabilities and build an effective selling and marketing infrastructure;

•	demonstrate the advantages of our products compared to alternative therapies, including, in the case of Rhopressa® and RoclatanTM, if approved, currently marketed PGA and non-PGA products;

•	identify and develop additional product candidates to expand our current product portfolio;

•	compete against other products with fewer contraindications; and

•	obtain and sustain adequate reimbursement from third-party payers.
If our competitors market products that are more effective, safer, have fewer side effects or are less expensive than any products that we may develop or that reach the market sooner than Rhopressa® or RoclatanTM or any future product candidates, if approved, we may not achieve commercial success.
If we are unable to establish a direct sales force, our business may be harmed.
We have no experience selling, marketing or distributing any drug product, and we currently do not have an established sales and marketing organization. Other companies have experienced unsuccessful product launches and failed to meet expectations of market potential, including companies with significantly more experience and resources than us, and there can be no guarantee that we will successfully launch any product. To achieve commercial success for Rhopressa® or RoclatanTM or any future product candidates, if approved, we must either develop a sales and marketing organization or outsource these functions to third parties. We intend to market Rhopressa® and RoclatanTM, if approved, directly to eye-care professionals in the United States through our own sales force, targeting approximately 12,000 high-prescribing eye-care professionals. We have hired members of the commercialization leadership team and are in the process of hiring approximately 100 sales representatives in the first quarter of 2018 to begin the commercialization process. This sales force of 100 sales representatives will initially be responsible for sales of Rhopressa®, and will also be responsible for sales of RoclatanTM, if approved. If Rhopressa®, RoclatanTM or any future product candidates are approved outside of the United States for commercial sale, and if we self-

commercialize Rhopressa® or RoclatanTM or any future product candidates, if approved, in these other countries, we will need to establish similar functions or outsource these functions to third parties. We currently plan to commercialize Rhopressa® and RoclatanTM, if approved, in Europe on our own and likely partner for commercialization in Japan. We will incur significant additional expenses and commit significant additional time and management resources to establish and train a sales force to market and sell our products. We may not be able to successfully establish these capabilities on our expected timing or at all despite these additional expenditures.
Factors that may inhibit our efforts to successfully establish a sales force include:

•
an inability to compete with other pharmaceutical companies to recruit, hire, train and retain adequate numbers of effective sales and marketing personnel with requisite knowledge of our target market;

•	an inability to effectively manage a geographically dispersed sales and marketing organization;

•	the inability of sales personnel to obtain access to adequate numbers of eye-care professionals to prescribe any future approved products;

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

•	a delay in bringing products to market after efforts to hire and train our sales force have already commenced.
In the event we are unable to successfully market and promote our products, our business may be harmed.
We have not obtained regulatory approval for Rhopressa® or RoclatanTM in any jurisdiction outside the United States or for RoclatanTM in the United States.
Rhopressa®, which has been approved by the FDA for the reduction of elevated IOP in patients with open-angle glaucoma or ocular hypertension, is our only product that has received regulatory approval. We do not yet have any products that have received regulatory approval in any jurisdiction outside the United States. We cannot guarantee that we will ever have any other marketable products. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval to market each product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities.
With respect to approval of Rhopressa® outside the United States, we completed a Phase 3 registration trial, named “Rocket 4,” designed to generate adequate six-month safety data for European regulatory approval. We expect to submit an MAA with the
EMA for Rhopressa® in the second half of 2018. We initiated Phase 1 and Phase 2 clinical trials in the United States in the fourth quarter of 2017, which are designed to meet the requirements of Japan’s PMDA for potential regulatory submission of
Rhopressa® in Japan, following subsequent Phase 3 registration trials that are expected to be conducted in Japan.

With respect to approval of RoclatanTM in the United States, we completed two Phase 3 registration trials for RoclatanTM. The first Phase 3 registration trial for RoclatanTM, named “Mercury 1,” was a 12-month safety trial with a 90-day efficacy readout. On July 19, 2017, we announced the results of the Mercury 1 12-month safety study, noting the safety results for RoclatanTM for the 12-month period showed no treatment-related serious adverse events and minimal evidence of treatment-related systemic effects. There were no new adverse events that developed over the 12-month period, and there were no drug-related serious or systemic adverse events. The second Phase 3 registration trial for RoclatanTM, named “Mercury 2,” was a 90-day efficacy and safety trial also designed to demonstrate statistical superiority of RoclatanTM to each of its components, including Rhopressa® and the market-leading PGA, latanoprost. Both Mercury 1 and Mercury 2 achieved their 90-day primary efficacy endpoints of demonstrating statistical superiority over each of its components at all measured time points. We expect to submit an NDA for RoclatanTM in the second quarter of 2018.
With respect to approval of RoclatanTM in Europe, we initiated a third Phase 3 registration trial for RoclatanTM, named “Mercury 3,” in Europe during the third quarter of 2017. Mercury 3, a six-month safety trial, is designed to compare RoclatanTM to Ganfort®. We currently expect to read out topline 90-day efficacy data for the trial in the first half of 2019 and to submit an
MAA with the EMA for RoclatanTM by the end of 2019.

We cannot predict whether ongoing trials and future trials will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date. FDA approval of Rhopressa® does not constitute FDA approval of RoclatanTM, and there can be no assurance that we will receive FDA approval for RoclatanTM or any future product candidates. FDA approval of Rhopressa® also does not constitute regulatory approval of Rhopressa® in jurisdictions outside the United States, and there can be no assurance that we will receive regulatory approval for Rhopressa® in jurisdictions outside the United States.
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
Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA to the FDA, the FDA must decide whether to file the NDA or refuse to file the NDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect to submit our NDA for RoclatanTM in the second quarter of 2018. Although we believe our NDA for RoclatanTM will contain substantial evidence of effectiveness for the product, we cannot guarantee that the NDA will be filed or subsequently approved by the FDA. In addition, we may be required to supplement the RoclatanTM NDA with additional information and/or receive unfavorable feedback from the FDA regarding the likelihood of obtaining FDA approval for RoclatanTM. Further, restructuring efforts are underway at the FDA pursuant to which the organizational positioning within the FDA of the Ophthalmic Group is being reevaluated, which may affect the FDA’s focus on new ophthalmic therapies.
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
The process to develop, obtain regulatory approval for and commercialize product candidates is long, complex and costly both inside and outside of the United States, and approval is never guaranteed. Even if Rhopressa®, RoclatanTM and any future product candidates were to successfully obtain approval from the regulatory authorities, any approval might significantly limit the approved indications for use, or require that precautions, contraindications, or warnings be included on the product labeling, or require expensive and time-consuming post-approval clinical studies or surveillance as conditions of approval. Following any approval for commercial sale of any products we may develop, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, will be subject to additional review and approval by the FDA and other regulatory authorities. Also, regulatory approval for Rhopressa® or RoclatanTM or any future product candidates, if approved, may be withdrawn. If we are unable to obtain regulatory approval for Rhopressa® outside the United States or for RoclatanTM or any future product candidates in one or more jurisdictions, or any approval contains significant limitations, our target market will be reduced and our ability to realize the full market potential of Rhopressa®, RoclatanTM or any future product candidates will be harmed. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue the development of any other product candidate in the future.
Regulatory approval may be substantially delayed or may not be obtained for Rhopressa® outside the United States or for RoclatanTM or any future product candidates if regulatory authorities require additional time or studies to assess the safety and efficacy of Rhopressa®, RoclatanTM or any future product candidates.
We may be unable to initiate or complete development of Rhopressa® outside the United States or of RoclatanTM or any future product candidates on schedule, if at all. If regulatory authorities require additional time or studies to assess the safety or efficacy of Rhopressa® with respect to regulatory approval outside the United States or of RoclatanTM or any future product candidates, we may require funding beyond the amounts currently on our balance sheet. In addition, in the event of any unforeseen costs or other business decisions, we may not have or be able to obtain adequate funding to complete the necessary steps for approval of Rhopressa® outside the United States or of RoclatanTM or any future product candidates. Preclinical studies and clinical trials required to demonstrate the quality, safety and efficacy of drug products are time consuming and expensive and together take several years or more to complete. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:

•	our inability to obtain sufficient funds required for a clinical trial;

•	regulatory requests for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials;

•	regulatory questions regarding interpretations of data and results and the emergence of new information regarding product candidates or other products;

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

•
our inability to identify and maintain a sufficient number of sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by Rhopressa®, RoclatanTM or any future product candidates;

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
If we are required to conduct additional clinical trials or other studies with respect to Rhopressa® for regulatory approval outside the United States or for RoclatanTM or any future product candidates beyond those that are initially contemplated, if we are unable to successfully complete our clinical trials or other studies or if the results of these studies are not positive or are only modestly positive, we may be delayed in obtaining regulatory approval for that product candidate, we may not be able to obtain regulatory approval at all or we may obtain approval for indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals and we may not have sufficient funding to complete the testing and approval process. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business will be materially harmed.
In addition, unless otherwise agreed with the other member states of the EU, the United Kingdom will leave the EU in March 2019 (“Brexit”). As one of the Brexit consequences, the EMA will relocate from London to Amsterdam, and it is possible that approvals for new medicinal products, and other regulatory actions involving the EMA, may be considerably delayed. It is uncertain what other impacts Brexit will have with respect to the cross-border acknowledgment of clinical trial results and marketing authorizations. There are political endeavors to minimize the effects of Brexit in this area but there is no certainty that these efforts will be successful. If Brexit results in market access delays in Europe, our business may be materially harmed.

Failure can occur at any stage of clinical development. If the clinical trials for Rhopressa® with respect to regulatory approval outside the United States or for RoclatanTM or any future product candidates are unsuccessful, we could be required to abandon development.
A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, adverse events may occur or other risks may be discovered in Phase 3 registration trials that may cause us to suspend or terminate our clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the patient populations and the rates of dropout among clinical trial participants. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for Rhopressa® outside the United States or for RoclatanTM or any future product candidates.
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
If the results of our clinical trials for Rhopressa® with respect to regulatory approval outside the United States or for RoclatanTM or any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of Rhopressa® outside the United States or of RoclatanTM or any future product candidates will be materially adversely affected. Moreover, preclinical and clinical data are often susceptible to varying interpretations, analyses and entry criteria, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier stage testing have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. Our ongoing clinical trials for regulatory approval for Rhopressa® outside the United States and for RoclatanTM may not produce the results that we expect and remain subject to the risks associated with clinical drug development as indicated above.
Other companies have previously pursued ROCK inhibitors for ophthalmic use but to date no ROCK inhibitors, other than Rhopressa®, have been approved in the United States. In 2013, one of our ROCK inhibitors, AR-12286, and its fixed-dose combination product, PG286, were discontinued in the clinical stage of development due to an inability to maintain efficacy over time. In addition, to date no fixed-dose combinations of PGAs with other glaucoma drugs have been approved in the United States.
In April 2015, we announced that Rocket 1 did not meet its primary efficacy endpoint of demonstrating non-inferiority of IOP reduction for once-daily Rhopressa® compared to twice-daily timolol, but did achieve its pre-specified secondary endpoint. We evaluated the data and results from Rocket 1 and obtained agreement from the FDA to change the IOP range used for the primary endpoint of Rocket 2 to a level where Rocket 1 would have been successful.
In September 2015, the Rocket 2 trial achieved its primary efficacy endpoint of demonstrating non-inferiority of Rhopressa® compared to timolol. In addition to successfully achieving non-inferiority to timolol at this endpoint range, the 12-month safety data from Rocket 2 confirmed a positive safety profile for the drug and demonstrated a consistent IOP reducing effect throughout the 12-month period at the specified timepoint.
Our clinical trials were designed to test the use of Rhopressa® and RoclatanTM as a monotherapy, rather than as an adjunctive therapy. Accordingly, the efficacy of Rhopressa® and RoclatanTM as a monotherapy may not be similar or correspond directly to their efficacy when used as an adjunctive therapy, which we expect will be a primary use of Rhopressa®.
If we are not able to demonstrate to the satisfaction of the FDA and relevant non-U.S. regulators the MOA(s) of Rhopressa®, RoclatanTM or any future product candidates, even if we otherwise obtain regulatory approval for these product candidates, it could limit the types of claims we will be able to make in our marketing and labeling of Rhopressa®, RoclatanTM and any future product candidates, if approved. For example, based on the results of our preclinical and clinical studies, we believed Rhopressa® and RoclatanTM reduced IOP through additional MOAs; however, Rhopressa® received FDA approval for one MOA, ROCK inhibition or the mechanism by which Rhopressa® increases outflow of aqueous humor through the TM, as reflected in the Rhopressa® product labeling.
We may experience numerous unforeseen events that could cause our clinical trials to be unsuccessful, delayed, suspended or terminated, or which could delay or prevent our ability to receive regulatory approval or commercialize Rhopressa®, RoclatanTM or any future product candidates, including:

•	clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or implement a clinical hold;

•
the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	we may elect or be required to suspend or terminate clinical trials based on a finding that the participants are being exposed to health risks;

•	the cost of clinical trials may be greater than we anticipate;

•	the supply or quality of product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate; and

•	product candidates may have undesirable adverse effects or other unexpected characteristics.
If we elect or are required to suspend or terminate a clinical trial of Rhopressa® with respect to regulatory approval outside the United States or of RoclatanTM or any future product candidates, our commercial prospects will be adversely impacted and our ability to generate product revenues may be delayed or eliminated.
Rhopressa®, RoclatanTM or any future product candidates may have undesirable or adverse effects, which may result in the delay, denial or withdrawal of regulatory approval or, if approval is received, may require our products to be taken off the market, require them to include safety warnings or otherwise limit their sales.
Unforeseen adverse effects from Rhopressa®, RoclatanTM or any future product candidates could arise either during clinical development or, even after approval, after the approved product has been marketed. To date, the main tolerability finding of Rhopressa® has been mild conjunctival hyperemia, or eye redness. In our Phase 3 registration trials, some patients also experienced conjunctival hemorrhages, or petechaie, cornea verticillata, blurry vision, and decreased visual acuity as adverse events. RoclatanTM combines Rhopressa® with latanoprost. To date, the main tolerability finding of RoclatanTM has also been mild conjunctival hyperemia, which was reported in approximately 63% of patients and was scored as mild for approximately 70% of affected patients in the 12-month safety data from Mercury 1. In our Phase 3 registration trials, some patients also experienced conjunctival hemorrhage, eye pruritus, increased lacrimation, reduced visual acuity, blepharitis, punctate keratitis and corneal disorder as adverse events. The main adverse effects of latanoprost include conjunctival hyperemia, irreversible change in iris color, discoloration of the skin around the eyes and droopiness of eyelids caused by the loss of orbital fat.
While the FDA granted approval of Rhopressa® based on the data included in the NDA, we do not know whether the results when a larger number of patients in broader populations are exposed to Rhopressa®, including results related to safety and efficacy, will be consistent with the results from our earlier clinical studies of Rhopressa® that served as the basis of FDA approval of Rhopressa®. New data relating to Rhopressa®, including from any adverse event reports or any negative results during clinical development for additional indications of Rhopressa®, may emerge at any time.
Any undesirable or adverse effects that may be caused by Rhopressa®, RoclatanTM or any future product candidates could interrupt, delay or halt clinical trials and could result in the delay, denial or withdrawal of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from successfully commercializing Rhopressa® or RoclatanTM or any future product candidates, if approved, and generating revenues from their sale. In addition, if we or others after regulatory approval identify undesirable or adverse effects caused by Rhopressa® or RoclatanTM or any future product candidates, if approved, we could face one or more of the following consequences:

•	regulatory authorities may re-review the product and impose restrictions on its distribution;

•	regulatory authorities may require the addition of labeling statements, such as a boxed warning or a contraindication, or other safety labeling changes;

•	regulatory authorities may require a Risk Evaluation and Mitigation Strategy (“REMS”);

•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may seize the product;

•	we may be required to change the way that the product is promoted or administered, conduct additional clinical trials or recall such product;

•	we may be subject to litigation or product liability claims fines, injunctions or criminal penalties; and

•	our reputation may suffer.
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
Markets outside of North America are an important component of our growth strategy. As part of this strategy, in March 2015 and April 2015, we formed Aerie Limited and Aerie Ireland Limited, respectively. If we fail to commercialize, obtain licenses or enter into collaboration arrangements with selling parties, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. Additionally, in January 2017, we entered into a lease agreement for our own manufacturing plant in Ireland, which is expected to produce commercial supplies of Rhopressa® and RoclatanTM, if approved. If we fail to develop internal manufacturing capabilities we may be forced to continue to rely on third-party manufacturers, which could adversely affect our results of operations and financial condition. Moreover, international operations and business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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

•
the effects of applicable foreign tax structures and potentially adverse tax consequences (including the tax reform law that was recently enacted in the United States that creates uncertainty with respect to the future tax impact on our business operations and profitability);

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
In the United States, we are subject to various federal and state healthcare “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended, among other things, to reduce fraud and abuse in federal and state healthcare programs. The Federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the Federal Anti-Kickback Statute. The Federal False Claims Act prohibits anyone from, among other things, knowingly presenting or causing to be presented for payment to the government, including the federal healthcare programs, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Many states have similar false claims laws. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks have resulted in the submission of false claims to governmental healthcare programs. Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services to obtain money or property of any healthcare benefit program. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the Federal False Claims Act as well as under the false claims laws of several states.
Many states have adopted laws similar to the Federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.
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
In the United States, the MMA changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly by establishing Medicare Part D and introduced a reimbursement methodology based on average sales prices for physician-administered drugs under Medicare Part B. In addition, this legislation provided authority for limiting the number of drugs that are covered in any therapeutic class under the Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that we receive for any of our approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payers.
In March 2010, President Obama signed into law the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” or AMP. The legislation also expanded Medicaid drug rebates, which previously had been payable only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, which administers the Medicaid Drug Rebate Program, also expanded Medicaid rebates to the utilization that occurs in the territories of the United States, such as Puerto Rico and the Virgin Islands, effective April 1, 2020. Further, beginning in 2011, PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” The Bipartisan Budget Act of 2018 increased the manufacturer’s subsidy under this program from 50% to 70% of the negotiated price, beginning in 2019. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. For example, pharmaceutical companies are required to track certain payments made to physicians and teaching hospitals and the reported information is made publicly available on a searchable website. This law is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare and Medicaid program. In addition, there have been efforts by the Trump Administration and Congress to seek to repeal all or portions of PPACA, and more recently, President Trump signed into law the Tax Act (as defined herein), which eliminated certain requirements of PPACA, including the individual mandate. There is uncertainty with respect to the impact these or future changes, if any, may have.
Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our potential products may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.
If we face allegations of noncompliance with the law and encounter sanctions, our reputation, revenues and liquidity may suffer, and Rhopressa® or RoclatanTM or any future product candidates, if approved, could be subject to restrictions or withdrawal from the market.
Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from Rhopressa® or RoclatanTM or any future product candidates, if approved. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from our product sales, our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.
Rhopressa® and RoclatanTM and any future product candidates, if approved, subject us to ongoing regulatory requirements and we may face future development, manufacturing and regulatory difficulties.
Rhopressa® is, and RoclatanTM or any future product candidates, if approved, will be, subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping, submission of safety and other post- market approval information, importation and exportation. In addition, approved products, manufacturers and manufacturing facilities are required to comply with extensive FDA and EMA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work are required to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are also required to report certain adverse reactions and production problems, if any, to the FDA and the EMA and other similar agencies and to comply with certain requirements concerning advertising and promotion for Rhopressa® and RoclatanTM and any future product candidates, if approved. Promotional communications with respect to prescription drugs also are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. For example, Rhopressa® received approval from the FDA for the reduction of elevated IOP in patients with open-angle glaucoma or ocular hypertension. Accordingly, we may not promote Rhopressa® or RoclatanTM or any future product candidates, if approved, for indications, uses or claims for which they are not approved, even though physicians may prescribe them for those uses. If we want to expand the indications for which we may market Rhopressa® or RoclatanTM or any future product candidates, if approved, we will need to obtain additional regulatory approvals, which may not be granted.
If a regulatory agency discovers previously unknown problems with Rhopressa® or RoclatanTM or any future product candidates, if approved, such as adverse events of unanticipated severity or frequency, or problems with the facility where such product is manufactured, or disagrees with the promotion, marketing or labeling of such product, or finds that we have engaged in the promotion of off-label use, it may impose restrictions on that product or us, including requiring withdrawal of that product from the market. If Rhopressa® or RoclatanTM or any future product candidates, if approved, fail to comply with applicable regulatory requirements, a regulatory agency may:

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
We may not be able to identify additional therapeutic opportunities for Rhopressa®, RoclatanTM or any future product candidates or to expand our portfolio of product candidates.
We continue to explore other therapeutic opportunities in ophthalmology through internal research programs and from time to time we may explore such opportunities through research collaboration arrangements or acquisitions, and may seek to commercialize a portfolio of new ophthalmic drugs or technologies in addition to Rhopressa® and RoclatanTM. For example in 2017, we entered into a collaboration arrangement with DSM and acquired the rights to certain assets from Envisia, both of which are expected to support the development of our ongoing preclinical retina programs. In addition to our preclinical retina programs, we are conducting preclinical studies to evaluate potential additional indications for Rhopressa® and RoclatanTM. We are also evaluating our owned library of Rho kinase inhibitors for potential indications beyond ophthalmology. Our clinical operations to date have been limited to developing product candidates for the treatment of glaucoma and ocular hypertension, and there can be no assurance that we will successfully develop, license or acquire any drugs or technologies in new therapeutic areas or at all.
Preclinical studies require additional research and development, which in some cases may include significant preclinical, clinical and other testing, prior to initiating clinical development or seeking regulatory approval to market new indications, technologies and/or product candidates. Accordingly, these additional indications, technologies and product candidates will not be commercially available for a number of years, if at all. In particular, although we are currently exploring additional indications for Rhopressa®, we cannot guarantee that we will pursue or receive the regulatory approvals required to promote Rhopressa® for any additional indications. Failure to receive such approvals will prevent us from promoting and commercializing Rhopressa® beyond its currently approved indication.
Research programs, including through collaboration arrangements, to pursue the development of Rhopressa®, RoclatanTM and any future product candidates for additional indications and to identify new product candidates, technologies, therapeutic areas and disease targets require substantial technical, financial and human resources whether or not we ultimately are successful. Our research programs may initially show promise in identifying potential additional indications, technologies, therapeutic areas and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential additional indications, technologies, therapeutic areas and/or product candidates;

•	potential additional indications, technologies, therapeutic areas or product candidates may, after further study, fail to demonstrate efficacy sufficient to warrant further clinical development;

•
potential technologies or product candidates may, after further study, be shown to be ineffective or have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or

•
it may take greater human and financial resources to identify additional therapeutic opportunities or to develop suitable potential product candidates or technologies, whether through internal research programs, research collaboration arrangements or acquisitions, than we possess, thereby limiting our ability to diversify and expand our product portfolio.

We are currently developing two preclinical molecules focused on retinal disease. AR-13503, for which we expect to submit an
IND in 2019, and AR-1105, for which we expect to submit an IND in late 2018. The decision whether to pursue, and the timing of, any additional preclinical research programs is subject to a number factors and we may suspend or discontinue research programs at any time.

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
Accordingly, there can be no assurance that we will ever be able to identify or develop additional therapeutic opportunities for Rhopressa® or RoclatanTM or any future product candidates or any uses for our existing proprietary compounds beyond glaucoma or ophthalmology or to develop suitable potential product candidates or technologies through internal research programs, research collaboration arrangements or acquisitions, which could materially adversely affect our future growth and prospects.
Rhopressa® and RoclatanTM are designed to treat patients with open-angle glaucoma or ocular hypertension, and the success or failure of either of them could impact sales of other potential ROCK inhibitor products in the future.
Rhopressa® and RoclatanTM are designed to be once-daily dosed ROCK inhibitor eye drops to be applied topically to reduce IOP for the treatment of glaucoma or ocular hypertension. Accordingly, increased sales for one of Rhopressa® or RoclatanTM, if approved, may negatively impact sales for the other. Our commercialization strategy is unique for each of Rhopressa® and RoclatanTM. However, we cannot guarantee that cannibalization of sales among our potential product lines will not occur in the future. Because each of Rhopressa® and RoclatanTM are ROCK inhibitor eye drops designed to treat patients with glaucoma or ocular hypertension, any challenges or failures with respect to either of Rhopressa® and RoclatanTM could negatively impact sales or the public perception of the other or any other potential ROCK inhibitor products we may develop in the future.

Risks Related to Manufacturing
We currently have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of Rhopressa®, RoclatanTM and any future product candidates in accordance with manufacturing regulations until we have completely developed our internal manufacturing capabilities, if at all.
We do not currently operate manufacturing facilities for clinical or commercial production of Rhopressa®, RoclatanTM and any future product candidates. We have no experience in drug formulation, and we currently lack the resources and the capabilities to manufacture Rhopressa®, RoclatanTM and any future product candidates on a clinical or commercial scale. We currently rely on third-party manufacturers to produce the active pharmaceutical ingredients and final drug products for our clinical trials. We manage our clinical production with all our vendors on a purchase order basis in accordance with applicable master service and supply agreements. We do not have long-term agreements with any of these or any other third-party suppliers to support our clinical trials.
With respect to the commercial production of Rhopressa®, we currently are outsourcing the production of the active pharmaceutical ingredient and final drug product until such a time when we can develop internal manufacturing capabilities, if at all. We have entered into a contractual relationship for drug product manufacturing for the commercialization of Rhopressa®, and we are working to establish an additional contractual relationship for the commercial production of Rhopressa®. This process is difficult and time consuming and we can give no assurance that we will enter any future commercial supply agreements with any additional manufacturers on favorable terms or at all.
To the extent we terminate our existing supplier arrangements in the future and seek to enter into arrangements with alternative suppliers, we might experience a delay in our ability to obtain our clinical or commercial supplies.
In January 2017, we entered into a lease agreement for a new manufacturing plant in Athlone, Ireland. Commercial product supply from the plant is expected to be available by 2020. However, there can be no assurance that we will be able to develop the manufacturing capabilities required to produce our final drug product on a commercial scale or in accordance with manufacturing regulations. See “—We have no experience developing manufacturing facilities or manufacturing Rhopressa® or RoclatanTM and we cannot assure you that we will be able to develop our manufacturing plant or manufacture Rhopressa® or RoclatanTM in compliance with regulations at a cost or in quantities necessary to make them commercially viable.” If our manufacturing operations fail to achieve regulatory approval or to effectively produce commercial supplies of Rhopressa® or RoclatanTM or any future product candidates, if approved, or until such time we are capable of developing internal manufacturing capabilities, we will be required to rely solely on third-party manufacturers to meet our commercial manufacturing needs, which may materially adversely affect our business, results of operations or financial condition.
Reliance on third-party manufacturers entails risks, including:

•
manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over Rhopressa® or RoclatanTM or any future product candidates, if approved, or otherwise do not satisfactorily perform according to the terms of their agreements with us;

•
delays in obtaining regulatory approval for Rhopressa® outside the United States or for RoclatanTM or any future product candidates, if our third-party manufacturers fail to satisfy or comply with regulatory requirements;

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
For example, in October 2016, we were required to withdraw the initial submission of our NDA filing for Rhopressa® due to a contract manufacturer of our drug product not being prepared for pre-approval inspection by the FDA. We resubmitted the Rhopressa® NDA on February 28, 2017 upon receiving confirmation from the contract manufacturer that it was prepared for FDA inspection and the Rhopressa® NDA was subsequently approved in December 2017.

In addition, our manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of Rhopressa®, RoclatanTM or any future product candidates could be interrupted, resulting in delays and additional costs. We may also have to incur other charges and expenses for products that fail to meet specifications and undertake remediation efforts.
If we or third-party manufacturers fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.
Before we or a third party can begin commercial manufacture of Rhopressa® or RoclatanTM or any future product candidates, if approved, we or the third party must obtain regulatory approval of our or their manufacturing facilities, processes and quality systems. If our third-party manufacturers do not have a cGMP compliance status acceptable to the FDA, approval of any NDA that includes those third-party manufacturers will be delayed.
Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, we or any potential third-party manufacturer may be unable to initially pass federal, state or international regulatory inspections in a cost-effective manner. We or certain of our contract manufacturers may fail to satisfy or comply with manufacturing regulations. If we or our contract manufacturers are not approved by the FDA, regulatory approval and/or commercial supply of the active pharmaceutical ingredients of Rhopressa® or RoclatanTM or any future product candidates, if approved, will be significantly delayed and may result in significant additional costs.
In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities, before and after product approval, and must comply with cGMP. We or our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If we or a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions and criminal or civil prosecution. These possible sanctions could materially adversely affect our reputation, financial results and financial condition.
Furthermore, changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, will require prior FDA or other regulatory review and/or approval of the manufacturing process and procedures in accordance with the FDA’s regulations or comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the launch or commercial production of a product. The new facility will also be subject to pre-approval inspection. In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that the FDA may require clinical testing as a way to prove equivalency, which would result in additional costs and delay.
We have no experience developing manufacturing facilities or manufacturing Rhopressa® or RoclatanTM, and we cannot assure you that we will be able to develop our manufacturing plant or manufacture Rhopressa® or RoclatanTM in compliance with regulations at a cost or in quantities necessary to make them commercially viable.
We have entered into a lease agreement for a new manufacturing plant in Athlone, Ireland. The building shell was constructed by the Industrial Development Agency of Ireland and we are currently building out the plant for the future commercial production of Rhopressa® and RoclatanTM, if approved. We expect that commercial supply from our manufacturing plant will be available by 2020. We have no experience in developing manufacturing facilities or manufacturing drug products. The build-out of this manufacturing plant will require substantial additional funds and we will need to hire and train significant numbers of qualified employees to staff this facility. There can be no assurance that we will develop a manufacturing plant that is adequate to produce materials for commercial use on our expected timing or at all.
The development of manufacturing facilities and the manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The equipment and facilities employed in the manufacture of pharmaceuticals are subject to stringent qualification requirements by regulatory agencies, including validation of facility, equipment, systems, processes and analytics. We may be subject to lengthy delays and expense in conducting validation studies, if we can meet the requirements at all. Although we expect to complete internal construction of the plant to meet these qualification requirements, there can be no assurance that we will obtain permission or approval from the FDA and other regulatory authorities to allow the plant to manufacture Rhopressa® and RoclatanTM, if approved, for export to the United States and other markets. If we are unable to obtain such permission or approval in a timely manner, our ability to successfully manufacture and commercialize Rhopressa® and RoclatanTM, if approved, may be harmed.
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
Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced regulations. If we are unable to obtain certification from the FDA and other regulatory authorities or effectively produce commercial supplies of Rhopressa® and RoclatanTM, if approved, we will be required to rely on a third-party manufacturer to meet our commercial manufacturing needs, which may materially adversely affect our business, results of operations and financial condition. See “—We currently have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of Rhopressa® and RoclatanTM and any future product candidates in accordance with manufacturing regulations until such a time when we can develop internal manufacturing capabilities, if at all.”
Any of these risks could entail higher costs, cause us to delay production and may result in our being unable to effectively support commercialization of Rhopressa® and RoclatanTM, if approved. Furthermore, if we obtain regulatory approval and fail to deliver the required commercial quantities of product on a timely basis, and at commercially reasonable prices and acceptable quality, we would likely be unable to meet demand, if any, for Rhopressa® and RoclatanTM, if approved, and we would lose potential revenues.
Risks Related to Our Financial Position and Need for Additional Capital
We currently have no source of revenue and may never become profitable.
We have a limited operating history and recently received FDA approval of our first product, Rhopressa®. We have never been profitable, only have one product approved for commercial sale and to date have not generated any revenue from product sales. Even though we received FDA approval for Rhopressa® for commercial sale, we do not know when sales of Rhopressa® will generate revenue, if at all. We also do not have regulatory approval for RoclatanTM or any future product candidates and only have FDA approval for Rhopressa®. FDA approval of Rhopressa® does not guarantee FDA approval of RoclatanTM or any future product candidates and also does not guarantee regulatory approval of Rhopressa® in jurisdictions outside the United States.
Our ability to generate product revenue depends on a number of factors, including our ability to:

•	successfully complete clinical development, and receive regulatory approval, for our current and any future product candidates;

•	set an acceptable price for Rhopressa® and RoclatanTM and any future product candidates, if approved, and obtain adequate reimbursement from third-party payers;

•	manufacture or obtain commercial quantities of Rhopressa® and RoclatanTM and any future product candidates, if approved, at acceptable cost levels; and

•	successfully market and sell Rhopressa® and RoclatanTM and any future product candidates, if approved, in the United States and abroad.

In addition, because of the numerous risks and uncertainties associated with product development, commercialization and manufacturing, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations for a number of reasons, including if we are required by the FDA or other regulatory authorities to perform studies in addition to those that we currently anticipate. Even though Rhopressa® is approved for commercial sale, we are incurring and anticipate continuing to incur significant costs associated with the commercial launch of Rhopressa® and RoclatanTM, if approved.
Our ability to become and remain profitable depends on our ability to generate revenue. Even if we are able to generate revenues from the sale of Rhopressa® and RoclatanTM and any future product candidates, if approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business or continue our operations.
We have incurred net losses since inception and anticipate that we will continue to incur net losses until such a time when Rhopressa® and RoclatanTM, if approved, are commercially successful, if at all.
We have incurred losses in each year since our inception in June 2005. Our net losses were $145.1 million, $99.1 million and $74.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $461.7 million.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have devoted the majority of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and issuance of convertible debt, including the completion of our IPO in October 2013, the issuance of the 2014 Convertible Notes in September 2014 and the issuance and sale of common stock pursuant to our registration statements on Form S-3 and prior “at-the-market” sales agreements. Rhopressa®, RoclatanTM and any future product candidates will require the completion of regulatory review, as applicable, significant marketing efforts and substantial investment before they can provide us with any revenue.
We expect our research and development expenses to continue to be significant in connection with our ongoing and planned activities. In addition, as we have now obtained FDA approval for Rhopressa®, we have incurred and expect to continue to incur increased manufacturing, sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows until such a time when Rhopressa® and RoclatanTM and any future product candidates, if approved, are commercially successful, if at all. These losses have had and will continue to have a material adverse effect on our stockholders’ equity, financial position, cash flows and working capital.
We may need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of Rhopressa®, RoclatanTM or any future product candidates and construction of our new manufacturing plant.
Our operations have consumed substantial amounts of cash since inception. In October 2013, we received net proceeds from our IPO of approximately $68.3 million, after deducting underwriting discounts and commissions and expenses. Since our IPO through December 31, 2017, we have raised additional net proceeds of approximately $122.9 million from the issuance of the 2014 Convertible Notes and approximately $351.3 million through the issuance and sale of common stock under our shelf registration statements on Form S-3 and prior “at-the-market” sales agreements. We may need to obtain additional financing to fund our future operations, including construction of our new manufacturing plant in Athlone, Ireland. Additionally, we may need to obtain additional financing to conduct additional trials for the approval of Rhopressa® outside the United States or of RoclatanTM or any future product candidates, and for completing the development of any additional product candidates or technologies and executing our international expansion strategy. Moreover, our fixed expenses, such as rent and other contractual commitments, are substantial and are expected to increase in the future, and we also expect to incur increased expenses as we expand our employment base.
Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, timing, scope and costs of our clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities;

•	the time and cost necessary to establish internal manufacturing capabilities or arrangements with third-party manufacturers;

•	our ability to successfully commercialize Rhopressa® and RoclatanTM and any future product candidates, if approved;

•
the amount of sales and other revenues from Rhopressa® and RoclatanTM and any future product candidates, if approved, including the selling prices for such potential products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with Rhopressa® and RoclatanTM and any future product candidates, if approved, including the cost and timing of expanding our marketing and sales capabilities;

•	the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	cash requirements of any future acquisitions and/or the development of other product candidates or technologies;

•	costs of any new business strategies;

•	the costs of operating as a public company;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
We believe that our existing cash and cash equivalents and investments will be sufficient to support the expected approval and planned commercialization of RoclatanTM in the United States and to support product commercialization of Rhopressa® through at least the next twelve months. We also intend to use these funds for general corporate purposes and for strategic growth opportunities, including the development and commercialization of Rhopressa® and RoclatanTM, if approved, in Europe, the execution of clinical trials in Japan, the expansion of our international operations, the construction of our manufacturing plant in Ireland and the continuation of preclinical activity in support of our product pipeline.
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
We have substantial debt and related obligations. As of December 31, 2017, our total indebtedness consisted of our $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”), which bear interest at a rate of 1.75% per annum and mature on the seventh anniversary from the date of issuance, unless earlier converted. Our substantial level of debt and related obligations, including interest payments, covenants and restrictions, could have important consequences, including the following:

•
impairing our ability to successfully commercialize Rhopressa® or complete the development of RoclatanTM and any future product candidates, which would prevent us from generating a source of revenue and becoming profitable;

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
In order to raise additional funds to support our operations, business strategies and growth, or if we decide based on ongoing forecast updates, new strategic initiatives, market conditions or for other reasons that additional financings are desirable or needed, we may sell additional equity or debt securities, which would result in dilution to all of our stockholders or impose restrictive covenants that adversely impact our business. In September 2016, our automatic shelf registration statement on Form S-3 became effective upon filing with the SEC, pursuant to which we may offer an unlimited amount of common stock from time to time, and, through the date of this report, we have issued and sold approximately 7.4 million shares of common stock pursuant to such shelf registration statement. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.
Our relatively short operating history may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.
We were incorporated and commenced active operations in the second quarter of 2005. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our product candidates, advancing Rhopressa® to FDA approval and beginning the setup of manufacturing and sales processes. We have not yet demonstrated our ability to develop a manufacturing plant, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We need to transition from a company with a product development focus to a company capable of supporting commercial and manufacturing activities. We may not be successful in such a transition.
Determining our income tax rate is complex and subject to uncertainty.
The computation of income tax provisions is complex, as it is based on the laws of federal, state, local and non-U.S. taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. GAAP. Our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, transfer pricing policies, tax audit determinations, changes in our uncertain tax positions, changes in our capital structure and leverage, changes to our transfer pricing practices, tax deductions attributed to equity and other compensation and limitations on such deductions and changes in our need for a valuation allowance for deferred tax assets. In addition, relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates and reduced cash flows than otherwise would be expected. For these reasons, our actual income taxes may be materially different than our provision for income tax.
Our ability to use our net operating loss carryforwards may be limited.
If we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), or similar state provisions, we may be subject to annual limits on our ability to utilize net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning 5% or more of our total equity value. As of December 31, 2017, we had federal and state net operating losses of approximately $196.2 million and $271.3 million, respectively, which begin to expire at various dates beginning in 2024, if not utilized. Certain transactions occurred in 2015 and prior years that resulted in ownership changes as defined under Section 382 and similar state provisions, which will limit the future use of certain federal and state net operating loss carryforwards. Those federal and state net operating losses that are not limited are included as deferred tax assets and have been fully offset by a valuation allowance as of December 31, 2017. In addition, any net operating losses that we generate after December 31, 2017, will be able to offset a maximum of 80% of our federal taxable income and similar state tax restrictions may apply.

Recently-enacted changes to the United States tax laws could materially impact our financial position and results of operations.
On December 20, 2017, the U.S. House of Representatives and the U.S. Senate each voted to approve H.R. 1 (commonly referred to as the “Tax Act”) and, on December 22, 2017, President Trump signed the Tax Act into law. The Tax Act makes extensive changes to the U.S. tax laws and includes provisions that, among other things, reduce the U.S. corporate tax rate, repeal the corporate alternative minimum tax (“AMT”) and refund certain existing AMT credits over several years, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income, limit the deduction for compensation paid to certain executive officers and make extensive changes to the U.S. international tax system, including the taxation of foreign earnings of U.S. multinational corporations. Further, due to the expansion of our international business activities, changes enacted in the Tax Act with respect to the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. The U.S. Treasury Department is expected to release regulations implementing the Tax Act and the U.S. tax laws may be further amended in the future. The Tax Act is complex and far-reaching and we cannot predict with certainty the resulting impact its enactment will have on us.
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
In addition, jurisdictions outside the United States could challenge aspects of the Tax Act or implement reactionary legislation or regulations that could adversely affect us and/or negate or minimize any favorable impact that we may derive from the Tax Act in the future.
Risks Related to Our Reliance on Third Parties
Any collaboration arrangement that we may enter into may not be successful, which could adversely affect our ability to develop and commercialize any future product candidates or technologies or to enter new therapeutic areas.
We continually explore and discuss additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners. We may seek collaboration arrangements with pharmaceutical or biotechnology companies or universities for the development or commercialization of our current and potential future product candidates or technologies. For example, in July 2017, we entered into a collaborative research, development and licensing agreement with DSM. We will face, to the extent that we decide to enter into additional collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish, implement and maintain collaborations or other alternative arrangements and the terms of such arrangements may not be favorable to us. If and when we collaborate with a third party for development and commercialization of a product candidate and/or technology, we can expect to relinquish some or all of the control over the future success of that product candidate and/or technology to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Accordingly, there can be no assurance that any collaboration or licensing arrangement or similar strategic transaction we enter into will result in the benefits that we anticipate.
Disagreements between parties to a collaboration arrangement regarding research, clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate or technology and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. In addition, collaborators may not pursue development and commercialization of our preclinical molecules or product candidates or may elect not to continue or renew development or commercialization programs based on our results, changes in their strategic focus due to the acquisition of competitive products or technologies, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. For example, in 2016, we terminated our collaboration and licensing arrangements with GrayBug, Inc. for drug delivery technology and elected not to extend our collaboration agreement with Ramot at Tel Aviv

University, Ltd. for a preclinical anti-beta amyloid molecule. Any such termination or expiration may adversely affect us financially and could harm our business reputation.
We currently depend on third parties to conduct some of the operations of our clinical trials and other portions of our operations, and we may not be able to control their work as effectively as if we performed these functions ourselves.
We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to oversee and conduct our clinical trials and to perform the related data collection and analysis . We expect to rely on these third parties to conduct clinical trials of any future product candidates that we develop. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. In addition, any CRO that we retain will be subject to the FDA’s regulatory requirements or similar foreign standards and we do not have control over compliance with these regulations by these providers. Our agreements with third-party service providers are on a trial-by-trial and project-by-project bases. Typically, we may terminate the agreements with notice and are responsible for the third party’s incurred costs. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. We also rely on other third parties to store and distribute drug supplies for our clinical trials and commercial supply. Any performance failure on the part of our distributors could delay clinical development, regulatory approval (as applicable) or commercialization of Rhopressa®, RoclatanTM or any future product candidates, producing additional losses and depriving us of potential product revenue.
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
If these third parties do not successfully carry out their contractual duties or obligations and meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols according to regulatory requirements or for other reasons, our financial results and the commercial prospects for Rhopressa® and RoclatanTM and any future product candidates, if approved, could be harmed, our costs could increase and our ability to obtain regulatory approval (as applicable) and commence product sales could be delayed.
If we fail to establish an effective distribution process our business may be adversely affected.
We are currently establishing the infrastructure necessary for distributing pharmaceutical products. We have contracted with third-party logistics wholesalers to warehouse Rhopressa® and distribute it to pharmacies. This distribution network requires significant coordination with our sales and marketing and finance organizations, and the failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of Rhopressa® or RoclatanTM or any future product candidates, if approved, will be delayed or severely compromised and our results of operations may be harmed.
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
The patent positions of pharmaceutical products are often complex and uncertain. The breadth of claims allowed in pharmaceutical patents in the United States and many jurisdictions outside of the United States is not consistent. For example, in many jurisdictions the support standards for pharmaceutical patents are becoming increasingly strict. Some countries prohibit method of treatment claims in patents. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or create uncertainty. In addition, publication of information related to our current product and potential products may prevent us from obtaining or enforcing patents relating to such product and potential products, including without limitation composition-of-matter patents, which are generally believed to offer the strongest patent protection.
Our intellectual property includes issued patents and pending patent applications for compositions of matter, pharmaceutical formulations, methods of use, and synthetic methods. As of December 31, 2017, we own 25 patents and have 18 pending patent applications in the United States and certain foreign jurisdictions for Rhopressa® and RoclatanTM. Patent protection for RoclatanTM arises from the U.S. patents that cover Rhopressa®. The patents cover composition of matter and method of use. We own 48 patents and have 24 pending patent applications in the United States and certain foreign jurisdictions relating to our previously discontinued product candidates and other proprietary technology. See “Business—Intellectual Property” included elsewhere in this report for further information about our issued patents and patent applications.
Patents that we own or may license in the future do not necessarily ensure the protection of our intellectual property for a number of reasons, including without limitation the following:

•	our patents may not be broad or strong enough to prevent competition from other products that are identical or similar to Rhopressa® and RoclatanTM;

•	there can be no assurance that the term of a patent can be extended under the provisions of patent term extension afforded by U.S. law or similar provisions in foreign countries, where available;

•	our issued patents and patents that we may obtain in the future may not prevent generic entry into the market for Rhopressa® and RoclatanTM;

•	we do not currently own or control foreign patents issued outside of Australia, Canada, and Europe that would prevent generic entry into those markets for Rhopressa® and RoclatanTM;

•	we may be required to disclaim part of the term of one or more patents;

•	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

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
If we encounter delays in our development or clinical trials, the period of time during which we could market Rhopressa® and Roclatan™ under patent protection would be reduced.
Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of Rhopressa® and Roclatan™, if approved, by submitting ANDAs to the FDA in which our competitors claim that our patents are invalid, unenforceable and/or not infringed.

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
Our commercial success will depend significantly on maintaining and expanding patent protection for Rhopressa® and RoclatanTM and any future product candidates, as well as successfully defending our current and future patents against third-party challenges. As of December 31, 2017, we own 73 patents and have 42 pending patent applications in the United States and certain foreign jurisdictions relating to Rhopressa®, RoclatanTM and our previously discontinued product candidates and other proprietary technology. See “Business—Intellectual Property” included elsewhere in this report for further information about our issued patents and patent applications. Our issued patents include 25 patents for composition of matter and method of use covering our FDA-approved product, Rhopressa® in the United States and certain foreign jurisdictions. These patents also cover our advanced-stage product candidate RoclatanTM to the extent that Rhopressa® forms a part of RoclatanTM. The remainder of our portfolio is made up of patents covering previously discontinued product candidates and other proprietary technology and pending patent applications that have not yet been issued by the USPTO, or any other jurisdiction that covers Rhopressa®, RoclatanTM or our previously discontinued product candidates or other proprietary technology.
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
We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing Rhopressa® or RoclatanTM or any future product candidates, if approved.
Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. For example, there could be issued patents of which we are not aware that Rhopressa®, RoclatanTM or any future product candidates infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe.

Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that Rhopressa®, RoclatanTM or any future product candidates infringe. For example, pending applications may exist that claim or can be amended to claim subject matter that Rhopressa®, RoclatanTM or any future product candidates infringe. Competitors may file continuing patent applications claiming priority to already issued patents in the form of continuation, divisional, or continuation-in-part applications, in order to maintain the pendency of a patent family and attempt to cover Rhopressa®, RoclatanTM or any future product candidates.
Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that Rhopressa®, RoclatanTM or any future product candidates or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable and cover our products or their use, the holders of any of these patents may be able to block our ability to commercialize Rhopressa® or RoclatanTM or any future product candidates, if approved, unless we acquire or obtain a license under the applicable patents or until the patents expire. We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our current product and potential products or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.
We may be subject to claims that we or our employees have misappropriated the intellectual property, including trade secrets, of a third party, or claiming ownership of what we regard as our own intellectual property.
Many of our employees were previously employed at universities, biotechnology companies or other pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including members of our senior management, executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees do not use the intellectual property and other proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed such intellectual property, including trade secrets or other proprietary information. Litigation may be necessary to defend against these claims. We are not aware of any threatened or pending claims related to these matters or concerning the agreements with members of our senior management, but litigation may be necessary in the future to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
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
We will need to obtain regulatory approval of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.
We assigned the trade names Rhopressa® and Roclatan™ to our now FDA-approved product and our advanced-stage product candidate, respectively, in 2014, with the trademark application for registration for Rhopressa® accepted by the USPTO and the trademark application for registration for RoclatanTM pending from the USPTO. The trade name Rhopressa® was approved by the FDA. Roclatan™ and any other names we intend to use for our current or any future product candidates will require approval from the FDA and applicable non-U.S. regulatory authorities regardless of whether we have secured a formal trademark registration from the USPTO or applicable non-U.S. regulatory authorities. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. Regulatory authorities outside the United States conduct their own investigations. If the FDA or applicable non-U.S. authorities object to any of our proposed product names, we may be required to adopt an alternative name for Rhopressa® outside the United States, RoclatanTM or any future product candidates. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for such product or product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA or applicable non-U.S. authorities. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize Rhopressa® outside the United States, RoclatanTM or any future product candidates.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation extending the terms of our patents and obtaining data exclusivity for Rhopressa®, RoclatanTM or any future product candidates, our business may be materially harmed.
Depending upon the timing, duration and specifics of FDA regulatory approval for Rhopressa® and RoclatanTM and any future product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Patent term extensions, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA.
The application for patent term extension is subject to approval by the USPTO, in conjunction with the FDA. It takes at least six months to obtain approval of the application for patent term extension. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain earlier approval of competing products, and our ability to generate revenues could be materially adversely affected.
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
Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Vicente Anido, Jr., our Chairman of the Board of Directors and Chief Executive Officer, Thomas A. Mitro, our President and Chief Operating Officer, Richard J. Rubino, our Chief Financial Officer, or Casey C. Kopczynski, our Chief Scientific Officer, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not currently carry “key person” insurance on the lives of members of executive management. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
We will need to continue to significantly increase the size of our organization, and we may experience difficulties in managing growth.
We are currently a small company with 160 full-time employees as of December 31, 2017. In order to commercialize and manufacture Rhopressa® and RoclatanTM and any future product candidates, if approved, we will need to substantially increase our operations. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company. We are currently expanding our employment base due to the FDA approval and planned commercial launch of Rhopressa®, the build-out and future operation of our manufacturing plant in Ireland and the continued research activities to expand our pipeline and expect to expand our employment base to approximately 400 when we are in the full commercial and manufacturing stage for Rhopressa® and RoclatanTM, if approved.
Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our management, personnel and systems currently in place may not be adequate to support our future growth. Our future financial performance and our ability to commercialize Rhopressa® and RoclatanTM and any future product candidates, if approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our research programs, clinical trials and the regulatory process effectively;

•	manage the development of our manufacturing plant and the manufacturing of Rhopressa®, RoclatanTM and any future product candidates for clinical and commercial use;

•	integrate current and additional management, administrative, financial, manufacturing and sales and marketing personnel;

•	develop a marketing and sales infrastructure;

•	hire new personnel necessary to effectively commercialize and manufacture Rhopressa® and RoclatanTM and any future product candidates, if approved;

•	continue to develop and maintain our administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.
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
Interest rates and the ability to access credit markets could also adversely affect the ability of patients, payers and distributors to purchase, pay for and effectively distribute Rhopressa® or RoclatanTM or any future product candidates, if approved. Similarly, these macroeconomic factors could affect the ability of our contract manufacturers, sole-source or single-source suppliers, collaboration partners or licensees to remain in business or otherwise develop, manufacture or supply product. Failure by any of them to remain in business could affect our ability to manufacture Rhopressa® or RoclatanTM or any future product candidates, if approved, or develop additional product candidates or technologies.
If we engage in acquisitions or licenses in the future, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions or licenses.
We may attempt to acquire or license businesses, technologies, services, products or product candidates in the future that we believe are a strategic fit with our business. For example, on October 4, 2017, we acquired the rights to use PRINT® technology and certain other assets from Envisia Therapeutics Inc. We have no present agreement regarding any material acquisitions or licenses. However, if we do undertake any acquisitions or licenses, the process of integrating an acquired or licensed business, technology, service, product or product candidate into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions or licenses could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions or licenses could also result in the incurrence of debt, actual or contingent liabilities or the amortization of expenses related to intangible assets, any of which could adversely affect our operating results.
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
Business interruptions could delay the development of our potential products and our manufacturing activities, and could disrupt our potential sales.
Our principal executive office and research facility are located in Durham, North Carolina, and our clinical and finance operations are located in Bedminster, New Jersey. We also have offices in Irvine, California, Malta and Ireland and lease space for a new manufacturing plant in Ireland. We are vulnerable to natural disasters, such as severe storms, and other adverse events that could disrupt our operations. We carry limited insurance for natural disasters and other adverse events and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.
Our business and operations would suffer in the event of system failures.
Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs, manufacturing activities and/or commercialization efforts. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of Rhopressa® and the further development or commercialization of RoclatanTM and any future product candidates could be delayed.
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
We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates. We will face an even greater risk when we commercially sell Rhopressa® or RoclatanTM or any future product candidates, if approved. We maintain primary product liability insurance and excess product liability insurance that cover our clinical trials, and we have and plan to maintain insurance against product liability lawsuits for commercial sale of Rhopressa® and RoclatanTM and any future product candidates, if approved. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials and, in the future, commercial use of Rhopressa® or RoclatanTM or any future product candidates, if approved, for which our insurance coverage may not be adequate, and the cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial.
For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Rhopressa® or RoclatanTM or any future product candidates, if approved. Regardless of the merits or eventual outcome, liability claims may result in:

•	reduced resources of our management to pursue our business strategy;

•	decreased demand for Rhopressa® or RoclatanTM or any future product candidates, if approved;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire trial programs;

•	initiation of investigations by regulators;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	significant costs to defend resulting litigation;

•	diversion of management and scientific resources from our business operations;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.
We have increased our insurance coverage as Rhopressa® received FDA approval. However, the product liability insurance we will need to maintain in connection with the commercial sale of Rhopressa®, and will need to obtain in connection with commercial sales of RoclatanTM and any future product candidates if and when they receive regulatory approval, may be unavailable in adequate amounts or at a reasonable cost. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the commercial production and sale of Rhopressa® or the development and commercial production and sale of RoclatanTM or any future product candidates if and when they obtain regulatory approval, which could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.
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
Our stock price has been volatile and is likely to continue to be volatile. The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant impact on the market price of our common stock:

•	the results of our testing and clinical trials;

•	announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	any adverse changes to our relationships with manufacturers, suppliers, licensees or collaboration partners;

•	the results of our efforts to develop, acquire or license additional product candidates or technologies;

•	variations in the level of expenses related to Rhopressa®, RoclatanTM or preclinical and clinical development programs;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	actual versus expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the capital markets;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
In addition, the stock market, in general, and pharmaceutical and biotechnology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Further, any decline in the financial markets and related factors beyond our control may cause our stock price to decline rapidly and unexpectedly.
Any securities litigation, could result in substantial damages and may divert management’s time and attention from our business.
A putative securities class action lawsuit was filed against us and certain of our officers and directors in 2015, which has now concluded. If our stock price experiences volatility, we may be the subject of additional securities litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus on our business activities. Any adverse determination in litigation could also subject us to significant liabilities.
Certain of our existing stockholders, executive officers and directors own a significant percentage of our common stock and may be able to influence or control matters submitted to our stockholders for approval.
Our officers and directors, and stockholders who own more than 5% of our outstanding common stock, beneficially own approximately 50.1% of our common stock as of December 31, 2017. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with ownership concentration. Some or all of our stockholders may be able to influence or determine matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.
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
Additionally, under certain circumstances, our amended and restated certificate of incorporation renounces any interest or expectancy that we have in, or in being offered an opportunity to participate in, corporate opportunities that are presented to certain entities or their affiliates and certain other related parties (whether or not any such person is our director). These provisions will apply even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the listing requirements of the securities exchange on which our common stock is traded, and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC and NASDAQ may also impose various additional requirements on public companies. We have incurred, and we will continue to incur, additional legal, accounting and other expenses that we did not previously incur, particularly as we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to continue to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
We ceased to be an “emerging growth company” as of the end of the year ended December 31, 2017. We are now subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, among other additional requirements. Compliance with Section 404 will be expensive and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. Moreover, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our common stock to fall. Any failure to file accurate and timely quarterly and annual reports that we are required to file with the SEC under the Exchange Act could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Market or other adverse consequences that would materially harm our business.
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our restated certificate of incorporation and our bylaws, as well as provisions of the Delaware General Corporation Law (“DGCL”), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office and research facility is located in Durham, North Carolina, our regulatory, commercial support and other administrative activities are located in Irvine, California, and our clinical and finance operations are located in Bedminster, New Jersey. We also have offices in Malta and Ireland and lease space for a new manufacturing plant in Athlone, Ireland. Our Durham, North Carolina, facility consists of approximately 45,400 square feet of laboratory and office space under leases that expire between June 2020 and June 2024, our Irvine, California, location consists of approximately 37,300 square feet of office space under a lease that expires in January 2022, and our Bedminster, New Jersey, location consists of approximately 17,800 square feet of office space under a lease that expires in August 2020. Our manufacturing plant in Ireland consists of approximately 30,000 square feet of interior floor space and is under lease through at least September of 2027. We may require additional space and facilities as our business expands.
ITEM 3. LEGAL PROCEEDINGS
We may periodically become subject to legal proceedings and claims arising in connection with our business. Except as previously disclosed for matters which have now concluded, we are not a party to any known litigation, are not aware of any unasserted claims and do not have contingency reserves established for any litigation liabilities.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The NASDAQ Global Market under the symbol “AERI.” On February 14, 2018, the closing price for our common stock as reported on The NASDAQ Global Market was $52.55. The following table sets forth the high and low intraday sale prices per share of our common stock for the periods indicated as reported by The NASDAQ Global Market.

	High	Low
2017
Fourth Quarter	$66.60	$48.49
Third Quarter	61.30	47.05
Second Quarter	59.50	38.14
First Quarter	51.85	37.70

2016
Fourth Quarter	$43.40	$32.05
Third Quarter	41.72	16.61
Second Quarter	19.99	11.89
First Quarter	24.08	10.82
Stockholders
As of February 14, 2018, we had 39,492,900 shares of common stock outstanding held by approximately 164 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
$680
$580
$480
$380
$280
$180
$80
12/2013
12/2014
12/2015
12/2016
12/2017
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

Recent Sales of Unregistered Securities
On October 4, 2017, as part of the consideration for the purchase of assets from Envisia, 263,146 unregistered shares of our common stock were issued pursuant to the Asset Purchase Agreement (the “Agreement”) by and between us and Envisia. Envisia represented that it is an accredited investor as defined in Regulation D of the Securities Act and the foregoing shares were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to that exemption specified by the provisions of Section 4(a)(2). See Note 1 to our consolidated financial statements appearing elsewhere in this report for additional details on the Envisia asset acquisition.
Use of Proceeds from Registered Securities
On November 3, 2014, we filed a shelf registration statement on Form S-3 (the “2014 Registration Statement”) that permitted the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock and permitted sales of common stock by certain selling stockholders.
On September 15, 2016, we filed a shelf registration statement on Form S-3 (the “2016 Registration Statement”). The 2016 Registration Statement permits the offering, issuance and sale by us of our common stock. On May 25, 2017 and December 19, 2017, we filed prospectus supplements to the base prospectus dated September 15, 2016 (the “2017 Prospectus Supplements”), which permitted the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million and $75.0 million, respectively, of our common stock.
As of December 31, 2017, we have issued and sold 7,044,750 shares of common stock under our prior “at-the-market” sales agreements and received net proceeds of approximately $207.7 million, after deducting fees and expenses. During the year ended December 31, 2017, 1,111,038 shares were issued and sold, and we received net proceeds of approximately $61.1 million, after deducting fees and expenses. Sales under our prior “at-the-market” sales agreements were made pursuant to the 2014 Registration Statement, the 2016 Registration Statement and the 2017 Prospectus Supplements. The “at-the-market” offering that commenced on December 19, 2017 was completed in January 2018. There are no remaining shares available for issuance under the 2014 Registration Statement or the 2017 Prospectus Supplements.
Any remaining net proceeds from these sales are held as cash deposits and in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data for the periods and as of the dates indicated. You should read the following selected financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. We have derived the statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this report. We have derived the statements of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	YEAR ENDED DECEMBER 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Statement of Operations Data:
Selling, general and administrative expenses	$73,615	$44,478	$30,635	$20,103	$10,287
Research and development expenses	72,078	52,394	44,451	29,869	11,883
Total operating expenses	145,693	96,872	75,086	49,972	22,170
Loss from operations	(145,693)	(96,872)	(75,086)	(49,972)	(22,170)
Other income (expense), net	(1,170)	(1,994)	862	1,839	(8,978)
Net loss before income taxes	(146,863)	(98,866)	(74,224)	(48,133)	(31,148)
Income tax (benefit) expense	(1,758)	193	139	—	—
Net loss	$(145,105)	$(99,059)	$(74,363)	$(48,133)	$(31,148)
Net loss per common share—basic and diluted(1)	$(4.11)	$(3.40)	$(2.88)	$(2.00)	$(6.38)
Weighted average number of common shares outstanding—basic and diluted(1)	35,324,472	29,135,583	25,781,230	24,086,651	4,955,760

	AS OF DECEMBER 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$197,569	$197,945	$91,060	$85,586	$69,649
Investments	52,086	35,717	59,310	72,614	—
Total assets	290,276	248,254	159,127	159,835	70,458
Convertible notes, net	123,845	123,539	123,236	122,906	—
Total stockholders’ equity	135,599	105,344	18,775	28,042	66,976
 ____________________

(1)	Prior to 2014, net loss per common share reflects the accretion on convertible preferred stock and, where applicable, preferred stock dividends.

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
Overview
We are an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma and other diseases of the eye. Our strategy is to commercialize our FDA-approved product, Rhopressa®, in North American markets and advance our product candidate, RoclatanTM, to regulatory approval. We are in the process of building a commercial team that will include approximately 100 sales representatives to target approximately 12,000 high prescribing eye-care professionals throughout the United States. This sales force of 100 sales representatives will initially be responsible for sales of Rhopressa®, and will also be responsible for sales of RoclatanTM, if approved. We also seek to enhance our longer-term commercial potential by identifying and advancing additional product candidates. This may be accomplished through our internal discovery efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional ophthalmic products or technologies or product candidates that complement our current product portfolio, such as our recent collaboration with DSM, whereby we have access to their bio-erodible polymer technology, and our acquisition of assets from Envisia, designed to advance our progress in developing potential future product candidates to treat retinal diseases, as discussed below.
Our strategy also includes developing our business outside of North America, including obtaining regulatory approval in Europe and Japan on our own for Rhopressa® and RoclatanTM. If we obtain regulatory approval, we currently expect to commercialize Rhopressa® and RoclatanTM in Europe on our own, and likely partner for commercialization in Japan. In 2015, we revised our corporate structure to align with our business strategy outside of North America by establishing Aerie Limited and Aerie Ireland Limited. We assigned the beneficial rights to our non-U.S. and non-Canadian intellectual property for Rhopressa® and RoclatanTM to Aerie Limited. As part of the IP Assignment, we and Aerie Limited entered into a research and development cost-sharing agreement pursuant to which we and Aerie Limited will share the costs of the development of intellectual property and Aerie Limited and Aerie Ireland Limited entered into a license arrangement pursuant to which Aerie Ireland Limited will develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment. In 2016, we assigned the beneficial rights to certain of our intellectual property in the United States and Canada to Aerie Distribution and amended and restated the research and development cost-sharing agreement to transfer our rights and obligations under the agreement to Aerie Distribution.
In January 2017, we announced that we are building a new manufacturing plant in Athlone, Ireland, although we will continue to use product sourced from our current contract manufacturer based in the United States. This will be our first manufacturing plant, which is expected to produce commercial supplies of Rhopressa® and, if approved, RoclatanTM. Our current contract manufacturer started producing commercial supply of Rhopressa® prior to Rhopressa® obtaining FDA approval in anticipation of such approval. Commercial supply from our own manufacturing plant is expected to be available by 2020. We are also in the process of adding a second contract manufacturer, which we expect may produce commercial supply by as early as the end of 2018.
We own the worldwide rights to all indications for Rhopressa® and RoclatanTM. We have patent protection for Rhopressa® and RoclatanTM in the United States through at least 2030 and internationally, through dates ranging from 2030 to 2037. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions, methods of use, and synthetic methods.
Product and Product Candidate Overview
Rhopressa®, our product approved by the FDA, has demonstrated that it reduces IOP through ROCK inhibition, its MOA, by which Rhopressa® increases the outflow of aqueous humor through the TM, which accounts for approximately 80% of fluid drainage from the eye. Our late-stage pipeline consists of RoclatanTM, a single-drop fixed-dose combination of Rhopressa® and latanoprost, which reduces IOP through the same MOA as Rhopressa® and, through a second MOA, utilizing the ability of latanoprost to increase the outflow of aqueous humor through the uveoscleral pathway, the eye’s secondary drain. Both are taken once-daily in the evening and have shown in preclinical and clinical trials to be effective in reducing IOP, with a favorable safety profile.
Rhopressa®
Our FDA-approved product, Rhopressa®, is a once-daily eye drop designed to reduce elevated IOP in patients with open-angle glaucoma or ocular hypertension. The active ingredient in Rhopressa®, netarsudil, is a Rho kinase inhibitor. We believe that Rhopressa® represents the first of a new drug class for reducing IOP in patients with glaucoma in over 20 years. Based on clinical data, we expect that Rhopressa® will have the potential to compete with non-PGA products as a preferred adjunctive therapy to PGAs, due to its targeting of the diseased TM, its demonstrated ability to reduce IOP at consistent levels across tested baselines, and its preferred once-daily dosing relative to currently marketed non-PGA products. Adjunctive therapies currently represent nearly one-half of the glaucoma prescription market in the United States, according to IQVIA. We believe that Rhopressa® may also become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs and for patients who choose to avoid the cosmetic issues associated with PGA products.
We resubmitted our NDA for Rhopressa® to the FDA on February 28, 2017, and received approval from the FDA on December 18, 2017, two months earlier than the scheduled PDUFA date of February 28, 2018. FDA approval was based on efficacy data from three Phase 3 registration trials for Rhopressa®, Rocket 1, Rocket 2 and Rocket 4, in which once-daily Rhopressa® was demonstrated to be non-inferior to twice-daily timolol. In addition, the 12-month safety data from the Rocket 2 registration trial confirmed a favorable safety profile for the drug and demonstrated a consistent IOP-reducing effect throughout the 12-month period at the specified measurement time points. We also included as supportive data the 90-day efficacy results of our Mercury 1 trial for RoclatanTM, further discussed below, with the NDA submission for Rhopressa®.
Our Rocket 4 trial for Rhopressa® was designed to generate adequate six-month safety data for European regulatory approval, along with efficacy and safety data from our other Phase 3 registration trials for Rhopressa®, Rocket 1 and Rocket 2. We expect to file an MAA for Rhopressa® with the EMA in the second half of 2018. We also initiated Phase 1 and Phase 2 clinical trials in the United States in the fourth quarter of 2017, which are designed to meet the requirements of Japan’s PMDA for potential regulatory submission of Rhopressa® in Japan. These clinical trials enrolled Japanese and Japanese-American subjects to support subsequent Phase 3 registration trials that are expected to be conducted in Japan.
RoclatanTM
Our advanced-stage product candidate, RoclatanTM, is a once-daily fixed-dose combination of Rhopressa® and latanoprost. We believe, based on our clinical data, that RoclatanTM has the potential to provide a greater IOP-reducing effect than any currently marketed glaucoma medication. Therefore, we believe that RoclatanTM, if approved, could compete with both PGA and non-PGA therapies and become the product of choice for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite use of currently available therapies.
We have completed two Phase 3 registration trials for RoclatanTM. The first Phase 3 registration trial for RoclatanTM, named “Mercury 1,” was a 12-month safety trial with a 90-day efficacy readout. Mercury 1 achieved its primary efficacy endpoint of demonstrating statistical superiority of RoclatanTM to each of its components, including Rhopressa® and the market-leading PGA, latanoprost, and the safety and tolerability results showed no drug-related serious adverse events. On July 19, 2017, we announced the Mercury 1 12-month safety results, noting the safety results for RoclatanTM showed no treatment-related serious adverse events and minimal evidence of treatment-related systemic effects. There were no new adverse events that developed over the 12-month period relative to the 90-day results, and there were no drug-related serious or systemic adverse events.
The second Phase 3 registration trial for RoclatanTM, named “Mercury 2,” was a 90-day efficacy and safety trial also designed to demonstrate statistical superiority of RoclatanTM to each of its components. The Mercury 2 trial design was identical to that of Mercury 1, except that Mercury 2 was a 90-day trial without the additional nine-month safety extension included in Mercury 1. Both Mercury 1 and Mercury 2 achieved their 90-day primary efficacy endpoints of demonstrating statistical superiority of RoclatanTM over each of its components at all measured time points in patients with maximum baseline IOPs of above 20 mmHg to below 36 mmHg. We expect to submit an NDA for RoclatanTM to the FDA in the second quarter of 2018.
Mercury 1 and Mercury 2 will also be used for European approval of RoclatanTM, and we initiated a third Phase 3 registration trial for RoclatanTM, named “Mercury 3,” in Europe during the third quarter of 2017. Mercury 3, a six-month safety trial, is designed to compare RoclatanTM to Ganfort®, a fixed-dose combination product of bimatoprost, a PGA, and timolol marketed in Europe. If successful, Mercury 3 is expected to improve our commercialization prospects in Europe. We currently expect to read out topline 90-day efficacy data for the trial in the first half of 2019 and to submit an MAA with the EMA for RoclatanTM by the end of 2019.

Pipeline Opportunities
Our stated objective is to build a major ophthalmic pharmaceutical company. We are evaluating possible uses of our existing proprietary portfolio of Rho kinase inhibitors beyond glaucoma and ophthalmology. Our owned preclinical small molecule, AR-13503 (an earlier generation of which was known as AR-13154), has demonstrated the potential for the treatment of diabetic retinopathy and wet AMD by inhibiting Rho kinase and Protein kinase C. As the active metabolite of AR-13154(S), AR-13503 has shown lesion size decreases in an in vivo preclinical model of wet AMD at levels similar to the current market-leading wet AMD anti-VEGF product. When used in combination with the market-leading anti-VEGF product, AR-13503 produced greater lesion size reduction than the anti-VEGF product alone in a model of proliferative diabetic retinopathy. This molecule has not yet been tested in humans in a clinical trial setting. Pending additional studies, AR-13503 may have the potential to provide an entirely new mechanism and pathway to treat diabetic retinopathy, wet AMD and related diseases of the retina, such as DME. We expect to submit an IND for AR-13503 in 2019. Since AR-13503 is a small molecule with a short half-life, and the aforementioned diseases are located in the back of the eye, a delivery mechanism is needed to deliver the molecule to the back of the eye for a sustained delivery period.
To that end, on July 31, 2017, we announced that we entered into a collaborative research, development and licensing agreement with DSM, a global science-based company headquartered in the Netherlands. The research collaboration agreement includes an option to license DSM’s bio-erodible polymer implant technology for sustained delivery of certain Aerie compounds to treat ophthalmic diseases. This technology uses polyesteramide polymers to produce an injectable, thin fiber that is minute in size. Preclinical experiments have demonstrated early success in conjunction with AR-13503, including demonstration of linear, sustained elution rates over several months and achievement of target retinal drug concentrations.
Further, on October 4, 2017, we acquired the rights to use PRINT® technology in ophthalmology and certain other assets from Envisia. The PRINT® technology is a proprietary system capable of creating precisely-engineered sustained release products utilizing fully-scalable manufacturing processes. In addition, we acquired Envisia’s intellectual property rights relating to Envisia’s preclinical dexamethasone steroid implant for the potential treatment of DME that also utilizes the PRINT® technology, which we refer to as AR-1105. We expect to submit an IND for AR-1105 in late 2018. We will also focus on using PRINT® to manufacture injectable implants containing AR-13503, potentially in conjunction with the bio-erodible polymer from DSM.
We may continue to enter into research collaboration arrangements, license, acquire or develop additional product candidates and technologies to broaden our presence in ophthalmology, and we continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners. We are currently focused on the evaluation of technologies for the delivery of our owned molecules to the back of the eye over sustained periods. We are also currently screening our owned library of Rho kinase inhibitors for indications beyond ophthalmology, considering third-party studies and trials have demonstrated potential for Rho kinase inhibition in treating certain disease categories. We are initially focused on exploring potential opportunities for our molecules in pulmonary health, dermatology and cancers.
Financial Overview
Our cash, cash equivalents and investments totaled $249.7 million as of December 31, 2017, and we have subsequently raised an additional $136.2 million through a now-completed “at-the-market” offering and through sales of our common stock pursuant to an underwriting agreement dated January 23, 2018 related to a registered public offering. We believe our cash and investments balances are adequate to provide for our current ongoing needs, though there may be need for additional financing activity as we continue to grow, including the potential use of a line of credit to finance the potential growth in our inventories and accounts receivable once Rhopressa® is launched, which we expect to be in the mid-second quarter of 2018. See “—Liquidity and Capital Resources” below for further discussion.
We have incurred net losses since our inception in June 2005. To date, we have not generated any revenue. We received FDA approval for Rhopressa® on December 18, 2017, and expect to launch Rhopressa® in the United States in mid-second quarter of 2018. As a result, we expect to commence generating product revenues from sales of Rhopressa® in mid-2018. We will not generate any revenue from RoclatanTM or any future product candidates unless and until we obtain regulatory approval and commercialize such products.
Historically, our operations have primarily been limited to research and development and raising capital. As of December 31, 2017, we had an accumulated deficit of $461.7 million. We recorded net losses of $145.1 million, $99.1 million and $74.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our capital resources and business efforts are largely focused on preparation for commercialization of Rhopressa®, advancing our product pipeline, international expansion and construction of our manufacturing facility in Athlone, Ireland. As a result, we expect to continue to incur operating losses until such a time when Rhopressa® is, or RoclatanTM or any other products that may be approved in the future are, commercially successful, if at all. If we do not successfully commercialize Rhopressa® or RoclatanTM or any future product candidates, if approved, we may be unable to generate product revenue or achieve profitability. We may be required to obtain further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for all officers and employees in general management, sales and marketing, manufacturing, finance, and administration. Other significant expenses include pre-approval commercial-related manufacturing costs, pre-launch sales and marketing planning activities, facilities expenses and professional fees for audit, tax, legal and other services.
We expect that our selling, general and administrative expenses will increase due to the commercialization efforts for Rhopressa®, including the expected hiring of sales representatives and additional employees focused on sales, marketing and manufacturing activities.
Research and Development Expenses
We expense research and development costs to operations as incurred. Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense for research and development personnel;

•	expenses incurred under agreements with CROs, contract manufacturing organizations and service providers that assist in conducting clinical trials and preclinical studies;

•	costs associated with any collaboration arrangements, licenses or acquisitions of preclinical molecules, product candidates or technologies;

•	costs associated with preclinical activities and development activities;

•	costs associated with regulatory operations; and

•	depreciation expense for assets used in research and development activities.
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
Excluding the $24.8 million of expense recognized in 2017 related to the Envisia asset acquisition, we expect that our research and development expenses will increase in 2018 due to clinical trial activities for both Rhopressa® and RoclatanTM for jurisdictions outside of the United States and for research initiatives aimed at advancing our pipeline, including our preclinical molecules and technologies focused on retinal diseases.
Other Income (Expense), Net
Other income (expense) primarily includes interest income, interest expense, and foreign exchange gains and losses. Interest income primarily consists of interest earned on our cash and cash equivalents and investments, and amortization or accretion of discounts and premiums on our investments. Interest expense consists of interest expense under the 2014 Convertible Notes, including the amortization of debt discounts and issuance costs. Foreign exchange gains and losses are primarily due to the remeasurement of our Euro-denominated liability related to our build-to-suit lease obligation, which is held by a subsidiary with a U.S. dollar functional currency.

Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of stock-based compensation, fair value measurements and certain research and development expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report. The following accounting policies are the most critical in fully understanding and evaluating our reported financial results and affect significant judgments and estimates that we use in the preparation of our financial statements.
Accrued Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to CROs in connection with clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturing organizations and service providers that assist in conducting preclinical and clinical trials or that produce commercial inventory prior to FDA approval; and

•	fees paid to service providers for audit, tax, legal and other services.
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
Fair Value Measurements
We record certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The estimated fair value of the 2014 Convertible Notes was $327.6 million and $209.6 million as of December 31, 2017 and 2016, respectively. The increase in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the increase in the closing price of our common stock on December 31, 2017 as compared to December 31, 2016.

Acquisitions
We evaluate acquisitions to determine whether the acquisition is a business combination or an acquisition of assets under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 805: Business Combinations (“ASC Topic 805”). Business combinations are accounted for using the acquisition method of accounting, whereby assets acquired and liabilities assumed are recorded as of the acquisition date at their respective fair values and any excess of the fair value of the consideration transferred over the fair value of the net assets acquired is recorded as goodwill. In an asset acquisition that does not constitute a business, no goodwill is recognized, and the net assets acquired are generally recorded at cost. In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The ASU clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new standard was effective for us beginning on January 1, 2018; however, we elected to early adopt this ASU as of July 1, 2017. Under ASC Topic 805, including the provisions of ASU 2017-01, the October 4, 2017 transaction to acquire assets from Envisia was determined to meet the criteria of an asset acquisition rather than a business combination, resulting in a $24.8 million charge to research and development expense on the consolidated statement of operations and comprehensive loss in the three months ended December 31, 2017 for acquired in-process research and development (“IPR&D”). Significant judgment is required in estimating the fair value of intangible assets and in a determination of whether an acquisition is a business combination or an acquisition of assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
Stock-Based Compensation
We recognize compensation costs related to stock options granted to employees ratably over the requisite service period, which in most cases is the vesting period of the award for employees, based on the estimated fair value of the awards on the date of grant. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of the awards granted to non-employees is remeasured each period until the related service is complete. The fair value of restricted stock awards (“RSAs”), including restricted stock awards with non-market performance and service conditions (“PSAs”) is determined based on the fair value of our common stock on the date of grant. Compensation expense related to RSAs is recognized ratably over the vesting period. As the PSAs have multiple performance conditions, compensation expense is recognized for each vesting tranche over the respective requisite service period of each tranche if and when we deem it probable that the performance conditions will be satisfied. Compensation expense for stock purchase rights under our employee stock purchase plan is measured and recognized on the date that we become obligated to issue shares of our common stock and is based on the difference between the fair value of our common stock and the purchase price on such date.
Significant Factors, Assumptions and Methodologies Used in Determining Fair Value
Determining the appropriate fair value measurement of stock-based awards requires the use of subjective assumptions. We estimate the fair value of options to purchase common stock using the Black-Scholes option pricing model, which is affected by our common stock fair values as well as assumptions regarding a number of other subjective variables. These other variables include the expected term of the options, our expected stock price volatility over the expected term of the options, risk-free interest rates and expected dividends.
We estimate the fair value of stock options at the grant date using the following assumptions:

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

•
Forfeiture. Forfeitures are recognized in the period in which they occur. See Note 2 to our consolidated financial statements appearing elsewhere in this report for an explanation of our forfeiture policy election change and the related financial statement impact based on the new guidance effective January 1, 2017. Prior to the adoption of this guidance, forfeitures were estimated such that we only recognized expense for the shares expected to vest, and adjustments were made if actual forfeitures differed from those estimates.

•
Dividend Yield. Except for a one-time cash dividend related to the spin-off of certain non-core intellectual property that occurred in 2012, we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

Key weighted average assumptions utilized in the fair value calculation for the underlying common stock as of December 31, 2017, 2016 and 2015 appear in the table below.

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
Expected term (years)	6.0	6.0	6.1
Expected stock price volatility	84%	84%	74%
Risk-free interest rate	2.0%	1.4%	1.6%
Dividend yield	—	—	—
Tax Valuation Allowance
A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. Realization of future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Due to our history of operating losses and lack of available evidence supporting future taxable income, we maintain a valuation allowance on all of our deferred tax assets as of December 31, 2017, with the exception of a release of valuation allowance during the year on a deferred tax asset related to a $1.7 million AMT refund that we expect to receive under the Tax Act. The amount of refund expected to be received is recorded as a non-current receivable.
Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016
The following table summarizes the results of our operations for the years ended December 31, 2017 and 2016:

	YEAR ENDED DECEMBER 31,		CHANGE	% CHANGE
	2017	2016
	(in thousands, except percentages)
Selling, general and administrative expenses	$73,615	$44,478	$29,137	66%
Research and development expenses	72,078	52,394	19,684	38%
Total operating expenses	145,693	96,872	48,821	50%
Loss from operations	(145,693)	(96,872)	(48,821)	50%
Other income (expense), net	(1,170)	(1,994)	824	(41)%
Net loss before income taxes	$(146,863)	$(98,866)	$(47,997)	49%
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $29.1 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily associated with the expansion of our employee base to support the growth of our operations as well as expenses incurred in connection with preparatory commercial manufacturing activities, which commenced in 2016.
Employee-related expenses increased by $15.0 million, including an increase in employee stock-based compensation expense of $7.0 million. Our preparatory commercial manufacturing activities have primarily been related to the validation and scale-up of our current manufacturing activities for which we incurred $10.6 million of expenses during the year ended December 31, 2017. Certain of our direct preparatory commercial operations and manufacturing activities were recognized in selling, general and administrative expenses prior to receiving FDA approval of Rhopressa®. Going forward, certain of these costs will be capitalized as inventory. Expenses related to our pre-launch sales and marketing planning activities increased by $5.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016.
Research and development expenses
Research and development expenses increased by $19.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily related to the acquisition of assets from Envisia in which $24.8 million of acquired IPR&D was expensed during the year ended December 31, 2017. Excluding the impact of the Envisia asset acquisition, research and development expenses decreased by $5.1 million primarily related to the completion of the Phase 3 registration trials for Rhopressa® and RoclatanTM for U.S. approval, partially offset by expenses incurred for RoclatanTM registration trials for European approval and for Rhopressa® clinical trials designed for potential future approval in Japan. Research and development expenses for Rhopressa® totaled $5.3 million and $12.0 million for the years ended December 31, 2017 and 2016, respectively. Research and development expenses for RoclatanTM totaled $7.5 million and $15.4 million for the years ended December 31, 2017 and 2016, respectively. In addition, employee-related expenses increased by $6.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to an increase in headcount to support the growth of our operations.
Other income (expense), net
Other income (expense), net consists of the following:

	YEAR ENDED DECEMBER 31		CHANGE	% CHANGE
	2017	2016
	(in thousands, except percentages)
Interest income	$1,753	$639	$1,114	NM
Interest expense	(2,368)	(2,537)	169	(7)%
Other income (expense)	(555)	(96)	(459)	NM
	$(1,170)	$(1,994)	$824	(41)%
Other income (expense), net decreased by $0.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease was primarily related to additional interest income for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to the increase in our cash, cash equivalents and investments, partially offset by an increase in unrealized foreign exchange loss included in other expense related to the remeasurement of our Euro-denominated build-to-suit lease obligation, which is held by a subsidiary with a U.S. dollar functional currency.

Comparison of the Years Ended December 31, 2016 and 2015
The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015:

	YEAR ENDED DECEMBER 31,		CHANGE	% CHANGE
	2016	2015
	(in thousands, except percentages)
Selling, general and administrative expenses	$44,478	$30,635	$13,843	45%
Research and development expenses	52,394	44,451	7,943	18%
Total operating expenses	96,872	75,086	21,786	29%
Loss from operations	(96,872)	(75,086)	(21,786)	29%
Other income (expense), net	(1,994)	862	(2,856)	NM
Net loss before income taxes	$(98,866)	$(74,224)	$(24,642)	33%
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $13.8 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily associated with the expansion of our employee base to support the growth of our operations as well as expenses incurred in connection with preparatory commercial manufacturing activities, which commenced in 2016.
Employee-related expenses increased by $6.2 million, including an increase in employee stock-based compensation expense of $2.6 million. Our preparatory commercial manufacturing activities were related to the validation and scale-up of our manufacturing activities for which we incurred $7.5 million of expenses during the year ended December 31, 2016.
Research and development expenses
For the year ended December 31, 2016, our research and development activity was primarily associated with Phase 3 registration trials for Rhopressa® and RoclatanTM. Research and development expenses increased by $7.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Costs for RoclatanTM increased by $11.6 million as a result of commencing Mercury 1 and preparatory activities for our other Phase 3 registration trials for RoclatanTM. Costs for Rhopressa® decreased by $10.0 million. Both Rocket 1 and Rocket 2 commenced in July 2014. Rocket 1 was completed in April 2015 and we began to incur expenses for Rocket 4 in mid-2015. In addition, employee-related expenses increased by $3.6 million as a result of an increase in headcount to support the growth of our operations.
Other income (expense), net
Other income (expense), net consists of the following:

	YEAR ENDED DECEMBER 31		CHANGE	% CHANGE
	2016	2015
	(in thousands, except percentages)
Interest income	$639	$464	$175	38%
Interest expense	(2,537)	(2,493)	(44)	2%
Other income (expense)	(96)	2,891	(2,987)	NM
	$(1,994)	$862	$(2,856)	NM
Other income (expense), net decreased by $2.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily due to a $2.9 million state tax benefit recognized in 2015 upon the sale of deferred state tax benefits to unrelated third parties, which did not occur in 2016.

Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities and the issuance of convertible notes. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when Rhopressa® is, or RoclatanTM or any other products that may be approved in the future are, commercially successful, if at all.
Sources of Liquidity
Since our initial public offering in October 2013, we have issued:

•
$125.0 million aggregate principal amount of the 2014 Convertible Notes, for which we received net proceeds of approximately $122.9 million, after deducting discounts and certain expenses of $2.1 million,

•
Approximately 11.0 million shares of our common stock through December 31, 2017, for which we received net proceeds of approximately $351.3 million, after deducting fees and expenses. This includes approximately $207.7 million of net proceeds from our prior “at-the-market” sales agreements, of which approximately $61.1 million were received during the year ended December 31, 2017, and approximately $143.6 million of net proceeds from the issuance of shares of our common stock pursuant to underwriting agreements, related to registered public offerings, of which approximately $72.7 million were received during the year ended December 31, 2017, and

•
Subsequent to December 31, 2017, we sold approximately 2.3 million additional shares of our common stock, for which we received net proceeds of approximately $136.2 million, after deducting fees and expenses, upon the completion of an “at-the-market” offering that commenced in December 2017 and pursuant to an underwriting agreement, dated January 23, 2018, related to a registered public offering.

As of December 31, 2017, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $249.7 million. We believe that our cash, cash equivalents and investments as of December 31, 2017 will provide sufficient resources for our current ongoing needs through at least the next twelve months. See “—Operating Capital Requirements.”
Cash Flows
The following table summarizes our sources and uses of cash:

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
Net cash (used in) provided by:	(in thousands)
Operating activities	$(93,213)	$(79,840)	$(55,746)
Investing activities	(42,807)	18,100	9,382
Financing activities	135,644	168,625	51,838
Net (decrease) increase in cash and cash equivalents	$(376)	$106,885	$5,474
Operating Activities
During the years ended December 31, 2017, 2016 and 2015, our operating activities used net cash of $93.2 million, $79.8 million and $55.7 million, respectively. The increase in net loss from operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to the expansion of our employee base and commercial operations and manufacturing activities in preparation for the launch of Rhopressa®. The increases are partially offset by reductions in expenditures for clinical trials as the Phase 3 registration trials for Rhopressa® and RoclatanTM concluded in the United States.
Investing Activities
During the year ended December 31, 2017, our investing activities used net cash of $42.8 million primarily related to purchases of available-for-sale investments of $104.5 million, purchases of property, plant and equipment of $16.0 million, primarily related to the build-out of our manufacturing plant in Ireland, and a $10.5 million cash payment for the acquisition of assets from Envisia, which were partially offset by maturities and sales of available-for-sale investments of $88.2 million. During the year ended December 31, 2016, our investing activities provided net cash of $18.1 million primarily related to maturities and sales of available-for-sale investments of $58.3 million, which were partially offset by purchases of available-for-sale investments of $35.2 million and purchases of property, plant and equipment of $5.1 million to support the growth of our operations. During the year ended December 31, 2015, our investing activities provided net cash of $9.4 million primarily related to maturities and sales of available-for-sale investments of $59.5 million, which were partially offset by purchases of available-for-sale investments of $46.9 million and purchases of software and equipment of $3.3 million.
Financing Activities
During the years ended December 31, 2017, 2016 and 2015, our financing activities provided net cash of $135.6 million, $168.6 million and $51.8 million, respectively. The net cash provided by financing activities during the years ended December 31, 2017, 2016 and 2015 was primarily related to the issuance and sale of common stock under our prior “at-the-market” sales agreements and under underwriting agreements related to registered public offerings, from which we received net proceeds of approximately $134.2 million, $167.4 million and $50.5 million, respectively.
Capital Requirements
We expect to incur ongoing operating losses until such a time when Rhopressa® is, or RoclatanTM or any other products that may be approved in the future are, commercially successful, if at all. We received FDA approval for Rhopressa® on December 18, 2017, and expect to launch Rhopressa® in the United States in mid-second quarter of 2018. As a result, we expect to commence generating product revenues related to sales of Rhopressa® in mid-2018.
Our principal liquidity requirements are for: working capital; future increased operational expenses; commercialization and manufacturing activities; expenses associated with developing our pipeline opportunities, including pursuing strategic growth opportunities; costs associated with executing our international expansion strategy, including clinical and potential commercialization activities in Europe and Japan; contractual obligations; capital expenditures, including completing our manufacturing plant in Ireland; and debt service payments.
In January 2017, we entered into a lease agreement for a new manufacturing plant in Ireland under which we are leasing approximately 30,000 square feet of interior floor space for build-out. Capital expenditures related to the manufacturing plant totaled approximately $17.4 million in 2017. Estimated remaining equipment, construction and other related capital costs as of December 31, 2017 are approximately $27 million (excluding the potential impact of foreign exchange rate fluctuations), of which approximately $24 million is expected to be spent in 2018.
We believe that our cash, cash equivalents and investments balance as of December 31, 2017 together with the financing net proceeds received in January 2018, discussed above, will provide sufficient resources to support our commercial activities for Rhopressa® through at least the next twelve months and to support the expected approval and planned commercialization of RoclatanTM in the United States.
Our future funding requirements will depend on many factors, including, but not limited to the following:

•
costs of commercialization activities for Rhopressa® and RoclatanTM and any future product candidates, if approved, including the costs and timing of establishing product sales, marketing, manufacturing and distribution capabilities, and related product sales performance;

•	commercial performance of Rhopressa® and RoclatanTM or any future product candidates, if approved;

•	costs, timing and outcome of seeking regulatory approval;

•	timing and costs of our ongoing and future clinical trials and preclinical studies;

•	costs to complete our new manufacturing plant in Ireland;

•
costs of any follow-on development or products, including the exploration and/or development of any additional indications or additional opportunities for new ophthalmic product candidates, delivery alternatives and new therapeutic areas;

•	costs of any new business strategies;

•	costs of operating as a public company, including legal, compliance, accounting and investor relations activities;

•	terms and timing of any acquisitions, collaborations, licensing, consulting or other arrangements; and

•	filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.
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
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception in June 2005. We expect to continue to incur NOLs until Rhopressa® and RoclatanTM and any future product candidates, if approved, are commercially successful, if at all. We received FDA approval for Rhopressa® on December 18, 2017, and expect to launch Rhopressa® in mid-second quarter of 2018. As a result, we expect to commence generating product revenues related to sales of Rhopressa® in mid-2018; however, we do not expect to generate taxable income in 2018. The NOLs may be utilized to offset taxable income generated in the future.
As of December 31, 2017, we had federal and state NOL carryforwards of approximately $196.2 million and $271.3 million, respectively, which will begin to expire at various dates beginning in 2024 through 2037, if not utilized.
NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.
On December 22, 2017, the Tax Act was signed into law and enacted significant changes to the Internal Revenue Code of 1986, as amended. This new tax legislation, among other changes, reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Under U.S. GAAP, deferred tax assets and liabilities are required to be revalued during the period in which the new tax legislation is enacted, which resulted in the remeasurement of our federal deferred tax assets and liabilities as of December 31, 2017 to reflect the effects of the enacted changes in tax rate. As we provide a full valuation allowance on our net deferred tax assets, there was no impact to income tax expense in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2017 as a result of the remeasurement. The Tax Act also repealed the corporate AMT for tax years beginning after December 31, 2017, and provides that existing AMT credit carryovers are refundable in tax years beginning after December 31, 2017. We have approximately $1.7 million of AMT credit carryovers that we expect to be fully refunded between 2019 and 2022. The Tax Act also limits various business deductions, modifies the maximum deduction of NOLs and includes various international tax provisions. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017, and we will continue to analyze additional information and guidance related to certain aspects of the Tax Act in assessing the potential impact on Aerie in the future. However, we do not expect the impact of the Tax Act to be material over the next twelve months given we do not expect to generate taxable income in 2018. On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant may not have the necessary information available in reasonable detail to complete the accounting for certain income tax effects. We have recognized provisional tax impacts related to the revaluation of our net deferred tax assets and the income tax benefit recognized for refundable AMT. The final impact assessment will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Act, and may differ from provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, the filing of our tax return and actions the we may take as a result of the Tax Act.
Outstanding Indebtedness
As of December 31, 2017, our total indebtedness consisted of our $125.0 million aggregate principal amount of 2014 Convertible Notes. For a discussion of the 2014 Convertible Notes, see Note 7 to our consolidated financial statements appearing elsewhere in this report.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2017:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
	(in thousands)
Lease obligations(1)	$15,633	$3,454	$6,592	$3,431	$2,156
Convertible Notes(2)	125,000	—	—	125,000	—
Interest payments on Convertible Notes(2)	8,757	2,188	4,381	2,188	—
Purchase obligations(3)	9,447	8,416	1,031	—	—
	$158,837	$14,058	$12,004	$130,619	$2,156

(1)
Our lease obligations are primarily related to our principal executive office and research facility in Durham, North Carolina, and corporate offices in Bedminster, New Jersey, Irvine, California and Dublin, Ireland. Additionally, the table reflects rental payments related to a lease agreement we entered into in January 2017 for a new manufacturing plant in Athlone, Ireland, under which we are leasing approximately 30,000 square feet of interior floor space for build-out. We are permitted to terminate the lease agreement beginning in September 2027. Obligations denominated in foreign currencies have been translated to U.S. dollars at the foreign exchange rates in effect at December 31, 2017.

(2)
On September 30, 2014, we issued the 2014 Convertible Notes, which mature on the seventh anniversary from the date of issuance, unless earlier converted, and bear interest at a rate of 1.75% per annum. Refer to Note 7 to our consolidated financial statements included elsewhere in this report for further information.

(3)	Purchase obligations primarily include non-cancelable commitments under our contract manufacturing agreements.
In October 2017, we entered into the Agreement with Envisia pursuant to which we made an upfront cash payment of $10.5 million and issued 263,146 shares of Aerie’s common stock valued at approximately $14.3 million. Under the terms of the Agreement, we may also be required to make contingent milestone payments of up to $45.0 million in aggregate, which are excluded from the table above. As these payments are contingent upon the achievement of certain regulatory approval, our requirement to make such payments in the future, if at all, is highly uncertain. We have no other contractual obligations or commitments that are not subject to our existing financial statement accrual processes.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC regulations.
Jumpstart our Business Startups Act of 2012
As of the year ended December 31, 2017, we ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, since the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2017. As a result, beginning with this Annual Report on Form 10-K for the year ended December 31, 2017, we are subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, included herein.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this report regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our cash and cash equivalents consisted of cash and money market funds. Our investments consisted of commercial paper, corporate bonds, certificates of deposits, or other highly-rated investments. We do not currently engage in any hedging activities against changes in interest rates. Given the short-term nature of our cash, cash equivalents and investments and our investment policy, we do not believe that a change in market interest rates would have a material impact on our financial condition or results of operations. The 2014 Convertible Notes carry a fixed interest rate and, as such, are not subject to interest rate risk.
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies, but has a U.S. dollar functional currency. We do not currently have any derivative instruments or a foreign currency hedging program. To date and during the year ended December 31, 2017, foreign currency exposure and foreign currency financial instruments have not been material.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The financial statement schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:
(a)(1) Financial Statements
See “Index to Consolidated Financial Statements” beginning on page F-1 of this report.
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

4.1.1
First Amendment to Note Purchase Agreement, dated as of December 28, 2016, by and among Aerie Pharmaceuticals, Inc., Deerfield Private Design Fund III, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P. and Deerfield Special Situations Funds, L.P (incorporated by reference to Exhibit 4.1.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

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

4.4	Form of Guaranty (included in Exhibit 4.1.1) (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

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

10.16.1
Amendment to Amended and Restated Employment Agreement, dated as of March 6, 2017, by and between Aerie Pharmaceuticals, Inc. and Thomas Mitro (incorporated by reference to Exhibit 10.16.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

10.17
Amended and Restated Employment Agreement, dated as of December 18, 2013, between Aerie Pharmaceuticals, Inc. and Richard Rubino (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on December 20, 2013).

10.17.1
Amendment to Amended and Restated Employment Agreement, dated as of March 6, 2017, by and between Aerie Pharmaceuticals, Inc. and Richard Rubino (incorporated by reference to Exhibit 10.17.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

10.18
Employment Agreement, dated as of December 18, 2013, between Aerie Pharmaceuticals, Inc. and Casey Kopczynski (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on December 20, 2013).

10.18.1
Amendment to Employment Agreement, dated as of March 6, 2017, by and between Aerie Pharmaceuticals, Inc. and Casey Kopczynski (incorporated by reference to Exhibit 10.18.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

10.19
Aerie Pharmaceuticals, Inc. Amended & Restated Inducement Award Plan (originally adopted as of December 7, 2016) (amended and restated as of October 4, 2017) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-8 Registration Statement (File No. 333-221442) filed on November 9, 2017).

10.20
Form of Aerie Pharmaceuticals, Inc. Inducement Award Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

10.21
Form of Aerie Pharmaceuticals, Inc. Inducement Award Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

†	Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.
*	Filed herewith.

**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015 (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (v) Notes to Consolidated Financial Statements.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: March 1, 2018	By:	/S/ VICENTE ANIDO, JR., PH.D.
Vicente Anido, Jr., Ph.D.
Chief Executive Officer, Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ VICENTE ANIDO, JR., PH.D.	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	March 1, 2018
Vicente Anido, Jr., Ph.D.

/S/ RICHARD J. RUBINO	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018
Richard J. Rubino

/S/ GERALD D. CAGLE, PH.D.	Director	March 1, 2018
Gerald D. Cagle, Ph.D.

/S/ RICHARD CROARKIN	Director	March 1, 2018
Richard Croarkin

/S/ MECHIEL M. DU TOIT	Director	March 1, 2018
Mechiel M. du Toit

/S/ MURRAY A. GOLDBERG	Director	March 1, 2018
Murray A. Goldberg

/S/ BENJAMIN F. MCGRAW III, PHARM. D.	Director	March 1, 2018
Benjamin F. McGraw III, Pharm. D.

/S/ JULIE MCHUGH	Director	March 1, 2018
Julie McHugh

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AERIE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Aerie Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aerie Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 1, 2018
We have served as the Company’s auditor since 2011.

AERIE PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	DECEMBER 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$197,569	$197,945
Short-term investments	52,086	35,717
Prepaid expenses and other current assets	4,487	4,028
Total current assets	254,142	237,690
Property, plant and equipment, net	31,932	7,857
Other assets	4,202	2,707
Total assets	$290,276	$248,254
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,245	$5,610
Accrued expenses and other current liabilities	18,939	13,761
Total current liabilities	25,184	19,371
Convertible notes, net	123,845	123,539
Other non-current liabilities	5,648	—
Total liabilities	154,677	142,910
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of December 31, 2017 and December 31, 2016; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2017 and December 31, 2016; 36,947,637 and 33,458,607 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	37	33
Additional paid-in capital	597,318	422,002
Accumulated other comprehensive loss	(28)	(68)
Accumulated deficit	(461,728)	(316,623)
Total stockholders’ equity	135,599	105,344
Total liabilities and stockholders’ equity	$290,276	$248,254
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
Operating expenses
Selling, general and administrative	$73,615	$44,478	$30,635
Research and development	72,078	52,394	44,451
Total operating expenses	145,693	96,872	75,086
Loss from operations	(145,693)	(96,872)	(75,086)
Other income (expense), net	(1,170)	(1,994)	862
Net loss before income taxes	(146,863)	(98,866)	(74,224)
Income tax (benefit) expense	(1,758)	193	139
Net loss	$(145,105)	$(99,059)	$(74,363)
Net loss per common share—basic and diluted	$(4.11)	$(3.40)	$(2.88)
Weighted average number of common shares outstanding—basic and diluted	35,324,472	29,135,583	25,781,230

Net loss	$(145,105)	$(99,059)	$(74,363)
Unrealized gain (loss) on available-for-sale investments	40	111	(72)
Comprehensive loss	$(145,065)	$(98,948)	$(74,435)
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2014	24,018,577	$24	$171,326	$(107)	$(143,201)	$28,042
Issuance of common stock, net of commissions and expenses of $1,496	1,754,556	2	50,371	—	—	50,373
Issuance of common stock upon exercise of stock purchase rights	5,029	—	96	—	—	96
Exercise of stock options	296,716	—	1,282	—	—	1,282
Issuance of common stock upon exercise of warrants	314,368	—	9	—	—	9
Issuance of common stock for restricted stock awards, net	69,249	—	—	—	—	—
Stock-based compensation	—	—	12,945	—	—	12,945
Excess tax benefit	—	—	463	—	—	463
Other comprehensive loss	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(74,363)	(74,363)
Balances at December 31, 2015	26,458,495	26	236,492	(179)	(217,564)	18,775
Issuance of common stock, net of discounts, commissions and expenses of $5,963	6,721,529	7	167,158	—	—	167,165
Issuance of common stock upon exercise of stock purchase rights	75,205	—	1,120	—	—	1,120
Exercise of stock options	149,186	—	591	—	—	591
Issuance of common stock for restricted stock awards, net	54,192	—	(153)	—	—	(153)
Stock-based compensation	—	—	16,794	—	—	16,794
Other comprehensive income	—	—	—	111	—	111
Net loss	—	—	—	—	(99,059)	(99,059)
Balances at December 31, 2016	33,458,607	33	422,002	(68)	(316,623)	105,344
Issuance of common stock, net of discounts, commissions and expenses of $3,458	2,506,387	2	133,810	—	—	133,812
Issuance of common stock upon exercise of stock purchase rights	27,953	—	1,050	—	—	1,050
Exercise of stock options	201,592	1	827	—	—	828
Issuance of common stock for restricted stock awards, net	489,952	1	(751)	—	—	(750)
Shares issued for asset acquisition	263,146	—	14,302	—	—	14,302
Stock-based compensation	—	—	26,078	—	—	26,078
Other comprehensive income	—	—	—	40	—	40
Net loss	—	—	—	—	(145,105)	(145,105)
Balances at December 31, 2017	36,947,637	$37	$597,318	$(28)	$(461,728)	$135,599
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(145,105)	$(99,059)	$(74,363)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,410	970	252
Amortization of debt discounts	306	303	305
Amortization and accretion of premium or discount on investments, net	9	525	570
Acquisition of assets expensed to research and development	24,802	—	—
Stock-based compensation	26,078	16,794	12,945
Unrealized foreign exchange loss	601	—	—
Changes in operating assets and liabilities
Prepaid, current and other assets	(2,239)	(1,852)	(840)
Accounts payable, accrued expenses and other current liabilities	925	2,479	5,385
Net cash used in operating activities	(93,213)	(79,840)	(55,746)
Cash flows from investing activities
Acquisition of assets from Envisia	(10,500)	—	—
Purchase of available-for-sale investments	(104,490)	(35,169)	(46,872)
Proceeds from sales and maturities of investments	88,153	58,346	59,534
Purchase of property, plant and equipment	(15,970)	(5,077)	(3,280)
Net cash (used in) provided by investing activities	(42,807)	18,100	9,382
Cash flows from financing activities
Proceeds from sale of common stock, net	134,215	167,383	50,451
Proceeds related to issuance of stock for stock-based compensation arrangements, net	1,429	1,242	1,387
Net cash provided by financing activities	135,644	168,625	51,838
Net change in cash and cash equivalents	(376)	106,885	5,474
Cash and cash equivalents, at beginning of period	197,945	91,060	85,586
Cash and cash equivalents, at end of period	$197,569	$197,945	$91,060
Supplemental disclosures
Cash paid for interest	$2,188	$2,192	$2,186
Cash paid for income taxes	$—	$1,790	$600
Non-cash investing and financing activities:
Equity issued for Envisia Asset Acquisition	$14,302	$—	$—
Capital lease obligation	$689	$—	$—
Deferred costs from the sale of common stock	$403	$70	$—
Build-to-suit lease transaction (Note 5)
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Notes to the Consolidated Financial Statements

1.    The Company
Aerie Pharmaceuticals, Inc. (“Aerie”), with its wholly-owned subsidiaries, Aerie Distribution, Inc., Aerie Pharmaceuticals Limited and Aerie Pharmaceuticals Ireland Limited (“Aerie Distribution,” “Aerie Limited” and “Aerie Ireland Limited,” respectively, together with Aerie, the “Company”), is an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma and other diseases of the eye. The Company has its principal executive offices in Durham, North Carolina, and operates as one business segment.
The Company has an FDA-approved product, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”), and an advanced-stage product candidate, RoclatanTM (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“RoclatanTM”), both designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. The Company intends to commercialize Rhopressa® and RoclatanTM, if approved, on its own in North American markets. The Company’s strategy also includes pursuing regulatory approval for Rhopressa® and RoclatanTM in Europe and Japan on its own. Rhopressa®, is a once-daily eye drop designed to reduce elevated IOP in patients with open-angle glaucoma or ocular hypertension that received U.S. Food and Drug Administration (“FDA”) approval on December 18, 2017. The Company expects to launch Rhopressa® in the United States in mid-second quarter of 2018. The Company also intends to file a marketing authorization application with the European Medicines Agency for Rhopressa® in the second half of 2018. Additionally, the Company has commenced Phase 1 and Phase 2 clinical trial activities for Rhopressa® on Japanese patients in the United States and anticipates conducting future Phase 3 registration trials in Japan with the objective of receiving regulatory approval of Rhopressa® in Japan. The Company’s advanced-stage product candidate, RoclatanTM, is a once-daily fixed-dose combination of Rhopressa® and latanoprost for which the Company plans to submit a New Drug Application (“NDA”) to the FDA in the second quarter of 2018. The Company is currently conducting a Phase 3 trial, named Mercury 3, in Europe comparing RoclatanTM to Ganfort®, which if successful, is expected to improve its commercialization prospects in that region. Mercury 3 is not necessary for approval in the United States.
In 2015, the Company revised its corporate structure to align with its business strategy outside of North America by establishing Aerie Limited and Aerie Ireland Limited. Aerie assigned the beneficial rights to its non-U.S. and non-Canadian intellectual property for Rhopressa® and RoclatanTM to Aerie Limited (the “IP Assignment”). As part of the IP Assignment, Aerie and Aerie Limited entered into a research and development cost-sharing agreement pursuant to which Aerie and Aerie Limited will share the costs of the development of intellectual property and Aerie Limited and Aerie Ireland Limited entered into a license arrangement pursuant to which Aerie Ireland Limited will develop and commercialize the beneficial rights of the intellectual property assigned as part of the IP Assignment. In 2016, Aerie assigned the beneficial rights to certain of Aerie’s intellectual property in the United States and Canada to Aerie Distribution, and amended and restated the research and development cost sharing agreement to transfer Aerie’s rights and obligations under the agreement to Aerie Distribution.
On July 31, 2017, the Company entered into a collaborative research, development and licensing agreement with DSM, a global science-based company headquartered in the Netherlands. The research collaboration agreement includes an option to license DSM’s bio-erodible polymer implant technology for evaluating its application to the delivery of certain Aerie compounds to treat ophthalmic diseases. This technology uses polyesteramide polymers to produce an injectable, thin fiber that is minute in size. Preclinical experiments have demonstrated early success in conjunction with Aerie’s preclinical molecule, AR-13503, including demonstration of linear, sustained elution rates over several months and achievement of target retinal drug concentrations.
On October 4, 2017, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Envisia Therapeutics Inc. (“Envisia”) to acquire the rights to use PRINT® technology in ophthalmology, as well as rights relating to Envisia’s preclinical dexamethasone steroid implant for the potential treatment of diabetic macular edema that utilizes the PRINT® technology, referred to as AR-1105. Under the terms of the Agreement, the Company (a) made an upfront cash payment of $10.5 million and issued 263,146 shares of Aerie’s common stock valued at approximately $14.3 million and (b) agreed to make potential milestone payments of up to an aggregate of $45.0 million, contingent upon the achievement of certain product regulatory approvals. Under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805: Business Combinations (“ASC Topic 805”), including the provisions of Accounting Standards Update (“ASU”) 2017-01 (see Note 2), the Company accounted for the transaction as an asset acquisition rather than a business combination, and expensed $24.8 million of acquired in-process research and development (“IPR&D”) to research and development in the consolidated statement of operations and comprehensive loss during the three months ended December 31, 2017. In addition, any milestone payments will be recognized only once the contingency is resolved and such amounts are payable.
The Company has not yet commenced commercial operations and therefore has not generated product revenue. The Company received FDA approval for Rhopressa® on December 18, 2017, and expects to launch Rhopressa® in mid-second quarter of 2018. As a result, Aerie expects to commence generating product revenues related to sales of Rhopressa® in mid-2018. The Company’s activities since inception have primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has incurred losses and experienced negative operating cash flows since inception. The Company has funded its operations primarily through the sale of equity securities (Note 9) and issuance of convertible notes (Note 7).
If the Company does not successfully commercialize Rhopressa®, RoclatanTM or any future product candidates, it may be unable to generate product revenue or achieve profitability. Accordingly, the Company may be required to obtain further funding through public or private offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.
2.    Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Aerie and its wholly-owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
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
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment.
Cash Equivalents
The Company’s cash and cash equivalents are held principally at several financial institutions and at times may exceed insured limits. The Company has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.
Inventories
Prior to the date the Company obtains regulatory approval for any of its product candidates, manufacturing costs related to commercial production are expensed as selling, general and administrative expense. Once regulatory approval is obtained, the Company capitalizes such costs as inventory. Rhopressa® obtained regulatory approval on December 18, 2017, but no inventory was produced from the approval date through year end; therefore, no inventory has been capitalized on the consolidated balance sheet as of December 31, 2017.
Inventories will be stated at the lower of cost or estimated realizable value. The Company will determine the cost of inventory using the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment, Net
Property, plant and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Construction-in-progress reflects amounts incurred for property, plant or equipment construction or improvements that have not been yet placed in service, which primarily relates to the build-out of the Company’s manufacturing plant in Ireland. Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net loss.
The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software including external direct costs of materials and services involved with the software development. Capitalized software costs are included in property, plant and equipment and are amortized over its useful life beginning when the software project is substantially complete and the asset is ready for its intended use. Costs incurred during the preliminary project stage and post-implementation stage, along with maintenance and training costs, are expensed as incurred.
Estimated useful lives by major asset category are as follows:

Manufacturing equipment	10 years
Laboratory equipment	7 years
Furniture and fixtures	5 years
Software and computer equipment	3 years
Leasehold improvements	Lower of estimated useful life or term of lease
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2017, 2016 and 2015, no such impairment losses have been recorded by the Company.
Acquisitions
The Company evaluates acquisitions to determine whether the acquisition is a business combination or an acquisition of assets under ASC Topic 805. Business combinations are accounted for using the acquisition method of accounting, whereby assets acquired and liabilities assumed are recorded as of the acquisition date at their respective fair values and excess of the fair value of the consideration transferred over the fair value of the net assets acquired is recorded as goodwill. In an asset acquisition that does not constitute a business, no goodwill is recognized, and the net assets acquired are generally recorded at cost. See below for an explanation of a new ASU adopted as of July 1, 2017, which clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. Significant judgment is required in estimating the fair value of intangible assets and in a determination of whether an acquisition is a business combination or an acquisition of assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
Our consolidated financial statements as of and for the year ended December 31, 2017 include the impact of the acquisition of assets from Envisia (see Note 1 for additional information).
Research and Development Costs
Research and development costs are charged to expense as incurred and include, but are not limited to:

•	employee-related expenses including salaries, benefits, travel and stock-based compensation expense for research and development personnel;

•	expenses incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies;

•	costs associated with any collaboration arrangements, licenses or acquisitions of preclinical molecules, product candidates or technologies;

•	costs associated with preclinical activities and development activities;

•	costs associated with regulatory operations; and

•	depreciation expense for assets used in research and development activities.
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
Research and development costs also include the cost of IPR&D projects acquired as part of an asset acquisition that have no alternative future use. Milestone payments due to third parties in connection with research and development activities prior to regulatory approval are expensed as incurred, while milestone payments due to third parties upon, or subsequent to, regulatory approval are capitalized and amortized over the estimate useful life.
Stock-Based Compensation
Stock-based compensation for awards granted to employees and non-employees is measured at grant date, based on the estimated fair value of the award. The Company estimates the fair value of options to purchase common stock using a Black-Scholes option pricing model. The Black-Scholes option pricing model utilizes assumptions including expected term, volatility, a risk-free interest rate, and an expected dividend yield. The Company utilized the guidance set forth in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”), to determine the expected term of options, as it does not have sufficient historical exercise and post-vesting termination data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The simplified method utilizes the midpoint between the vesting date and the maximum contractual expiration date as the expected term. Volatility is based on the historical volatility of the Company as well as several public entities that are similar to the Company. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term.
The fair value of restricted stock awards (“RSAs”), including restricted stock awards with non-market performance and service conditions (“PSAs”) is determined based on the fair value of Aerie’s common stock on the date of grant. Compensation expense related to RSAs is recognized ratably over the vesting period. As the PSAs have multiple performance conditions, compensation expense is recognized for each vesting tranche over the respective requisite service period of each tranche if and when the Company’s management deems it probable that the performance conditions will be satisfied. Stock-based compensation related to stock options, RSAs and PSAs is expensed on a straight-line basis over the relevant vesting period. The fair value of unvested awards granted to non-employees is remeasured each period until the related service is complete. Compensation expense for employee stock purchase plan rights (“stock purchase rights”) is measured and recognized on the date that Aerie becomes obligated to issue shares of common stock and is based on the difference between the fair value of Aerie’s common stock and the purchase price on such date. As of the adoption of ASU 2016-09 on January 1, 2017 (see “Adoption of New Accounting Standards” below), the Company accounts for forfeitures as they occur. All stock-based compensation expense is recorded between selling, general and administrative and research and development costs in the consolidated statements of operations and comprehensive loss based upon the underlying employees’ roles within the Company.
Investments
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase. The Company’s investments are comprised of certificates of deposit, commercial paper, corporate bonds and government agency securities that are classified as available-for-sale in accordance with ASC Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Investments are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.
Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in comprehensive loss on the consolidated statements of operations and comprehensive loss and in accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of other income (expense), net. Realized gains or losses were immaterial for the years ended December 31, 2017, 2016 and 2015.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. The carrying value of these investments was not impaired as of December 31, 2017.
Fair Value Measurements
The Company records certain financial assets and liabilities at fair value in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. As defined in the guidance, fair value, defined as an exit price, represents the amount that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering these assumptions, the guidance defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

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
There were no transfers between the different levels of the fair value hierarchy in 2017 or in 2016.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes changes in stockholders’ equity that are excluded from net income (loss), specifically changes in unrealized gains and losses on the Company’s available-for-sale securities.
Income Taxes
Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets that consist of federal and state net operating losses, stock-based compensation and tax credits as of December 31, 2017 and 2016 (Note 8). The Company reduced its valuation allowance during the year ended December 31, 2017 for federal alternative minimum tax (“AMT”) carryforwards that became refundable under the Tax Act (defined herein). See Note 8 for additional information.
The Company recognizes the impact of an uncertain tax position in the consolidated financial statements only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. The Company did not recognize interest or penalties on uncertain tax positions for the years ended December 31, 2017, 2016 or 2015. As of December 31, 2017 and 2016, the Company had no uncertain tax positions.
Adoption of New Accounting Standards
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new standard was effective for the Company beginning on January 1, 2018; however, Aerie elected to early adopt this standard as of July 1, 2017. Under this guidance, the October 4, 2017 transaction to acquire assets from Envisia was determined to meet the criteria of an asset acquisition rather than a business combination resulting in a $24.8 million charge to research and development expense on the consolidated statement of operations and comprehensive loss in the three months ended December 31, 2017. See Note 1 for additional information.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting, which provides guidance related to how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU was effective for the Company beginning on January 1, 2017, with different transition methods for the various provisions. The adoption of ASU 2016-09 had the following impact on the consolidated financial statements and accounting policies:

•
The Company elected to adopt a new policy to recognize forfeitures in the period in which they occur. Prior to the adoption of this guidance, forfeitures were estimated such that expense was recognized for the shares expected to vest, and adjustments were made if actual forfeitures differed from those estimates. The financial statement impact of this policy change was immaterial under the modified retrospective adoption.

•
Classification of excess tax benefits on the statement of cash flows has been prospectively adopted and classified within operating activities in the statement of cash flows for the year ended December 31, 2017. In prior periods, excess tax benefits are shown within financing activities.

•	Classification of taxes paid on employees’ behalf through withholding of shares on restricted stock awards on the statement of cash flows will continue to be classified within financing activities.
Recently Issued Accounting Standards
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance became effective for the Company beginning on January 1, 2018. The impact of the adoption of this guidance on its consolidated financial statements would be dependent on future modifications to share-based payment awards, if any.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which eliminates the exception to the principle in ASC Topic 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. This ASU became effective for the Company on January 1, 2018, and must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to accumulated deficit as of the beginning of the period of adoption. At December 31, 2017, the Company had $2.1 million of income tax effects deferred from past intercompany transactions that are recorded as prepaid assets within other assets, net, at December 31, 2017 that will be adjusted through the opening accumulated deficit as of January 1, 2018.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. This ASU is effective for the Company beginning on January 1, 2020, with early adoption permitted beginning on January 1, 2019. The new guidance prescribes different transition methods for the various provisions. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and for those leases that have lease terms of more than 12 months. The guidance is effective for the Company beginning on January 1, 2019, and all annual and interim periods thereafter, with early adoption permitted, and must be adopted using a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and provides for certain practical expedients. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements and disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance related to the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance became effective for the Company beginning on January 1, 2018 and prescribes different transition methods for the various provisions. The Company does not expect ASU 2016-01 to have a material impact on its consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard states that an entity should recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has subsequently issued amendments to ASU 2014-09 that have the same effective date of January 1, 2018. The future impact of ASU 2014-09 will be dependent on the nature of the Company’s forthcoming revenue contracts and arrangements, if any.
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
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	DECEMBER 31,
	2017	2016	2015
2014 Convertible Notes	5,040,323	5,040,323	5,040,323
Outstanding stock options	6,457,343	5,255,930	4,583,586
Stock purchase warrants	157,500	157,500	157,500
Nonvested restricted stock awards	447,049	164,194	119,993

3.    Investments
Cash, cash equivalents and investments as of December 31, 2017 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and money market funds	$197,569	$—	$—	$197,569
Total cash and cash equivalents	$197,569	$—	$—	$197,569
Investments:
Commercial paper (due within 1 year)	$30,883	$—	$—	$30,883
Corporate bonds (due within 1 year)	21,231	—	(28)	21,203
Total investments	$52,114	$—	$(28)	$52,086
Total cash, cash equivalents and investments	$249,683	$—	$(28)	$249,655

Cash, cash equivalents and investments as of December 31, 2016 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and money market funds	$196,445	$—	$—	$196,445
Commercial paper	1,500	—	—	1,500
Total cash and cash equivalents	$197,945	$—	$—	$197,945
Investments:
Certificates of deposit (due within 1 year)	$6,920	$4	$(1)	$6,923
Corporate bonds (due within 1 year)	27,615	4	(75)	27,544
Government agencies (due within 1 year)	1,250	—	—	1,250
Total investments	$35,785	$8	$(76)	$35,717
Total cash, cash equivalents and investments	$233,730	$8	$(76)	$233,662
4.    Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2017
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and money market funds	$197,569	$—	$—	$197,569
Total cash and cash equivalents:	$197,569	$—	$—	$197,569
Investments:
Commercial paper	$—	$30,883	$—	$30,883
Corporate bonds	—	21,203	—	21,203
Total investments	$—	$52,086	$—	$52,086
Total cash, cash equivalents and investments:	$197,569	$52,086	$—	$249,655

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2016
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and money market funds	$196,445	$—	$—	$196,445
Commercial paper	—	1,500	—	1,500
Total cash and cash equivalents:	$196,445	$1,500	$—	$197,945
Investments:
Certificates of deposit	$—	$6,923	$—	$6,923
Corporate bonds	—	27,544	—	27,544
Government agencies	—	1,250	—	1,250
Total investments	$—	$35,717	$—	$35,717
Total cash, cash equivalents and investments:	$196,445	$37,217	$—	$233,662

Convertible Notes
As of December 31, 2017 and 2016, the estimated fair value of the $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”) was $327.6 million and $209.6 million, respectively. The estimated fair value of the 2014 Convertible Notes was determined using a scenario analysis and Monte Carlo simulation model to capture the various features of the 2014 Convertible Notes. The scenario analysis and Monte Carlo simulation require the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the probability of conversion, stock price volatility, the risk-free interest rate and credit spread. The increase in the estimated fair value of the 2014 Convertible Notes was primarily attributable to the increase in the closing price of Aerie’s common stock on December 31, 2017 compared to December 31, 2016. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.
5.     Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	DECEMBER 31,

	2017	2016
Manufacturing equipment	$2,082	$1,689
Laboratory equipment	3,602	2,537
Furniture and fixtures	1,209	808
Software and computer equipment	1,932	1,732
Leasehold improvements	1,887	641
Construction-in-progress	24,228	2,695
	34,940	10,102
Less: Accumulated depreciation	(3,008)	(2,245)
	$31,932	$7,857
Depreciation expense was $1.4 million, $1.0 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Manufacturing Plant Build-Out
In January 2017, the Company entered into a Euro-denominated lease agreement, expiring in September 2037, for a new manufacturing plant in Athlone, Ireland, under which the Company is leasing approximately 30,000 square feet of interior floor space for build-out. The Company is permitted to terminate the lease beginning in September 2027.
Minimum expected lease payments were as follows at December 31, 2017 (a):

(in thousands)
2018	$262
2019	262
2020	262
2021	262
2022	271
2023 and thereafter	1,579
Total minimum lease payments (b)	$2,898

(a) Uses foreign exchange rates in effect at December 31, 2017.
(b) This represents the obligation through the minimum lease term of September 2027. If the Company utilizes the leased space through the full term of the lease, expiring in September 2037, the total rental payments would be $6.5 million.

The Company is not the legal owner of the leased space. However, in accordance with ASC Topic 840, Leases, the Company is deemed to be the owner of the leased space, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements required. As a result, the Company capitalized approximately $4.2 million as a build-to-suit asset within property, plant and equipment, net and recognized a corresponding build-to-suit facility lease obligation as a liability on its consolidated balance sheets equal to the estimated replacement cost of the building at the inception of the lease.
Additionally, construction costs incurred as part of the build-out and tenant improvements will also be capitalized within property, plant and equipment, net. Costs of approximately $17.4 million have been capitalized during the year ended December 31, 2017, related to both equipment purchases and the build-out of the facility. In 2016, the Company capitalized $2.7 million of manufacturing equipment. Lease payments made under the lease will be allocated to interest expense and the build-to-suit facility lease obligation based on the implicit rate of the build-to-suit facility lease obligation. The build-to-suit facility obligation was approximately $5.7 million as of December 31, 2017, of which $0.3 million was classified within accrued expenses and other current liabilities as of December 31, 2017. The lease obligation is denominated in Euros and is remeasured to U.S. dollars at the balance sheet date with any foreign exchange gain or loss recognized within other income (expense), net on the consolidated statements of operations and comprehensive loss. Unrealized foreign currency loss related to the remeasurement of the build-to-suit facility lease obligation for the year ended December 31, 2017 was $0.6 million.

6.     Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	DECEMBER 31,
(in thousands)	2017	2016
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$7,886	$4,111
Accrued consulting and professional fees	3,841	1,142
Accrued research and development (1)	1,855	5,998
Accrued other(2)	5,357	2,510
	$18,939	$13,761

(1)
Comprised of accruals such as fees for investigative sites, contract research organizations, contract manufacturing organizations and other service providers that assist in conducting preclinical research studies and clinical trials.

(2)	Comprised of accruals related to commercial manufacturing activities, interest payable and other business-related expenses.
7.    Convertible Notes
In September 2014, Aerie issued $125.0 million aggregate principal amount of the 2014 Convertible Notes to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P., collectively with their transferees, “Deerfield.” The 2014 Convertible Notes were issued pursuant to a note purchase agreement (as amended and supplemented from time to time, the “Note Purchase Agreement”), dated as of September 8, 2014, among Aerie and the Deerfield entities party thereto.
The 2014 Convertible Notes bear interest at a rate of 1.75% per annum payable quarterly in arrears on the first business day of each January, April, July and October. The 2014 Convertible Notes mature on the seventh anniversary from the date of issuance, unless earlier converted.
The 2014 Convertible Notes are guaranteed on a senior secured basis by Aerie Distribution. The 2014 Convertible Notes constitute the senior secured obligations of Aerie and Aerie Distribution, collateralized by a first priority security interest in substantially all of the assets of Aerie and Aerie Distribution. The Note Purchase Agreement provides that, upon the request of Aerie, Deerfield will release all of the liens on the collateral and the security agreement will terminate if both of the following occur: (i) beginning one month after FDA approval of either Rhopressa® or RoclatanTM, shares of Aerie’s common stock have traded at a price above $30 per share (subject to adjustment for any subdivision or combination of outstanding common stock) for 30 consecutive trading days, and (ii) Aerie is prepared to close a financing that will be secured by a lien on Aerie’s assets, subject only to the release of the lien on Aerie’s assets held by Deerfield. Also, in connection with the IP Assignment, Aerie granted Deerfield a security interest in certain intercompany promissory notes and pledged 65% of the voting stock of Aerie Limited. Upon the request of Aerie, Deerfield will release the lien on the intercompany promissory notes under certain circumstances.
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
The initial conversion price is $24.80 per share of common stock (equivalent to an initial conversion rate of 40.32 shares of common stock per $1,000 principal amount of 2014 Convertible Notes), representing a 30% premium over the closing price of the common stock on September 8, 2014. The conversion rate and the corresponding conversion price are subject to adjustment for stock dividends (other than a dividend for which Deerfield would be entitled to participate on an as-converted basis), stock splits, reverse stock splits and reclassifications. In addition, in connection with certain significant corporate transactions, Deerfield, at its option, may (i) require Aerie to prepay all or a portion of the principal amount of the 2014 Convertible Notes, plus accrued and unpaid interest, or (ii) convert all or a portion of the principal amount of the 2014 Convertible Notes into shares of common stock or receive the consideration Deerfield would have received had Deerfield converted the 2014 Convertible Notes immediately prior to the consummation of the transaction. The 2014 Convertible Notes provide for an increase in the conversion rate if Deerfield elects to convert their 2014 Convertible Notes in connection with a significant corporate transaction with the current maximum increase to the initial conversion rate being 12.07 shares of common stock per $1,000 principal amount of 2014 Conversion Notes, which decreases over time and is determined by reference to the price of the common stock prior to the consummation of the significant corporate transaction or the value of the significant corporate transaction.
The Note Purchase Agreement contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on Aerie’s and its subsidiaries’ assets. As of December 31, 2017, Aerie was in compliance with the covenants. The Note Purchase Agreement also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in Aerie’s or Aerie Distribution’s representations and warranties to Deerfield; failure to comply with any of the covenants; Aerie’s or Aerie Distribution’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against Aerie and its subsidiaries; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on Aerie’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the 2014 Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding 2014 Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.
The Company recorded the 2014 Convertible Notes as long-term debt at face value less $2.1 million in debt discount and issuance costs incurred at the time of the transaction, which are being amortized to interest expense using the effective interest method through the maturity of the 2014 Convertible Notes. The Company recognized $0.3 million of amortization of debt discount and issuance costs for each of the years ended December 31, 2017, 2016 and 2015.
The table below summarizes the carrying value of the 2014 Convertible Notes as of December 31, 2017 and 2016:

	DECEMBER 31,
(in thousands)	2017	2016
Gross proceeds	$125,000	$125,000
Unamortized debt discount and issuance costs	(1,155)	(1,461)
Carrying value	$123,845	$123,539
Interest expense related to the 2014 Convertible Notes, exclusive of amortization of debt discount and issuance costs, was $2.1 million, $2.2 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8. Income Taxes
The provision for income taxes is based on net loss before income taxes as follows:

	DECEMBER 31,
(in thousands)	2017	2016	2015
Net loss before income taxes:
United States	$(133,113)	$(88,123)	$(59,211)
Other	(13,750)	(10,743)	(15,013)
Net loss before income taxes	$(146,863)	$(98,866)	$(74,224)

The components of the provision for income taxes are as follows:
	DECEMBER 31,
(in thousands, except percentages)	2017	2016	2015
Provision for income taxes:
Current:
United States	$(24)	$193	$139
Other	—	—	—
Total	$(24)	$193	$139
Deferred:
United States	$(1,734)	$—	$—
Other	—	—	—
Total	(1,734)	—	—
Provision for income taxes	$(1,758)	$193	$139
Effective tax rate	1.20%	(0.19)%	(0.19)%
Significant components of the Company’s net deferred income tax assets as of December 31, 2017 and 2016 consist of the following:

	DECEMBER 31,
(in thousands)	2017	2016
Net deferred tax assets:
Net operating loss carryforwards	$58,172	$39,188
Stock-based compensation	13,681	11,845
U.S. tax credit carryforwards	4,182	4,566
Envisia asset acquisition	7,107	—
Other assets, net	242	1,138
Valuation allowance	(83,384)	(56,737)
Total net deferred income taxes	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2017, 2016 and 2015 is as follows:

	DECEMBER 31,
	2017	2016	2015
U.S. federal tax rate	35.00%	35.00%	35.00%
Impact of federal tax legislation	25.82%	—%	—%
State income taxes, net of federal benefit	7.71%	5.34%	(0.90)%
Taxable gain resulting from IP Assignment	—%	—%	(75.31)%
Non-taxable foreign loss	(0.51)%	(2.69)%	(6.98)%
Tax deferral from IP Assignment	(0.10)%	(0.19)%	3.56%
Other	(2.11)%	(1.45)%	0.02%
Change in valuation allowance	(64.61)%	(36.20)%	44.42%
Effective tax rate	1.20%	(0.19)%	(0.19)%
On December 22, 2017, H.R. 1 (commonly referred to as the “Tax Act”) was signed into law and enacted significant changes to the Internal Revenue Code of 1986, as amended. This new tax legislation, among other changes, reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Under U.S. GAAP, deferred tax assets and liabilities are required to be revalued during the period in which the new tax legislation is enacted. Therefore, the deferred tax assets and liabilities were remeasured during the period ended December 31, 2017, resulting in a reduction of the deferred tax asset balance and corresponding valuation allowance of $34.2 million due to the enacted changes in tax rate. The Tax Act also repealed the corporate AMT for tax years beginning after December 31, 2017, and provides that existing AMT credit carryovers are refundable in tax years beginning after December 31, 2017. The Company has approximately $1.7 million of AMT credit carryovers that are expected to be fully refunded between 2019 and 2022. This amount is recorded as a non-current receivable within other assets on the consolidated balance sheet as of December 31, 2017. On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant may not have the necessary information available in reasonable detail to complete the accounting for certain income tax effects. The Company has recognized provisional tax impacts related to the revaluation of its net deferred tax assets and the income tax benefit recognized for refundable AMT. The final impact assessment will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Act, and may differ from provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, the filing of the Company’s tax return and actions the Company may take as a result of the Tax Act.
At December 31, 2017, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $196.2 million and $271.3 million, respectively, which expire from 2024 through 2037. Included in the NOL carryforwards are approximately $8.9 million and $2.3 million of federal and state NOL carryforwards, respectively, related to stock-based awards that were recognized as deferred tax assets upon the adoption of ASU 2016-09 on January 1, 2017. The $3.7 million tax-effected adjustment under ASU 2016-09 related to these NOLs had no net impact on accumulated deficit since this amount was fully offset by a valuation allowance. NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.
Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. Due to the Company’s history of operating losses and lack of available evidence supporting future taxable income, the Company maintains a valuation allowance on all of its deferred tax assets as of December 31, 2017.
The Company reduced the valuation allowance on its deferred tax assets as of December 31, 2017 by $1.7 million related to federal AMT credit carryforwards which became fully refundable under the Tax Act. The increase in valuation allowance as of December 31, 2017 as compared to December 31, 2016 was primarily the result of the increase in NOL carryforwards.
The IP Assignment in 2015 resulted in the recognition of a taxable gain for U.S. federal and state income tax purposes. The income tax expense of $2.8 million was recorded as a prepaid asset and is being amortized into income tax expense over the estimated remaining patent life of the intellectual property subject to the IP Assignment. For the year ended December 31, 2017, the Company’s income tax benefit relates primarily to a deferred income tax benefit recognized for the refundable AMT, as discussed above, partially offset by amortization of the prepaid asset. For the years ended December 31, 2016 and 2015, the Company’s income tax expense relates to the amortization of the prepaid asset.
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
9.    Stockholders’ Equity
During the year ended December 31, 2017, Aerie issued and sold approximately 1.1 million shares of common stock under “at-the-market” sales agreements (“ATMs”) entered into in May 2017 and December 2017, and received net proceeds of approximately $61.1 million, after deducting fees and expenses. The Company also entered into an underwriting agreement, dated May 25, 2017, relating to the registered public offering of approximately 1.4 million shares of Aerie’s common stock at a price to the public of $53.75 per share, and received net proceeds of approximately $72.7 million, after deducting fees and expenses.
Subsequent to December 31, 2017, the Company received net proceeds of approximately $136.2 million through the issue and sale of Aerie’s common stock pursuant to the ATM that commenced in December 2017 and pursuant to an underwriting agreement, dated January 23, 2018, relating to the registered public offering of approximately 1.3 million shares of Aerie’s common stock. See Note 14 for additional information regarding these subsequent events.
During the year ended December 31, 2016, Aerie issued and sold approximately 4.2 million shares of common stock under ATMs entered into in November 2015 and September 2016, and received net proceeds of approximately $96.2 million, after deducting fees and expenses. The Company also entered into an underwriting agreement, dated September 15, 2016, relating to the registered public offering of approximately 2.5 million shares of Aerie’s common stock at a price to the public of $29.50, and received net proceeds of approximately $71.0 million, after deducting fees and expenses.
During the year ended December 31, 2015, Aerie issued and sold approximately 1.8 million shares of common stock under ATMs entered into in November 2014 and November 2015, and received net proceeds of approximately $50.4 million, after deducting fees and expenses.
Holders of common stock are entitled to dividends when and if declared by Aerie’s Board of Directors subject to prior rights of the holders of any preferred stock. The holder of each share of common stock is entitled to one vote.
Warrants
As of December 31, 2017, the following equity classified warrants were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE
75,000	$5.00	February 2019
75,000	$5.00	November 2019
7,500	$5.00	August 2020
223,482	$0.05	December 2019
The warrants outstanding as of December 31, 2017 are all currently exercisable. As of December 31, 2017 and 2016, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the consolidated balance sheets.

10.     Stock-based Compensation
Stock-based compensation expense for options granted, RSAs, PSAs and stock purchase rights are reflected in the consolidated statements of operations and comprehensive loss as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2017	2016	2015
Selling, general and administrative	$19,972	$13,013	$10,445
Research and development	6,106	3,781	2,500
Total	$26,078	$16,794	$12,945
As of December 31, 2017, the Company had $57.1 million of unrecognized compensation expense related to options outstanding under its equity plans. This expense is expected to be recognized over a weighted average period of 3.0 years as of December 31, 2017. As of December 31, 2017, the Company had $11.6 million of unrecognized compensation expense, related to unvested RSAs, including PSAs. This cost is expected to be recognized over a weighted average period of 2.8 years as of December 31, 2017.
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
On December 7, 2016, Aerie’s Board of Directors approved the Inducement Award Plan which provides for the granting of up to 418,000 equity awards in respect of common stock of Aerie and was subsequently amended during the year ended December 31, 2017 to increase the equity awards that may be issued by an additional 874,500 shares. Awards granted under the Inducement Award Plan are intended to qualify as employment inducement awards under NASDAQ Listing Rule 5635(c)(4).
Options to Purchase Common Stock
Weighted average assumptions utilized in the fair value calculation for options to purchase common stock as of December 31, 2017, 2016 and 2015 are as follows:

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
Expected term (years)	6.0	6.0	6.1
Expected stock price volatility	84%	84%	74%
Risk-free interest rate	2.0%	1.4%	1.6%
Dividend yield	—%	—%	—%

The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2016	5,255,930	$14.34
Granted	1,477,759	48.64
Exercised	(241,050)	12.21
Canceled	(35,296)	36.98
Options outstanding at December 31, 2017	6,457,343	$22.15	7.1	$243,240
Options exercisable at December 31, 2017	4,187,293	$13.55	6.2	$193,465
The weighted-average fair values of all stock options granted for the years ended December 31, 2017, 2016 and 2015 was $35.01, $14.48 and $16.19, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 was $8.6 million, $3.9 million and $4.3 million, respectively. The intrinsic value is calculated as the difference between the fair market value at December 31, 2017 and the exercise price per share of the stock options. The fair market value per share of common stock as of December 31, 2017 was $59.75.
The following table provides additional information about stock options that are outstanding and exercisable at December 31, 2017:

EXERCISE PRICE	OPTIONS OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	OPTIONS EXERCISABLE
$0.20 - $10.00	2,002,112	5.2	2,002,112
$10.01 - $16.00	401,578	7.9	199,514
$16.01 - $22.00	1,526,818	7.0	1,197,197
$22.01 - $27.00	294,030	7.3	184,671
$27.01 - $41.00	899,046	7.8	473,259
$41.01 - $64.90	1,333,759	9.4	130,540
	6,457,343		4,187,293
Restricted Stock Awards
The following table summarizes the RSA, including PSAs, activity under the Plans:

	NUMBER OF SH ARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Nonvested RSAs at December 31, 2016	164,194	$19.87
Granted	344,512	48.03
Vested	(59,091)	22.57
Canceled	(2,566)	43.90
Nonvested RSAs at December 31, 2017	447,049	$41.08
The vesting of the RSAs is time and service based with terms of one to four years. The total fair value of restricted stock vested during the years ended December 31, 2017, 2016 and 2015 was $1.3 million, $0.9 million and $0.2 million, respectively. During the year ended December 31, 2017, the Company granted 98,817 RSAs with non-market performance conditions that vest upon the satisfaction of certain performance conditions and service conditions.
Employee Stock Purchase Plan
The Company maintains the 2013 Employee Stock Purchase Plan (the “Purchase Plan”) under which substantially all employees may purchase Aerie’s common stock through payroll deductions and lump sum contributions at a price equal to 85%

of the lower of the fair market values of the stock as of the beginning or the end of the offering periods. Employees may not purchase more than the fair value equivalent of $25,000 of stock during any calendar year. The Purchase Plan provides for the issuance of up to 645,814 shares of Aerie’s common stock.

11.    Commitments and Contingencies
Lease Commitment Summary
The following table presents future minimum commitments of the Company due under non-cancelable operating leases with original or remaining terms in excess of one year as of December 31, 2017. The Company’s operating lease obligations are related to its principal executive office and research facility in Durham, North Carolina, and its offices in Irvine, California, Bedminster, New Jersey, and Dublin, Ireland.
Minimum lease payments under operating leases were as follows at December 31, 2017:

(in thousands)
2018	$2,739
2019	3,046
2020	2,788
2021	2,360
2022	538
2023 and thereafter	577
Total minimum lease payments	$12,048

Rent expense amounted to $2.0 million, $1.4 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is reflected in selling, general and administrative expenses and research and development expenses as determined by the underlying activities occurring at each of the Company’s locations.
The Company acquired certain leased equipment in connection with the Envisia asset acquisition (see Note 1), which qualified for treatment as a capital lease. The minimum lease payments related to this lease are $0.5 million in 2018 and $0.2 million in 2019.
Minimum expected lease payments related to the Company’s manufacturing plant in Athlone, Ireland, are not reflected in the table above (see Note 5).
Litigation
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. Except as previously disclosed for matters which have now concluded, the Company is not a party to any known litigation, is not aware of any unasserted claims and does not have contingency reserves established for any litigation liabilities.
Milestone Payments
In association with the Envisia asset acquisition (see Note 1), contingent milestone payments of up to $45.0 million may be due, subject to achievement of certain product regulatory approvals using the IPR&D assets acquired, if achieved within the 15-year milestone period. These contingent milestone payments are recognized only when the contingency is resolved (the milestone is achieved) and the consideration is paid or becomes payable.
12.    Segment Information
Aerie has one operating segment: the discovery, development and commercialization of pharmaceutical products that address unmet medical needs, focusing on glaucoma and other diseases of the eye. The Company's business is managed by a single management team, which reports to the Chief Executive Officer.

The following table presents total long-lived assets by location:

	DECEMBER 31,
(in thousands)	2017	2016
United States	$6,609	$5,161
Ireland	25,323	2,696
Total long-lived assets	$31,932	$7,857
Included in the above table is $4.2 million related to the value of the building leased for the Company’s build-out of its manufacturing plant in Ireland, which was recognized with a corresponding financing obligation, as the Company was deemed to be the owner of the building during the construction period under U.S. GAAP.
13.    Selected Quarterly Financial Data (Unaudited)
The following table presents selected unaudited quarterly financial information for the years ended December 31, 2017 and 2016. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	FOR THE QUARTER ENDED
(in thousands, except per share amounts)	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
2017
Operating expenses	$60,314	$32,182	$27,768	$25,429
Net loss	$(58,513)	$(32,372)	$(28,433)	$(25,787)
Net loss per common share—basic and diluted	$(1.60)	$(0.89)	$(0.82)	$(0.76)

	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
2016
Operating expenses	$28,757	$23,315	$22,690	$22,110
Net loss	$(29,322)	$(23,814)	$(23,219)	$(22,704)
Net loss per common share—basic and diluted	$(0.87)	$(0.81)	$(0.87)	$(0.85)
14.    Subsequent Events
Subsequent to December 31, 2017, Aerie issued and sold approximately 1.0 million additional shares of common stock in January 2018 and received additional net proceeds of approximately $62.3 million, after deducting fees and expenses, under the ATM that commenced in December 2017. In addition, the Company entered into an underwriting agreement, dated January 23, 2018, related to the registered public offering of approximately 1.3 million shares of Aerie’s common stock and received net proceeds of approximately $74.0 million, after deducting fees and expenses. The transactions were made pursuant to an automatic shelf registration on Form S-3, filed with the SEC on September 15, 2016, that permits the offering, issuance and sale of an unlimited number of shares of common stock from time to time by Aerie. There are no remaining shares available for issuance under the ATM that commenced in December 2017.