Form 10-Q
period 2018-03-31
AERIE PHARMACEUTICALS INC
filed 2018-05-09
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36152

Aerie Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3109565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4301 Emperor Boulevard, Suite 400
Durham, North Carolina 27703
(919) 237-5300
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2018, there were 39,496,520 shares of the registrant’s common stock, par value $0.001, outstanding.

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

•	our commercialization, marketing, manufacturing and supply management capabilities and strategies;

•	third-party payer coverage and reimbursement for Rhopressa® and RoclatanTM and any future product candidates, if approved;

•	the glaucoma patient market size and the rate and degree of market adoption of Rhopressa® and RoclatanTM and any future product candidates, if approved, by eye care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of Rhopressa® and RoclatanTM and any future product candidates, if approved;

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

•
our plans to pursue development of additional product candidates and technologies in ophthalmology, including development of Rhopressa® and RoclatanTM for additional indications, our preclinical retina programs and other therapeutic opportunities, and our plans to explore possible uses of our existing proprietary compounds beyond glaucoma and ophthalmology;

•	the potential advantages of Rhopressa®, RoclatanTM and any future product candidates;

•	our ability to protect our proprietary technology and enforce our intellectual property rights;

•
our expectations regarding collaborations, licensing, acquisitions and strategic operations, including our ability to in-license or acquire additional ophthalmic products, product candidates or technologies; and

ii

•	our stated objective of building a major ophthalmic pharmaceutical company.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, industry change and other factors beyond our control, and depend on regulatory approvals and economic and other environmental circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We discuss many of these risks under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018, and other documents we have filed or furnished with the SEC.
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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	MARCH 31, 2018	DECEMBER 31, 2017
Assets
Current assets
Cash and cash equivalents	$249,501	$197,569
Short-term investments	84,476	52,086
Inventory	1,062	—
Prepaid expenses and other current assets	6,115	4,487
Total current assets	341,154	254,142
Property, plant and equipment, net	47,810	31,932
Other assets	2,079	4,202
Total assets	$391,043	$290,276
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,066	$6,245
Accrued expenses and other current liabilities	19,070	18,939
Total current liabilities	25,136	25,184
Convertible notes, net	123,922	123,845
Other non-current liabilities	5,714	5,648
Total liabilities	154,772	154,677
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of March 31, 2018 and December 31, 2017; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 39,503,110 and 36,947,637 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	40	37
Additional paid-in capital	740,952	597,318
Accumulated other comprehensive loss	(157)	(28)
Accumulated deficit	(504,564)	(461,728)
Total stockholders’ equity	236,271	135,599
Total liabilities and stockholders’ equity	$391,043	$290,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Operating expenses
Selling, general and administrative	$27,823	$14,475
Research and development	12,972	10,954
Total operating expenses	40,795	25,429
Loss from operations	(40,795)	(25,429)
Other income (expense), net	96	(312)
Net loss before income taxes	(40,699)	(25,741)
Income tax expense	—	46
Net loss	$(40,699)	$(25,787)
Net loss per common share—basic and diluted	$(1.05)	$(0.76)
Weighted average number of common shares outstanding—basic and diluted	38,598,827	33,777,395

Net loss	$(40,699)	$(25,787)
Unrealized loss on available-for-sale investments	(129)	(37)
Comprehensive loss	$(40,828)	$(25,824)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Cash flows from operating activities
Net loss	$(40,699)	$(25,787)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	487	291
Amortization of debt discounts	77	76
Amortization and accretion of premium or discount on investments, net	(99)	52
Stock-based compensation	8,719	4,850
Unrealized foreign exchange loss	150	—
Changes in operating assets and liabilities
Inventory	(969)	—
Prepaid, current and other assets	(1,628)	1,427
Accounts payable, accrued expenses and other current liabilities	(6,873)	(5,763)
Net cash used in operating activities	(40,835)	(24,854)
Cash flows from investing activities
Purchase of available-for-sale investments	(56,195)	(45,561)
Proceeds from sales and maturities of investments	23,775	12,860
Purchase of property, plant and equipment	(9,126)	(904)
Net cash used in investing activities	(41,546)	(33,605)
Cash flows from financing activities
Proceeds from sale of common stock, net	135,972	—
(Payments) proceeds related to issuance of stock for stock-based compensation arrangements, net	(1,420)	48
Other	(239)	—
Net cash provided by financing activities	134,313	48
Net change in cash and cash equivalents	51,932	(58,411)
Cash and cash equivalents, at beginning of period	197,569	197,945
Cash and cash equivalents, at end of period	$249,501	$139,534
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
The Company has a U.S. Food and Drug Administration (“FDA”) approved product, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”), and an advanced-stage product candidate, RoclatanTM (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“RoclatanTM”), both designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. The Company intends to commercialize Rhopressa® and RoclatanTM, if approved, on its own in North American markets. The Company’s strategy also includes pursuing regulatory approval for Rhopressa® and RoclatanTM in Europe and Japan on its own.
Rhopressa® is a once-daily eye drop designed to reduce elevated IOP in patients with open-angle glaucoma or ocular hypertension that received FDA approval on December 18, 2017. The Company launched Rhopressa® in the United States at the end of April 2018. The Company also intends to file a marketing authorization application with the European Medicines Agency for Rhopressa® in the second half of 2018. Additionally, the Company completed a Phase 1 clinical trial and commenced a Phase 2 clinical trial in the United States, which are designed to meet the requirements of Japan’s Pharmaceuticals and Medical Devices Agency for potential regulatory submission of Rhopressa® in Japan. These clinical trials include Japanese and Japanese-American subjects to support subsequent Phase 3 registration trials that are expected to be conducted in Japan.
The Company’s advanced-stage product candidate, RoclatanTM, is a once-daily fixed-dose combination of Rhopressa® and latanoprost for which the Company plans to submit a New Drug Application to the FDA in the second quarter of 2018. The Company is currently conducting a Phase 3 trial, named Mercury 3, in Europe comparing RoclatanTM to Ganfort®, which if successful, is expected to improve its commercialization prospects in that region. Mercury 3 is not necessary for approval in the United States.
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
On October 4, 2017, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Envisia Therapeutics Inc. (“Envisia”) to acquire the rights to use PRINT® technology in ophthalmology, as well as rights relating to Envisia’s preclinical dexamethasone steroid implant for the potential treatment of diabetic macular edema that utilizes the PRINT® technology, referred to as AR-1105. The Company will also focus on using PRINT® to manufacture injectable implants containing AR-13503, potentially in conjunction with the bio-erodible polymer from DSM.
The Company had not yet commenced commercial operations as of March 31, 2018 and therefore had not generated product revenue. The Company launched Rhopressa® in the United States in late April 2018. As a result, Aerie commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018. The Company’s activities since inception have primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has incurred losses and experienced negative operating cash flows since inception. The Company has funded its operations primarily through the sale of equity securities (Note 8) and issuance of convertible notes (Note 7).
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
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018 (“2017 Form 10-K”). The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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
Cash Equivalents
The Company’s cash and cash equivalents, which include short-term highly liquid investments with original maturities of three months or less, are held at several financial institutions and at times may exceed insured limits. The Company has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.
Inventories
Prior to the date the Company obtains regulatory approval for any of its product candidates, manufacturing costs related to commercial production for such product candidate are expensed as selling, general and administrative expense. Once regulatory approval is obtained, the Company capitalizes such costs as inventory. Rhopressa® obtained FDA approval on December 18, 2017, but no inventory was produced from the FDA approval date through the end of 2017; therefore, no inventory was capitalized on the consolidated balance sheet as of December 31, 2017. The Company capitalized inventory manufactured and received during the three months ended March 31, 2018. All inventory on the condensed consolidated balance sheet as of March 31, 2018 was classified as finished goods.
Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out (“FIFO”) method.
Property, Plant and Equipment, Net
Property, plant and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Construction-in-progress reflects amounts incurred for property, plant or equipment construction or improvements that have not been yet placed in service, which primarily relates to the build-out of the Company’s manufacturing plant in Ireland (Note 5). Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net loss.

Estimated useful lives by major asset category are as follows:

Manufacturing equipment	10 years
Laboratory equipment	7 years
Furniture and fixtures	5 years
Software and computer equipment	3 years
Leasehold improvements	Lower of estimated useful life or term of lease
Investments
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase. The Company’s investments are comprised of commercial paper and corporate bonds that are classified as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Investments are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.
Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss and in accumulated other comprehensive loss on the condensed consolidated balance sheets. Realized gains and losses, interest earned on the Company’s cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on investments are included as interest income within other income (expense), net. Interest income was $0.8 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. There were no realized gains or losses recognized for the three months ended March 31, 2018 or 2017.
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
There were no transfers between the different levels of the fair value hierarchy during the three months ended March 31, 2018.
Stock-Based Compensation
The estimated fair value of options to purchase common stock is determined on the date of grant using the Black-Scholes option pricing model. Options granted to non-employees are revalued at each financial reporting period until the required service is performed. The fair value of restricted stock awards (“RSAs”) granted is based on the market value of Aerie’s common stock on the date of grant. Compensation expense related to time-based RSAs is expensed on a straight-line basis over the vesting period. For RSAs with non-market performance conditions, the Company evaluates the criteria for each grant to determine the probability that the performance condition will be achieved. Compensation expense for RSAs with non-market performance conditions is recognized over the respective service period when it is deemed probable that the performance condition will be satisfied. Upon issuance and at each reporting period, the fair value of each stock appreciation rights (“SARs”) award is estimated using the Black-Scholes option pricing model and is marked to market through stock-based compensation expense. SARs are liability-based awards as they may only be settled in cash.

Adoption of New Accounting Standards
In March 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which adds guidance to clarify the treatment of income taxes based on changes enacted on December 22, 2017 in H.R. 1 (commonly referred to as the “Tax Act”). ASU 2018-05 incorporates references in ASC Topic 740 to SAB 118, which was issued on December 22, 2017, to address the application of U.S. GAAP in situations when a registrant may not have the necessary information available in reasonable detail to complete the accounting for certain income tax effects. The guidance became effective immediately upon the enactment of the Tax Act in accordance with U.S. GAAP which requires deferred tax assets and liabilities to be revalued during the period in which new tax legislation is enacted. The Company’s final impact assessment on the consolidated financial statements will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Act.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of share-based payment awards must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance became effective for the Company beginning on January 1, 2018. The impact of the adoption of this guidance on its consolidated financial statements would be dependent on future modifications to share-based payment awards, if any.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which eliminates the exception to the principle in ASC Topic 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. This ASU became effective for the Company on January 1, 2018, and was required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to accumulated deficit as of the beginning of the period of adoption. At December 31, 2017, the Company had $2.1 million of income tax effects deferred from past intercompany transactions that were recorded as prepaid assets within other assets, net, at December 31, 2017 that were adjusted through accumulated deficit as of January 1, 2018.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance related to the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance became effective for the Company beginning on January 1, 2018 and prescribes different transition methods for the various provisions. The adoption of ASU 2016-01 did not have a material impact on its consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard states that an entity should recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has subsequently issued amendments to ASU 2014-09 that have the same effective date of January 1, 2018. Revenue from sales of Rhopressa® following the commercial launch in April 2018, as well as any other future revenue arrangements, will be recognized under the provisions of ASC Topic 606.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. This ASU is effective for the Company beginning on January 1, 2020, with early adoption permitted beginning on January 1, 2019. The new guidance prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements and disclosures.
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
Net Loss per Common Share
Basic net loss per common share (“Basic EPS”) is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities with the exception of warrants for common stock with a $0.05 exercise price, which are exercisable for nominal consideration and are therefore included in the calculation of the weighted average number of shares of common stock as common stock equivalents. Diluted net loss per share (“Diluted EPS”) gives effect to all dilutive potential shares of common stock outstanding during this period. For Diluted EPS, net loss used in calculating Basic EPS is adjusted for certain items related to the dilutive securities.
For all periods presented, Aerie’s potential common stock equivalents have been excluded from the computation of Diluted EPS as their inclusion would have had an anti-dilutive effect.
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	THREE MONTHS ENDED MARCH 31,
	2018	2017
2014 Convertible Notes	5,040,323	5,040,323
Outstanding stock options	7,125,947	5,708,215
Stock purchase warrants	157,500	157,500
Nonvested restricted stock awards	605,163	348,660
Total	12,928,933	11,254,698

3. Investments
Cash, cash equivalents and investments as of March 31, 2018 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market funds	$237,514	$—	$—	$237,514
Commercial paper	11,987	—	—	11,987
Total cash and cash equivalents	$249,501	$—	$—	$249,501
Investments:
Commercial paper (due within 1 year)	$44,209	$—	$—	$44,209
Corporate bonds (due within 1 year)	40,424	—	(157)	40,267
Total investments	$84,633	$—	$(157)	$84,476
Total cash, cash equivalents and investments	$334,134	$—	$(157)	$333,977

Cash, cash equivalents and investments as of December 31, 2017 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market funds	$197,569	$—	$—	$197,569
Total cash and cash equivalents	$197,569	$—	$—	$197,569
Investments:
Commercial paper (due within 1 year)	$30,883	$—	$—	$30,883
Corporate bonds (due within 1 year)	21,231	—	(28)	21,203
Total investments	$52,114	$—	$(28)	$52,086
Total cash, cash equivalents and investments	$249,683	$—	$(28)	$249,655

4. Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF MARCH 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$237,514	$—	$—	$237,514
Commercial paper	—	11,987	—	11,987
Total cash and cash equivalents	$237,514	$11,987	$—	$249,501
Investments:
Commercial paper	$—	$44,209	$—	$44,209
Corporate bonds	—	40,267	—	40,267
Total investments	$—	$84,476	$—	$84,476
Total cash, cash equivalents and investments	$237,514	$96,463	$—	$333,977

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$197,569	$—	$—	$197,569
Total cash and cash equivalents	$197,569	$—	$—	$197,569
Investments:
Commercial paper	$—	$30,883	$—	$30,883
Corporate bonds	—	21,203	—	21,203
Total investments	$—	$52,086	$—	$52,086
Total cash, cash equivalents and investments	$197,569	$52,086	$—	$249,655

Convertible Notes
As of March 31, 2018 and December 31, 2017, the estimated fair value of the $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”) was $299.0 million and $327.6 million, respectively. The estimated fair value of the 2014 Convertible Notes require the use of Level 3 unobservable inputs and subjective assumptions. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.
5. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	MARCH 31, 2018	DECEMBER 31, 2017
Manufacturing equipment	$2,102	$2,082
Laboratory equipment	4,278	3,602
Furniture and fixtures	1,273	1,209
Software and computer equipment	2,168	1,932
Leasehold improvements	2,012	1,887
Construction-in-progress	39,499	24,228
	51,332	34,940
Less: Accumulated depreciation	(3,522)	(3,008)
Total property, plant and equipment, net	$47,810	$31,932
Manufacturing Plant Build-Out
In January 2017, the Company entered into a Euro-denominated lease agreement, expiring in September 2037, for a new manufacturing plant in Athlone, Ireland, under which the Company is leasing approximately 30,000 square feet of interior floor space for build-out. The Company is permitted to terminate the lease beginning in September 2027.
The Company is not the legal owner of the leased space. However, in accordance with ASC Topic 840, Leases, the Company is deemed to be the owner of the leased space, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements required. As a result, the Company capitalized approximately $4.2 million as a build-to-suit asset within property, plant and equipment, net and recognized a corresponding build-to-suit facility lease obligation as a liability on its condensed consolidated balance sheets equal to the estimated replacement cost of the building at the inception of the lease. Additionally, equipment and construction costs incurred as part of the build-out are also capitalized within property, plant and equipment, net, as construction-in-progress.
Rental payments made under the lease will be allocated to interest expense and the build-to-suit facility lease obligation based on the implicit rate of the build-to-suit facility lease obligation. The build-to-suit facility lease obligation was approximately $5.0 million as of March 31, 2018, of which $0.3 million was classified as other current liabilities as of March 31, 2018. The lease obligation is denominated in Euros and is remeasured to U.S. dollars at the balance sheet date with any foreign exchange gain or loss recognized within other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. Unrealized foreign currency loss related to the remeasurement of the lease obligation was $0.1 million for the three months ended March 31, 2018 and was de minimis for the three months ended March 31, 2017.

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	MARCH 31, 2018	DECEMBER 31, 2017
Accrued compensation and benefits (1)	$4,246	$7,886
Accrued consulting and professional fees	2,788	3,841
Accrued research and development expenses (2)	1,361	1,855
Accrued other (3)	10,675	5,357
Total accrued expenses and other current liabilities	$19,070	$18,939

(1)	The decrease in accrued compensation and benefits primarily relates to the payment of 2017 annual incentives during the three months ended March 31, 2018.

(2)
Comprised of accruals such as fees for investigative sites, contract research organizations, contract manufacturing organizations and other service providers that assist in conducting preclinical research studies and clinical trials.

(3)
Comprised of accruals related to commercial manufacturing activities, interest payable and other business-related expenses. The increase at March 31, 2018 as compared to December 31, 2017 is due to a $5.8 million increase in accrued property, plant and equipment purchases as of March 31, 2018, primarily related to the Company’s manufacturing plant build-out in Ireland.

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
The 2014 Convertible Notes are guaranteed on a senior secured basis by Aerie Distribution. The 2014 Convertible Notes constitute the senior secured obligations of Aerie and Aerie Distribution, collateralized by a first priority security interest in substantially all of the assets of Aerie and Aerie Distribution. The Note Purchase Agreement provides that, upon the request of Aerie, Deerfield will release all of the liens on the collateral and the security agreement will terminate if both of the following occur: (i) beginning one month after FDA approval of either Rhopressa® or RoclatanTM, shares of Aerie’s common stock have traded at a price above $30 per share (subject to adjustment for any subdivision or combination of outstanding common stock) for 30 consecutive trading days, and (ii) Aerie is prepared to close a financing that will be secured by a lien on Aerie’s assets, subject only to the release of the lien on Aerie’s assets held by Deerfield. Also, in connection with the assignment by Aerie of beneficial rights to its non-U.S. and non-Canadian intellectual property for Rhopressa® and RoclatanTM to Aerie Limited (the “IP Assignment”), Aerie granted Deerfield a security interest in certain intercompany promissory notes and pledged 65% of the voting stock of Aerie Limited. Upon the request of Aerie, Deerfield will release the lien on the intercompany promissory notes under certain circumstances.
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
The Note Purchase Agreement contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the incurrence of additional debt and liens on Aerie’s and its subsidiaries’ assets. As of March 31, 2018, Aerie was in compliance with the covenants. The Note Purchase Agreement also provides for certain events of default, including the failure to pay principal and interest when due; inaccuracies in Aerie’s or Aerie Distribution’s representations and warranties to Deerfield; failure to comply with any of the covenants; Aerie’s or Aerie Distribution’s insolvency or the occurrence of certain bankruptcy-related events; certain judgments against Aerie and its subsidiaries; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on Aerie’s business; the acceleration of a specified amount of indebtedness; and the failure to deliver shares of common stock upon conversion of the 2014 Convertible Notes. If any event of default were to occur, and continue beyond any applicable cure period, the holders of more than 50% of the aggregate principal amount of the then outstanding 2014 Convertible Notes would be permitted to declare the principal and accrued and unpaid interest to be immediately due and payable.
The Company recorded the 2014 Convertible Notes as long-term debt at face value less $2.1 million in debt discount and issuance costs incurred at the time of the transaction, which are being amortized to interest expense using the effective interest method through the maturity of the 2014 Convertible Notes.
The table below summarizes the carrying value of the 2014 Convertible Notes as of March 31, 2018 and December 31, 2017:

(in thousands)	MARCH 31, 2018	DECEMBER 31, 2017
Gross proceeds	$125,000	$125,000
Unamortized debt discount and issuance costs	(1,078)	(1,155)
Carrying value	$123,922	$123,845
Interest expense related to the 2014 Convertible Notes, including amortization of debt discount and issuance costs, was $0.5 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.
8. Stockholders’ Equity
During the three months ended March 31, 2018, Aerie issued and sold approximately 1.0 million shares of Aerie’s common stock and received net proceeds of approximately $62.3 million, after deducting $0.5 million of fees and expenses, under the “at-the-market” sales agreement (“ATM”) that commenced in December 2017. There are no remaining shares available for issuance under the ATM that commenced in December 2017. In addition, the Company entered into an underwriting agreement, dated January 23, 2018, related to the registered public offering of approximately 1.3 million shares of Aerie’s common stock and received net proceeds of approximately $74.1 million, after deducting $0.9 million of underwriting discounts, fees and expenses. The transactions were made pursuant to an automatic shelf registration on Form S-3, filed with the SEC on September 15, 2016, that permits the offering, issuance and sale of an unlimited number of shares of common stock from time to time by Aerie.

Warrants
As of March 31, 2018, the following equity-classified warrants to purchase common stock were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE
75,000	$5.00	February 2019
75,000	$5.00	November 2019
7,500	$5.00	August 2020
223,482	$0.05	December 2019
The warrants outstanding as of March 31, 2018 are all currently exercisable.
9. Stock-Based Compensation
Stock-based compensation expense for options granted, RSAs, performance stock awards (“PSAs”), SARs and stock purchase rights is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2018	2017
Selling, general and administrative	$6,684	$3,786
Research and development	2,035	1,064
Total	$8,719	$4,850
As of March 31, 2018, the Company had $77.8 million of unrecognized compensation expense related to options granted under its equity plans. This expense is expected to be recognized over a weighted average period of 3.2 years as of March 31, 2018.
As of March 31, 2018, the Company had $23.1 million of unrecognized compensation expense related to unvested RSAs, including PSAs. This expense is expected to be recognized over the weighted average period of 3.3 years as of March 31, 2018.
As of March 31, 2018, the Company had $1.6 million of unrecognized compensation expense related to unvested SARs granted under its equity plans. This expense is expected to be recognized over the weighted average period of 3.9 years as of March 31, 2018.
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
On April 10, 2015, Aerie’s stockholders approved the adoption of the Amended and Restated Equity Plan and no additional awards have been or will be made under the 2013 Equity Plan. Any remaining shares available under the 2013 Equity Plan were allocated to the Amended and Restated Equity Plan. The Amended and Restated Equity Plan provides for the granting of up to 5,729,068 equity awards in respect of common stock of Aerie, including equity awards that were available for issuance under the 2013 Equity Plan. Additionally, the Amended and Restated Equity Plan provides for the granting of SARs awards, which the Company began granting to employees during the three months ended March 31, 2018.
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
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2017	6,457,343	$22.15
Granted	793,236	55.47
Exercised	(41,857)	19.61
Canceled	(82,775)	46.18
Options outstanding at March 31, 2018	7,125,947	$25.57	7.2	$207,230
Options exercisable at March 31, 2018	4,427,796	$14.58	6.1	$175,649
The following table summarizes the RSAs, including PSAs, activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Nonvested RSAs at December 31, 2017	447,049	$41.08
Granted	242,201	55.45
Vested	(83,571)	32.13
Canceled	(516)	56.25
Nonvested RSAs at March 31, 2018	605,163	$48.05
The vesting of the RSAs is time and service based with terms of one to four years. During the year ended December 31, 2017, the Company granted 98,817 RSAs with non-market performance conditions that vest upon the satisfaction of certain performance conditions and service conditions.
During the three months ended March 31, 2018, the Company granted 53,000 SARs awards at a weighted average exercise price of $55.15 and had a weighted average remaining contractual life of 4.9 years. All of these awards were outstanding at March 31, 2018.
Holders of these SARs are entitled under the terms of the Plans to receive cash payments calculated based on the excess of the Company’s common stock price over the target price in their award; consequently, these awards are accounted for as liability-classified awards and the Company measures compensation cost based on their estimated fair value at each reporting date, net of actual forfeitures, if any.
10. Commitments and Contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. Except as previously disclosed for matters which have now concluded, the Company is not a party to any known litigation, is not aware of any unasserted claims and does not have contingency reserves established for any litigation liabilities.
11. Subsequent Events
On April 30, 2018, the Company announced the commercial launch of Rhopressa® in the United States. The Company hired a commercial team that includes approximately 100 sales representatives to target approximately 14,000 high prescribing eye care professionals throughout the United States. Rhopressa® is now in national and regional U.S. pharmaceutical distributors, and patients have access to Rhopressa® through pharmacies across the United States. As a result, Aerie commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018. Rhopressa® is a once-daily eye drop designed to reduce elevated IOP in patients with open-angle glaucoma or ocular hypertension that received FDA approval on December 18, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report and with our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 1, 2018 (“2017 Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in our 2017 Form 10-K and other documents we have filed or furnished with the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.
Overview
We are an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma and other diseases of the eye. Our strategy is to commercialize our U.S. Food and Drug Administration (“FDA”) approved product, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”), in North American markets and advance our product candidate, RoclatanTM (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“RoclatanTM”), to regulatory approval. We launched Rhopressa® in the United States at the end of April 2018. Rhopressa® is now in national and regional U.S. pharmaceutical distributors, and patients have access to Rhopressa® through pharmacies across the United States. We expect to execute formulary contracts to enable commercial insurance coverage in 2018 and Medicare Part D program coverage in 2019. We expect preferred formulary coverage for the majority of commercial plans by the end of 2018, and preferred formulary coverage for the majority of Medicare Part D plans commencing in 2019. We hired a commercial team that includes approximately 100 sales representatives to target approximately 14,000 high prescribing eye care professionals throughout the United States. This sales force is responsible for sales of Rhopressa®, and will also be responsible for sales of RoclatanTM, if approved.
We also seek to enhance our longer-term commercial potential by identifying and advancing additional product candidates. This may be accomplished through our internal discovery efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional ophthalmic products or technologies or product candidates that complement our current product portfolio, such as our collaboration with DSM, a global science-based company headquartered in the Netherlands, whereby we have access to their bio-erodible polymer technology, and our acquisition of assets from Envisia Therapeutics Inc. (“Envisia”), designed to advance our progress in developing potential future product candidates to treat retinal diseases, as discussed below.
Our strategy also includes developing our business outside of North America, including obtaining regulatory approval in Europe and Japan on our own for Rhopressa® and RoclatanTM. If we obtain regulatory approval, we currently expect to commercialize Rhopressa® and RoclatanTM in Europe on our own, and likely partner for commercialization in Japan.
In January 2017, we announced that we are building a new manufacturing plant in Athlone, Ireland. This will be our first manufacturing plant, which is expected to produce commercial supplies of Rhopressa® and, if approved, RoclatanTM. Commercial supply from our Ireland manufacturing plant is expected to be available by 2020. We will continue to use product sourced from our current contract manufacturer based in the United States. Our current contract manufacturer started producing commercial supply of Rhopressa® in 2017. We are also in the process of adding a second contract manufacturer, which we expect may produce commercial supply by as early as the end of 2018.
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
Product and Product Candidate Overview
Rhopressa®, our product approved by the FDA, represents the first of a new drug class for reducing intraocular pressure (“IOP”) in patients with glaucoma in over 20 years. Rhopressa® has demonstrated that it reduces IOP through Rho kinase (“ROCK”) inhibition, its mechanism of action (“MOA”), by which Rhopressa® increases the outflow of aqueous humor through the trabecular meshwork (“TM”), which accounts for approximately 80% of fluid drainage from a healthy eye. Our late-stage pipeline consists of RoclatanTM, a single-drop fixed-dose combination of Rhopressa® and latanoprost, which reduces IOP through the same MOA as Rhopressa®, along with a second MOA that utilizes the ability of latanoprost to increase the outflow of aqueous humor through the uveoscleral pathway, the eye’s secondary drain. Both are taken once-daily in the evening and have shown in preclinical and clinical trials to be effective in reducing IOP, with a favorable safety profile.
Rhopressa®
Rhopressa® is a once-daily eye drop designed to reduce elevated IOP in patients with open-angle glaucoma or ocular hypertension. Rhopressa® received approval from the FDA on December 18, 2017, two months earlier than the scheduled Prescription Drug User Fee Act date of February 28, 2018. The active ingredient in Rhopressa®, netarsudil, is a ROCK inhibitor. Based on clinical data, we expect that Rhopressa® will have the potential to compete with non-PGA (prostaglandin analog) products as a preferred adjunctive therapy to PGAs, due to its targeting of the diseased TM, its demonstrated ability to reduce IOP at consistent levels across tested baselines, and its preferred once-daily dosing relative to currently marketed non-PGA products. Adjunctive therapies currently represent nearly one-half of the glaucoma prescription market in the United States, according to IQVIA (formerly known as IMS Health). We believe that Rhopressa® may also become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs and for patients who choose to avoid the cosmetic issues associated with PGA products.
Rocket 4, one of our Phase 3 registration trials for Rhopressa®, was designed to generate adequate six-month safety data for European regulatory approval, along with efficacy and safety data from our other Phase 3 registration trials for Rhopressa®, Rocket 1 and Rocket 2. We expect to file a marketing authorization application (“MAA”) for Rhopressa® with the European Medicines Agency (“EMA”) in the second half of 2018. We also completed a Phase 1 clinical trial and commenced a Phase 2 clinical trial in the United States, which are designed to meet the requirements of Japan’s Pharmaceuticals and Medical Devices Agency for potential regulatory submission of Rhopressa® in Japan. These clinical trials include Japanese and Japanese-American subjects to support subsequent Phase 3 registration trials that are expected to be conducted in Japan.
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
The second Phase 3 registration trial for RoclatanTM, named “Mercury 2,” was a 90-day efficacy and safety trial also designed to demonstrate statistical superiority of RoclatanTM to each of its components. The Mercury 2 trial design was identical to that of Mercury 1, except that Mercury 2 was a 90-day trial without the additional nine-month safety extension included in Mercury 1. Both Mercury 1 and Mercury 2 achieved their 90-day primary efficacy endpoints of demonstrating statistical superiority of RoclatanTM over each of its components at all measured time points in patients with maximum baseline IOPs of above 20 mmHg to below 36 mmHg. We expect to submit a New Drug Application (“NDA”) for RoclatanTM to the FDA in the second quarter of 2018.
Mercury 1 and Mercury 2 will also be used for European approval of RoclatanTM, and we initiated a third Phase 3 registration trial for RoclatanTM, named “Mercury 3,” in Europe during the third quarter of 2017. Mercury 3, a six-month safety trial, is designed to compare RoclatanTM to Ganfort®, a fixed-dose combination product of bimatoprost, a PGA, and timolol marketed in Europe. If successful, Mercury 3 is expected to improve our commercialization prospects in Europe. We currently expect to read out topline 90-day efficacy data for the trial in 2019 and to submit an MAA with the EMA for RoclatanTM thereafter.
Pipeline Opportunities
Our stated objective is to build a major ophthalmic pharmaceutical company. We are evaluating possible uses of our existing proprietary portfolio of ROCK inhibitors beyond glaucoma and ophthalmology. Our owned preclinical small molecule, AR-13503, has demonstrated the potential for the treatment of diabetic retinopathy and wet age-related macular degeneration (“AMD”) by inhibiting ROCK and Protein kinase C. AR-13503 has shown lesion size decreases in an in vivo preclinical model of wet AMD at levels similar to the current market-leading wet AMD anti-vascular endothelial growth factor (“anti-VEGF”) product. When used in combination with the market-leading anti-VEGF product, AR-13503 produced greater lesion size reduction than the anti-VEGF product alone in a model of proliferative diabetic retinopathy. This molecule has not yet been tested in humans in a clinical trial setting. Pending additional studies, AR-13503 may have the potential to provide an entirely new mechanism and pathway to treat diabetic retinopathy, wet AMD and related diseases of the retina, such as diabetic macular edema (“DME”). We expect to submit an Investigational New Drug application (“IND”) for AR-13503 in 2019. Since AR-13503 is a small molecule with a short half-life, and the aforementioned diseases are located in the back of the eye, a delivery mechanism is needed to deliver the molecule to the back of the eye for a sustained delivery period.
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
Further, on October 4, 2017, we acquired the rights to use PRINT® technology in ophthalmology and certain other assets from Envisia. The PRINT® technology is a proprietary system capable of creating precisely-engineered sustained-release products utilizing fully-scalable manufacturing processes. In addition, we acquired Envisia’s intellectual property rights relating to Envisia’s preclinical dexamethasone steroid implant for the potential treatment of DME that also utilizes the PRINT® technology, which we refer to as AR-1105. We expect to submit an IND for AR-1105 near the end of 2018. We will also focus on using PRINT® to manufacture injectable implants containing AR-13503, potentially in conjunction with the bio-erodible polymer from DSM.
We may continue to enter into research collaboration arrangements, license, acquire or develop additional product candidates and technologies to broaden our presence in ophthalmology, and we continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners. We are also currently screening our owned library of ROCK inhibitors for indications beyond ophthalmology, considering third-party studies and trials have demonstrated potential for ROCK inhibition in treating certain disease categories. We are initially focused on exploring potential opportunities for our molecules in pulmonary health, dermatology and cancers.
Financial Overview
Our cash, cash equivalents and investments totaled $334.0 million as of March 31, 2018. We believe our cash, cash equivalents and investments balances are adequate to provide for our current ongoing needs, though there may be need for additional financing activity as we continue to grow, including the potential use of a line of credit to finance the potential growth in our inventories and accounts receivable now that Rhopressa® is launched in the United States. See “—Liquidity and Capital Resources” below for further discussion.
We have incurred net losses since our inception in June 2005. As a result of the commercial launch of Rhopressa® in the United States in late April 2018, we commenced generating product revenues from sales of Rhopressa® in the second quarter of 2018. We will not generate any revenue from RoclatanTM or any future product candidates unless and until we obtain regulatory approval and commercialize such products.
Historically, our operations had primarily been limited to research and development and raising capital. As of March 31, 2018, we had an accumulated deficit of $504.6 million. We recorded net losses of $40.7 million and $25.8 million for the three months ended March 31, 2018 and 2017, respectively. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rhopressa®, advancing our product pipeline, international expansion and construction of our manufacturing facility in Athlone, Ireland. We expect to continue to incur operating losses until such a time when one or more of our products is commercially successful, if at all. If we do not successfully commercialize Rhopressa® or RoclatanTM or any future product candidates, if approved, we may be unable to generate product revenue or achieve profitability. We may be required to obtain further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts.

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
We expect that our selling, general and administrative expenses will be higher in 2018 as compared to 2017 due to the commercialization efforts for Rhopressa®, including the hiring of sales representatives and additional employees focused on sales, marketing and manufacturing activities.
Research and Development Expenses
We expense research and development costs to operations as incurred. Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, including employee-related expenses for research and development personnel.
Excluding the $24.8 million of expense recognized in 2017 related to the Envisia asset acquisition, we expect that our research and development expenses will increase in 2018 as compared to 2017 due to clinical trial activities for both Rhopressa® and RoclatanTM for jurisdictions outside of the United States and for research initiatives aimed at advancing our pipeline, including our preclinical molecules and technologies focused on retinal diseases.
Other Income (Expense), Net
Other income (expense) primarily includes interest income, interest expense, and foreign exchange gains and losses. Interest income primarily consists of interest earned on our cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on our investments. Interest expense consists of interest expense under the 2014 Convertible Notes, including the amortization of debt discounts and issuance costs. Foreign exchange gains and losses are primarily due to the remeasurement of our Euro-denominated liability related to our build-to-suit lease obligation, which is held by a subsidiary with a U.S. dollar functional currency.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of accrued expenses, fair value measurements, acquisitions and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies and significant estimates have not materially changed since the date we filed our 2017 Form 10-K. For more information on our critical accounting policies and estimates, refer to our 2017 Form 10-K.

Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017
The following table summarizes the results of our operations for the three months ended March 31, 2018 and 2017:

	THREE MONTHS ENDED MARCH 31,		CHANGE	% CHANGE
	2018	2017
	(in thousands, except percentages)
Selling, general and administrative expenses	$27,823	$14,475	$13,348	92%
Research and development expenses	12,972	10,954	2,018	18%
Total operating expenses	40,795	25,429	15,366	60%
Loss from operations	(40,795)	(25,429)	(15,366)	60%
Other income (expense), net	96	(312)	408	NM
Net loss before income taxes	$(40,699)	$(25,741)	$(14,958)	58%
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $13.3 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase was primarily associated with the expansion of our employee base to support the growth of our operations as well as expenses incurred in connection with our commercial launch of Rhopressa®. Employee-related expenses increased by $8.3 million primarily due to increased headcount and an increase in stock-based compensation expense of $2.9 million. Expenses related to our pre-launch sales and marketing activities increased by $3.2 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Research and development expenses
Research and development expenses increased by $2.0 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase is primarily comprised of an increase of $2.5 million of employee-related expenses, including stock-based compensation, and an increase of $0.7 million related to preclinical programs, partially offset by a $2.5 million decrease in expenses related to RoclatanTM, as the Phase 3 trials for the United States were in process during 2017. These trials were completed prior to December 31, 2017, and we expect to file an NDA for RoclatanTM with the FDA during the second quarter of 2018. Research and development expenses for RoclatanTM totaled $0.9 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. Research and development expenses for Rhopressa® totaled $1.0 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.
Other income (expense), net
Other income (expense), net consists of the following:

	THREE MONTHS ENDED MARCH 31,		CHANGE	% CHANGE
	2018	2017
	(in thousands, except percentages)
Interest income	$810	$296	$514	NM
Interest expense	(507)	(597)	90	(15)%
Other income (expense)	(207)	(11)	(196)	NM
	$96	$(312)	$408
The change in other income (expense), net for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 relates to an increase in interest income primarily due to the increase in our cash, cash equivalents and investments balances, partially offset by an increase in unrealized foreign exchange loss included in other expense related to the remeasurement of our Euro-denominated build-to-suit lease obligation, which is held by a subsidiary with a U.S. dollar functional currency.

Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities and the issuance of convertible notes. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when one or more of our products is commercially successful, if at all. We received FDA approval for Rhopressa® on December 18, 2017, and launched Rhopressa® in the United States in late April 2018, and as a result, we commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018.
Sources of Liquidity
During the three months ended March 31, 2018, we issued approximately 2.3 million shares of our common stock, for which we received net proceeds of approximately $136.4 million, after deducting fees and expenses. This includes approximately $62.3 million of net proceeds from our “at-the-market” sales agreement (“ATM”) and approximately $74.1 million of net proceeds from the issuance of shares of our common stock pursuant to an underwriting agreement related to a registered public offering.
As of March 31, 2018, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $334.0 million.
Cash Flows
The following table summarizes our sources and uses of cash:

	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(40,835)	$(24,854)
Investing activities	(41,546)	(33,605)
Financing activities	134,313	48
Net change in cash and cash equivalents	$51,932	$(58,411)
Operating Activities
During the three months ended March 31, 2018 and 2017, net cash used in operating activities was $40.8 million and $24.9 million, respectively. The increase in cash used in operating activities during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to the expansion of our employee base, as well as an increase in cash used for commercial operations and manufacturing activities in preparation for the launch of Rhopressa®.
Investing Activities
During the three months ended March 31, 2018, our investing activities used net cash of $41.5 million primarily related to purchases of available-for-sale investments of $56.2 million and purchases of fixed assets of $9.1 million primarily related to the build-out of our manufacturing plant in Ireland. These purchases were partially offset by sales and maturities of available-for-sale investments of $23.8 million. During the three months ended March 31, 2017, our investing activities used net cash of approximately $33.6 million primarily related to purchases of available-for-sale investments of $45.6 million partially offset by maturities of available-for-sale investments of $12.9 million.
Financing Activities
During the three months ended March 31, 2018 and 2017, our financing activities provided net cash of $134.3 million and $48.0 thousand, respectively. The net cash provided by financing activities for the three months ended March 31, 2018 was primarily related to the issuance and sale of common stock pursuant to our prior “at-the-market” sales agreement and underwriting agreement related to a registered public offering, from which we received total net proceeds of approximately $136.0 million, net of expenses paid during the period. The net proceeds were partially offset by $1.4 million net cash used for stock-based compensation arrangements, primarily related to taxes paid on employees’ behalf through withholding of shares on restricted stock awards. The net cash provided by financing activities for the three months ended March 31, 2017 was primarily related to proceeds of $0.7 million from exercises of stock options and stock purchase rights under our employee stock purchase plan, which were offset by taxes paid on employees’ behalf through withholding of shares on restricted stock awards of $0.7 million.
Operating Capital Requirements
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
In January 2017, we entered into a lease agreement for a new manufacturing plant in Ireland under which we are leasing approximately 30,000 square feet of interior floor space for build-out. Capital expenditures related to the manufacturing plant totaled approximately $15.2 million during the three months ended March 31, 2018.
We believe that our cash, cash equivalents and investments as of March 31, 2018 will provide sufficient resources to support our commercial activities for Rhopressa® through at least the next twelve months and to support the expected approval and planned commercialization of RoclatanTM in the United States.
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
Outstanding Indebtedness
As of March 31, 2018, our total indebtedness consisted of our $125.0 million aggregate principal amount of 2014 Convertible Notes. For a discussion of the 2014 Convertible Notes, see Note 7 to our condensed consolidated financial statements included in this report.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as included in our 2017 Form 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.
Recent Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of March 31, 2018 totaled $249.5 million. Our investments totaled $84.5 million as of March 31, 2018 and consisted of commercial paper and corporate bonds. We had cash, cash equivalents and investments of $249.7 million as of December 31, 2017. Given the short-term nature of our cash, cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates. The 2014 Convertible Notes carry a fixed interest rate and, as such, are not subject to interest rate risk.
Aerie faces market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies, but has a U.S. dollar functional currency. We currently do not have any derivative instruments or a foreign currency hedging program. To date and during the three months ended March 31, 2018, foreign currency exposure and foreign currency financial instruments have not been material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Item 1A. Risk Factors
You should consider carefully the risks set forth under “Risk Factors” in our 2017 Form 10-K, and other documents that we have filed or furnished with the SEC. There have been no material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We did not have any sales of unregistered equity securities during the three months ended March 31, 2018.
Use of Proceeds from Registered Securities
On September 15, 2016, we filed a shelf registration statement on Form S-3 (the “2016 Registration Statement”). The 2016 Registration Statement permits the offering, issuance and sale by us of our common stock. On December 19, 2017, we filed a prospectus supplement to the base prospectus dated September 15, 2016 (the “2017 Prospectus Supplement”), which permitted the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock pursuant to an “at-the-market” sales agreement.
The ATM commenced in December 2017 and during the three months ended March 31, 2018, approximately 1.0 million shares were issued and sold under the ATM, and we received net proceeds of approximately $62.3 million, after deducting fees and expenses. The “at-the-market” offering that commenced on December 19, 2017 was completed in January 2018. There are no remaining shares available for issuance under the 2017 Prospectus Supplement.
Any remaining net proceeds from these sales are held as cash deposits and in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1*	Employment Agreement, dated January 19, 2018, by and between Aerie Pharmaceuticals, Inc. and John LaRocca.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

***	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: May 9, 2018	/s/ RICHARD J. RUBINO
Richard J. Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)