Form 10-Q
period 2018-06-30
AERIE PHARMACEUTICALS INC
filed 2018-08-09
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2018, there were 45,222,253 shares of the registrant’s common stock, par value $0.001, outstanding.

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
Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•
the commercial launch and potential future sales of Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and the commercial launch and potential future sales of RoclatanTM (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“RoclatanTM”) and any future product candidates, if approved;

•	our commercialization, marketing, manufacturing and supply management capabilities and strategies;

•	third-party payer coverage and reimbursement for Rhopressa® and RoclatanTM, if approved, and any future product candidates, if approved;

•	the glaucoma patient market size and the rate and degree of market adoption of Rhopressa® and RoclatanTM and any future product candidates, if approved, by eye care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of Rhopressa® and RoclatanTM and any future product candidates, if approved;

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

•	our expectations related to the use of proceeds from our financing activities and credit facility;

•	our estimates regarding anticipated operating expenses and capital requirements and our needs for additional financing;

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
In particular, FDA approval of Rhopressa® does not constitute FDA approval of RoclatanTM, and there can be no assurance that we will receive FDA approval for RoclatanTM or any future product candidates. FDA approval of Rhopressa® also does not constitute regulatory approval of Rhopressa® in jurisdictions outside the United States, and there can be no assurance that Rhopressa® will obtain regulatory approval in other jurisdictions. Our receipt of a Prescription Drug User Fee Act (“PDUFA”) goal date notification for RoclatanTM does not constitute FDA approval of the RoclatanTM New Drug Application (“NDA”), and there can be no assurance that the FDA will complete its review by the PDUFA goal date of March 14, 2019, that the FDA will not require changes or additional data that must be made or received before it will approve the NDA, if ever, or that the FDA will approve the NDA. In addition, the preclinical research discussed in this report is preliminary and the outcome of such preclinical studies may not be predictive of the outcome of later clinical trials. Any future clinical trial results may not demonstrate safety and efficacy sufficient to obtain regulatory approval related to the preclinical research findings discussed in this report, and we may suspend or discontinue research programs at any time for any reason.
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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	JUNE 30, 2018	DECEMBER 31, 2017
Assets
Current assets
Cash and cash equivalents	$270,648	$197,569
Short-term investments	15,455	52,086
Accounts receivable, net	1,125	—
Inventory	5,747	—
Prepaid expenses and other current assets	2,503	4,487
Total current assets	295,478	254,142
Property, plant and equipment, net	54,879	31,932
Other assets	2,604	4,202
Total assets	$352,961	$290,276
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,757	$6,245
Accrued expenses and other current liabilities	20,016	18,939
Total current liabilities	28,773	25,184
Convertible notes, net	123,999	123,845
Other non-current liabilities	5,309	5,648
Total liabilities	158,081	154,677
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of June 30, 2018 and December 31, 2017; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 39,839,373 and 36,947,637 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	40	37
Additional paid-in capital	754,437	597,318
Accumulated other comprehensive loss	(9)	(28)
Accumulated deficit	(559,588)	(461,728)
Total stockholders’ equity	194,880	135,599
Total liabilities and stockholders’ equity	$352,961	$290,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Product revenues, net	$2,423	$—	$2,423	$—
Total revenues, net	2,423	—	2,423	—
Costs and expenses:
Cost of goods sold	59	—	59	—
Selling, general and administrative	39,891	17,153	67,714	31,628
Research and development	18,157	10,615	31,129	21,569
Total costs and expenses	58,107	27,768	98,902	53,197
Loss from operations	(55,684)	(27,768)	(96,479)	(53,197)
Other income (expense), net	663	(618)	759	(930)
Loss before income taxes	(55,021)	(28,386)	(95,720)	(54,127)
Income tax expense	3	47	3	93
Net loss	$(55,024)	$(28,433)	$(95,723)	$(54,220)
Net loss per common share—basic and diluted	$(1.40)	$(0.82)	$(2.46)	$(1.58)
Weighted average number of common shares outstanding—basic and diluted	39,204,762	34,783,195	38,903,469	34,283,073

Net loss	$(55,024)	$(28,433)	$(95,723)	$(54,220)
Unrealized gain (loss) on available-for-sale investments	148	24	19	(13)
Comprehensive loss	$(54,876)	$(28,409)	$(95,704)	$(54,233)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2018	2017
Cash flows from operating activities
Net loss	$(95,723)	$(54,220)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,081	600
Amortization of debt discounts	154	153
Amortization and accretion of premium or discount on investments, net	46	60
Stock-based compensation	19,037	11,515
Unrealized foreign exchange (gain) loss	(165)	365
Changes in operating assets and liabilities
Accounts receivable, net	(1,125)	—
Inventory	(5,546)	—
Prepaid, current and other assets	1,438	1,765
Accounts payable, accrued expenses and other current liabilities	3,004	(6,024)
Net cash used in operating activities	(77,799)	(45,786)
Cash flows from investing activities
Purchase of available-for-sale investments	(56,195)	(54,427)
Proceeds from sales and maturities of investments	92,827	24,801
Purchase of property, plant and equipment	(23,032)	(2,594)
Net cash provided by (used in) investing activities	13,600	(32,220)
Cash flows from financing activities
Proceeds from sale of common stock, net	135,972	122,046
Proceeds related to issuance of stock for stock-based compensation arrangements, net	1,693	665
Other	(387)	—
Net cash provided by financing activities	137,278	122,711
Net change in cash and cash equivalents	73,079	44,705
Cash and cash equivalents, at beginning of period	197,569	197,945
Cash and cash equivalents, at end of period	$270,648	$242,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. The Company
Aerie Pharmaceuticals, Inc. (“Aerie”), with its wholly-owned subsidiaries, Aerie Distribution, Inc., Aerie Pharmaceuticals Limited and Aerie Pharmaceuticals Ireland Limited (“Aerie Distribution,” “Aerie Limited” and “Aerie Ireland Limited,” respectively, together with Aerie, the “Company”), is an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, retina diseases and other diseases of the eye. The Company has its principal executive offices in Durham, North Carolina, and operates as one business segment.
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
Rhopressa® is a once-daily eye drop designed to reduce elevated IOP in patients with open-angle glaucoma or ocular hypertension that received FDA approval on December 18, 2017. The Company launched Rhopressa® in the United States at the end of April 2018. The Company also intends to file a marketing authorization application with the European Medicines Agency for Rhopressa® by the end of 2018. Additionally, the Company completed a Phase 1 clinical trial and commenced a Phase 2 clinical trial in the United States, which are designed to support meeting the requirements of Japan’s Pharmaceuticals and Medical Devices Agency for potential regulatory submission of Rhopressa® in Japan. These clinical trials have included Japanese and Japanese-American subjects. The Company is also planning to initiate an additional Phase 2 clinical trial on Japanese patients in Japan to support subsequent Phase 3 registration trials that are expected to be conducted in Japan.
The Company’s advanced-stage product candidate, RoclatanTM, is a once-daily fixed-dose combination of Rhopressa® and latanoprost. The Company submitted a New Drug Application (“NDA”) to the FDA in May 2018 under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which provides for an abbreviated approval pathway, since RoclatanTM is a fixed dose combination of two FDA-approved drugs in the United States. On July 23, 2018, the Company announced that the NDA was accepted for review by the FDA and the Prescription Drug User Fee Act goal date was set for March 14, 2019, which represents a ten-month review. The Company is currently conducting a Phase 3 trial, named Mercury 3, in Europe comparing RoclatanTM to Ganfort®, a fixed-dose combination product of bimatoprost (a prostaglandin analog) and timolol marketed in Europe, which if successful, is expected to improve its commercialization prospects in that region. Mercury 3 is not necessary for approval in the United States.
On July 31, 2017, the Company entered into a collaborative research, development and licensing agreement with DSM, a global science-based company headquartered in the Netherlands. The research collaboration agreement includes an option to license DSM’s bio-erodible polymer implant technology for evaluating its application to the delivery of certain Aerie compounds to treat ophthalmic diseases. This technology uses polyesteramide polymers to produce an injectable, thin fiber that is minute in size. Preclinical experiments have demonstrated early success in conjunction with Aerie’s preclinical molecule, AR-13503, including demonstration of linear, sustained elution rates over several months and achievement of target retinal drug concentrations. On August 1, 2018, the Company announced the expansion of its collaboration with DSM to provide for (i) a worldwide exclusive license for all ophthalmic indications to DSM’s polyesteramide polymer technology, (ii) continuation of the collaborative research initiatives through the end of 2020, including the transfer of DSM’s formulation technology to Aerie during that time and (iii) access to a preclinical latanoprost implant.
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
Prior to the three months ended June 30, 2018, the Company had not generated any revenue. Aerie commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018 following its commercial launch of

Rhopressa® in the United States in late April 2018. The Company’s activities from inception until the commercial launch of Rhopressa® in the United States had primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has incurred losses and experienced negative operating cash flows since inception. The Company has funded its operations primarily through the sale of equity securities (Note 10) and issuance of convertible notes (Note 9).
Subsequent to June 30, 2018, all of the Company’s $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”) were converted into shares of Aerie common stock. In addition, the Company entered into a $100 million senior secured delayed draw term loan facility that matures on July 23, 2024. See Note 13, “Subsequent Events,” for additional information.
If the Company does not successfully commercialize Rhopressa®, RoclatanTM or any future product candidates, it may be unable to achieve profitability. Accordingly, the Company may be required to draw down on the credit facility it entered into in July 2018, or obtain further funding through public or private offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018 (“2017 Form 10-K”). The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of Aerie and its wholly-owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, the valuation of stock-based awards and operating expense accruals. Actual results could differ from the Company’s estimates.
Revenue Recognition
Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company did not generate any revenue prior to the three months ended June 30, 2018, and therefore the adoption of ASC Topic 606 did not have an impact to the Company’s financial statements for any prior periods or upon adoption. In accordance with ASC Topic 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. The reported results for the three and six months ended June 30, 2018 reflect the application of ASC Topic 606.
The Company’s net product revenues are generated through sales of Rhopressa®, which was approved by the FDA in December 2017 and was commercially launched in the United States on April 30, 2018. See Note 3, “Revenue Recognition,” for more information.

Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and investments. The Company’s cash and cash equivalents, which include short-term highly liquid investments with original maturities of three months or less, are held at several financial institutions and at times may exceed insured limits. The Company has placed these funds in high quality institutions to minimize risk relating to exceeding insured limits. The Company’s investment policy permits investments in U.S. federal government and federal agency securities, corporate bonds or commercial paper, money market instruments, and certain qualifying money market mutual funds, and places restrictions on credit ratings, maturities, and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments to the extent recorded on the condensed consolidated balance sheet.
The Company depends on single source suppliers for the active pharmaceutical ingredient in Rhopressa® and the manufacture of finished product. The Company is in the process of adding a second contract manufacturer, which it expects may produce commercial supply by as early as the end of 2018. In addition, the Company is building a new manufacturing plant in Athlone, Ireland, which is expected to produce commercial supplies of Rhopressa® and, if approved, RoclatanTM. Commercial supply from the Ireland manufacturing plant is expected to be available by 2020.
Inventories
Prior to the date the Company obtains regulatory approval for its product candidates, manufacturing costs related to commercial production for such product candidate are expensed as selling, general and administrative expense. Once regulatory approval is obtained, the Company capitalizes such costs as inventory. Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out (“FIFO”) method.
Property, Plant and Equipment, Net
Property, plant and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Construction-in-progress reflects amounts incurred for property, plant or equipment construction or improvements that have not been yet placed in service, which primarily relates to the build-out of the Company’s manufacturing plant in Ireland (Note 7). Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net loss.
Estimated useful lives by major asset category are as follows:

Manufacturing equipment	10 years
Laboratory equipment	7 years
Furniture and fixtures	5 years
Software and computer equipment	3 years
Leasehold improvements	Lower of estimated useful life or term of lease
Investments
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase. The Company’s investments are comprised of commercial paper and corporate bonds that are classified as available-for-sale in accordance with ASC Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Investments are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.
Available-for-sale investments in debt securities are recorded at fair value, with unrealized gains or losses included as other comprehensive loss on the condensed consolidated statements of comprehensive loss and as accumulated other comprehensive loss on the condensed consolidated balance sheets. Realized gains and losses, interest income earned on the Company’s cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on investments are included within other income (expense), net. Interest income was $0.9 million and $1.7 million for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively. Realized losses of $0.2 million were reclassified out of accumulated other comprehensive loss and recognized within other income

(expense), net for the three and six months ended June 30, 2018. There were no realized gains or losses recognized during the three or six months ended June 30, 2017.
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
There were no transfers between the different levels of the fair value hierarchy during the three or six months ended June 30, 2018.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of share-based payment awards must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance became effective for the Company beginning on January 1, 2018. The impact of the adoption of this guidance on its consolidated financial statements would be dependent on future modifications to share-based payment awards, if any.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance related to the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance became effective for the Company beginning on January 1, 2018 and prescribes different transition methods for the various provisions. The adoption of ASU 2016-01 did not have a material impact on its consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard states that an entity should recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB subsequently issued amendments to ASU 2014-09 that had the same effective date of January 1, 2018. Revenue from sales of Rhopressa®, as well as any other future revenue arrangements, are and will be recognized under the provisions of ASC Topic 606.
Recent Accounting Pronouncements
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU is effective for the Company beginning January 1, 2019, including interim periods within that fiscal year, but early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements and disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. This ASU is effective for the Company beginning on January 1, 2020, with early adoption permitted beginning on January 1, 2019. The new guidance prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and for those leases that have lease terms of more than 12 months. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which provides additional guidance or clarifications affecting certain aspects of ASU 2016-02. ASU 2016-02 and ASU 2018-10 are effective for the Company beginning on January 1, 2019, and all annual and interim periods thereafter, with early adoption permitted, and must be adopted using a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and provides for certain practical expedients. The Company is currently evaluating the impact of ASU 2016-02 and ASU 2018-10 on its consolidated financial statements and disclosures.
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

The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
2014 Convertible Notes	5,040,323	5,040,323	5,040,323	5,040,323
Outstanding stock options	7,046,345	6,028,083	7,046,345	6,028,083
Stock purchase warrants	154,500	157,500	154,500	157,500
Nonvested restricted stock awards	581,602	353,660	581,602	353,660
Total	12,822,770	11,579,566	12,822,770	11,579,566
Subsequent to June 30, 2018, the entire outstanding principal amount of the 2014 Convertible Notes were converted into shares of Aerie common stock. See Note 13, "Subsequent Events," for additional information.
3. Revenue Recognition
In accordance with ASC Topic 606, the Company recognizes revenues when its customers obtain control of its product in an amount that reflects the consideration it expects to receive from its customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied. Shipping and handling costs related to the Company’s product sales are included in selling, general and administrative expenses.

Net product revenues for the three and six months ended June 30, 2018 were derived from sales of Rhopressa® in the United States to customers, which include a limited number of national and select regional wholesalers (the “Distributors”). These Distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. The product that is ultimately used by patients is generally covered by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and may be subject to rebates and discounts payable directly to those Third-party Payers. The Company has already obtained coverage in some commercial and Medicare Part D plans and is in the process of increasing those levels of coverage. In the glaucoma market in the United States, approximately half of the volumes are covered under commercial plans and half under Medicare Part D. Medicare Part D coverage would normally commence for Rhopressa®, as with other new products, on January 1, 2019. However, there have been early acceptances of Rhopressa® onto certain Medicare Part D plans, commencing as early as June 1, 2018.
Product revenue is recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities based on the expected method of settlement. Amounts billed or invoiced are included in accounts receivable, net on the condensed consolidated balance sheet. The Company did not have any contract assets (unbilled receivables) at June 30, 2018, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at June 30, 2018, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
Net product revenue is typically recognized when Distributors obtain control of the Company’s product, which occurs at a point in time, typically upon delivery of Rhopressa® to the Distributors. For the three months ended June 30, 2018, three Distributors accounted for 34%, 33% and 30% of total revenues, respectively. The Company evaluates the creditworthiness of each of its Distributors to determine whether it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur. We do not assess whether a contract has a significant financing component if the expectation is such that the period between the transfer of the promised goods to the customer and the receipt of payment will be less than one year. Standard credit terms do not exceed 75 days.
The Company calculates its net product revenue based on the wholesale acquisition cost that the Company charges its Distributors for Rhopressa® less variable consideration. Variable consideration consists of estimates relating to (i) trade discounts and allowances, such as discounts for prompt payment and Distributor fees, (ii) estimated rebates, chargebacks and other discounts payable to Third-party Payers and (iii) reserves for expected product returns. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.
Trade Discounts and Allowances: The Company generally provides discounts on sales of Rhopressa® to its Distributors for prompt payment and pays fees for distribution services and for certain data that Distributors provide to the Company. The Company expects its Distributors to earn these discounts and fees, and accordingly deducts the full amount of these discounts and fees from its gross product revenues at the time such revenues are recognized.
Rebates, Chargebacks and Other Discounts: The Company contracts with Third-party Payers for coverage and reimbursement of Rhopressa®. The Company estimates the rebates and chargebacks it expects to be obligated to provide to Third-party Payers and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. The Company estimates the rebates and chargebacks that it expects to be obligated to provide to Third-party Payers based upon (i) the Company's contracts and negotiations with these Third-party Payers, (ii) estimates regarding the payer mix for Rhopressa® and (iii) historical industry information regarding the payer mix for comparable pharmaceutical products and product portfolios. Other discounts include the Company’s co-pay assistance programs for commercially-insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to pay associated with product that has been recognized as revenue.
Product Returns: The Company estimates the amount of Rhopressa® that will be returned and deducts these estimated amounts from its gross revenue at the time the revenue is recognized. The Company currently estimates product returns based on historical industry information regarding rates for comparable pharmaceutical products and product portfolios, the estimated remaining shelf life of Rhopressa® shipped to Distributors, and contractual agreements with the Company's Distributors intended to limit the amount of inventory they maintain. Reporting from the Distributors includes Distributor sales and inventory held by Distributors, which provides the Company with visibility into the distribution channel to determine when product would be eligible to be returned.

4. Investments
Cash, cash equivalents and investments as of June 30, 2018 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market funds	$270,648	$—	$—	$270,648
Total cash and cash equivalents	$270,648	$—	$—	$270,648
Investments:
Commercial paper (due within 1 year)	$9,991	$—	$—	$9,991
Corporate bonds (due within 1 year)	5,473	—	(9)	5,464
Total investments	$15,464	$—	$(9)	$15,455
Total cash, cash equivalents and investments	$286,112	$—	$(9)	$286,103

Cash, cash equivalents and investments as of December 31, 2017 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market funds	$197,569	$—	$—	$197,569
Total cash and cash equivalents	$197,569	$—	$—	$197,569
Investments:
Commercial paper (due within 1 year)	$30,883	$—	$—	$30,883
Corporate bonds (due within 1 year)	21,231	—	(28)	21,203
Total investments	$52,114	$—	$(28)	$52,086
Total cash, cash equivalents and investments	$249,683	$—	$(28)	$249,655

5. Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$270,648	$—	$—	$270,648
Total cash and cash equivalents	$270,648	$—	$—	$270,648
Investments:
Commercial paper	$—	$9,991	$—	$9,991
Corporate bonds	—	5,464	—	5,464
Total investments	$—	$15,455	$—	$15,455
Total cash, cash equivalents and investments	$270,648	$15,455	$—	$286,103

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$197,569	$—	$—	$197,569
Total cash and cash equivalents	$197,569	$—	$—	$197,569
Investments:
Commercial paper	$—	$30,883	$—	$30,883
Corporate bonds	—	21,203	—	21,203
Total investments	$—	$52,086	$—	$52,086
Total cash, cash equivalents and investments	$197,569	$52,086	$—	$249,655

Convertible Notes
As of June 30, 2018 and December 31, 2017, the estimated fair value of the $125.0 million aggregate principal amount of the 2014 Convertible Notes was $361.7 million and $327.6 million, respectively. The estimated fair value of the 2014 Convertible Notes require the use of Level 3 unobservable inputs and subjective assumptions. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.
In July 2018, the entire outstanding principal amount of the 2014 Convertible Notes were converted into shares of Aerie common stock. See Note 13, “Subsequent Events,” for additional information.
6. Inventory
Inventory consists of the following:

(in thousands)	JUNE 30, 2018
Raw materials	$507
Work-in-process	2,248
Finished goods	2,992
Total inventory	$5,747
The Company commenced capitalizing inventory for Rhopressa® upon FDA approval of Rhopressa® on December 18, 2017. No inventory was produced from the FDA approval date through the end of 2017; therefore, no inventory was capitalized on the consolidated balance sheet as of December 31, 2017.

7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	JUNE 30, 2018	DECEMBER 31, 2017
Manufacturing equipment	$2,122	$2,082
Laboratory equipment	4,404	3,602
Furniture and fixtures	1,512	1,209
Software and computer equipment	2,218	1,932
Leasehold improvements	3,318	1,887
Construction-in-progress	45,449	24,228
	59,023	34,940
Less: Accumulated depreciation	(4,144)	(3,008)
Total property, plant and equipment, net	$54,879	$31,932
Manufacturing Plant Build-Out
In January 2017, the Company entered into a Euro-denominated lease agreement, expiring in September 2037, for a new manufacturing plant in Athlone, Ireland, under which the Company is leasing approximately 30,000 square feet of interior floor space for build-out. The Company is permitted to terminate the lease beginning in September 2027.

The Company is not the legal owner of the leased space. However, in accordance with ASC Topic 840, Leases, the Company is deemed to be the owner of the leased space, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements required. As a result, the Company capitalized approximately $4.2 million as a build-to-suit asset within property, plant and equipment, net and recognized a corresponding build-to-suit facility lease obligation as a liability on its condensed consolidated balance sheets equal to the estimated replacement cost of the building at the inception of the lease. Additionally, equipment and construction costs incurred as part of the build-out are also capitalized within property, plant and equipment, net, as construction-in-progress. Capital expenditures related to the manufacturing plant totaled approximately $21.2 million during the six months ended June 30, 2018.
Rental payments made under the lease will be allocated to interest expense and the build-to-suit facility lease obligation based on the implicit rate of the build-to-suit facility lease obligation. The build-to-suit facility lease obligation was approximately $4.7 million as of June 30, 2018, of which $0.3 million was classified as other current liabilities. The build-to-suit facility lease obligation was approximately $4.9 million as of December 31, 2017. The lease obligation is denominated in Euros and is remeasured to U.S. dollars at the balance sheet date with any foreign exchange gain or loss recognized within other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. Unrealized foreign currency gain related to the remeasurement of the lease obligation was $0.3 million and $0.1 million for the three and six months ended June 30, 2018, respectively. The Company had unrealized foreign currency losses related to the remeasurement of the lease obligation of $0.3 million and $0.4 million for the three and six months ended June 30, 2017.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	JUNE 30, 2018	DECEMBER 31, 2017
Accrued compensation and benefits	$6,890	$7,886
Accrued consulting and professional fees	3,601	3,841
Accrued research and development expenses (1)	1,742	1,855
Accrued other (2)	7,783	5,357
Total accrued expenses and other current liabilities	$20,016	$18,939

(1)
Comprised of accruals related to fees for investigative sites, contract research organizations, contract manufacturing organizations and other service providers that assist in conducting preclinical research studies and clinical trials.

(2)	Comprised of accruals related to commercial manufacturing activities prior to FDA approval of Rhopressa®, interest payable and other business-related expenses.
9. Convertible Notes
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
The 2014 Convertible Notes were scheduled to mature on the seventh anniversary from the date of issuance, unless earlier converted. In July 2018, Deerfield converted the entire outstanding principal amount of the 2014 Convertible Notes into shares of Aerie common stock. See Note 13, “Subsequent Events,” for additional information.
The 2014 Convertible Notes were guaranteed on a senior secured basis by Aerie Distribution. The 2014 Convertible Notes constituted the senior secured obligations of Aerie and Aerie Distribution, collateralized by a first-priority security interest in substantially all of the assets of Aerie and Aerie Distribution.
The 2014 Convertible Notes were convertible at any time at the option of Deerfield, in whole or in part, into shares of common stock. The initial conversion price was $24.80 per share of common stock (equivalent to an initial conversion rate of 40.32 shares of common stock per $1,000 principal amount of 2014 Convertible Notes), representing a 30% premium over the closing price of the common stock on September 8, 2014.
The Note Purchase Agreement contained various representations and warranties, and affirmative and negative covenants customary for financings of this type, including restrictions on the incurrence of additional debt and liens on Aerie’s and its subsidiaries’ assets. As of June 30, 2018, Aerie was in compliance with the covenants.
The 2014 Convertible Notes bore interest at a rate of 1.75% per annum payable quarterly in arrears on the first business day of each January, April, July and October. The Company recorded the 2014 Convertible Notes as long-term debt at face value less $2.1 million in debt discount and issuance costs incurred at the time of the transaction, which were being amortized to interest expense using the effective interest method through the maturity of the 2014 Convertible Notes.
The table below summarizes the carrying value of the 2014 Convertible Notes as of June 30, 2018 and December 31, 2017:

(in thousands)	JUNE 30, 2018	DECEMBER 31, 2017
Gross proceeds	$125,000	$125,000
Unamortized debt discount and issuance costs	(1,001)	(1,155)
Carrying value	$123,999	$123,845
Interest expense related to the 2014 Convertible Notes, including amortization of debt discount and issuance costs, was $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively. Interest expense related to the 2014 Convertible Notes, including amortization of debt discount and issuance costs, was $0.6 million and $1.2 million for the three and six months ended June 30, 2017, respectively.
10. Stockholders’ Equity
During the six months ended June 30, 2018, Aerie issued and sold approximately 1.0 million shares of Aerie’s common stock and received net proceeds of approximately $62.3 million, after deducting $0.5 million of fees and expenses, under the “at-the-market” sales agreement that commenced in December 2017. There are no remaining shares available for issuance under the ATM that commenced in December 2017. In addition, the Company entered into an underwriting agreement, dated January 23, 2018, related to the registered public offering of approximately 1.3 million shares of Aerie’s common stock and received net proceeds of approximately $74.1 million, after deducting $0.9 million of underwriting discounts, fees and expenses. The transactions were made pursuant to an automatic shelf registration on Form S-3, filed with the SEC on September 15, 2016, that permits the offering, issuance and sale of an unlimited number of shares of common stock from time to time by Aerie.
Warrants
As of June 30, 2018, the following equity-classified warrants to purchase common stock were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE
75,000	$5.00	February 2019
75,000	$5.00	November 2019
4,500	$5.00	August 2020
223,482	$0.05	December 2019
The warrants outstanding as of June 30, 2018 are all currently exercisable.

11. Stock-Based Compensation
Stock-based compensation expense for options granted, RSAs, performance stock awards (“PSAs”), SARs and stock purchase rights is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2018	2017	2018	2017
Selling, general and administrative	$7,760	$5,251	$14,444	$9,037
Research and development	2,558	1,414	4,593	2,478
Total	$10,318	$6,665	$19,037	$11,515
Equity Plans
The Company maintains three equity compensation plans, the 2005 Aerie Pharmaceutical Stock Plan (the “2005 Plan”), the 2013 Omnibus Incentive Plan (the “2013 Equity Plan”), which was amended and restated as the Aerie Pharmaceuticals, Inc. Second Amended and Restated Omnibus Incentive Plan (the “Second Amended and Restated Equity Plan”), as described below, and the Aerie Pharmaceuticals, Inc. Inducement Award Plan (the “Inducement Award Plan”), as described below. The 2005 Plan, the Second Amended and Restated Equity Plan and the Inducement Award Plan are referred to collectively as the “Plans.”
On October 30, 2013, the effective date of the 2013 Equity Plan, the 2005 Plan was frozen and no additional awards have been or will be made under the 2005 Plan. Any remaining shares available for future grant under the 2005 Plan were allocated to the 2013 Equity Plan.
On April 10, 2015, Aerie’s stockholders approved the adoption of the Aerie Pharmaceuticals, Inc. Amended and Restated Omnibus Incentive Plan (“Amended and Restated Equity Plan”) and no additional awards have been or will be made under the 2013 Equity Plan. Any remaining shares available under the 2013 Equity Plan were allocated to the Amended and Restated Equity Plan. On June 7, 2018, Aerie’s stockholders approved the adoption of the Second Amended and Restated Equity Plan to increase the number of shares issuable under the Plan by 4,500,000. The Second Amended and Restated Equity Plan provides for the granting of up to 10,229,068 equity awards in respect of Aerie common stock, including equity awards that were previously available for issuance under the 2013 Equity Plan.
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
Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2017	6,457,343	$22.15
Granted	1,047,134	56.05
Exercised	(363,559)	10.68
Canceled	(94,573)	44.35
Options outstanding at June 30, 2018	7,046,345	$27.46	7.1	$282,490
Options exercisable at June 30, 2018	4,403,259	$16.41	6.0	$225,165
As of June 30, 2018, the Company had $79.9 million of unrecognized compensation expense related to options granted under its equity plans. This expense is expected to be recognized over a weighted average period of 3.0 years as of June 30, 2018.

Restricted Stock Awards
The following table summarizes the RSAs, including PSAs, activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Nonvested RSAs at December 31, 2017	447,049	$41.08
Granted	254,216	55.92
Vested	(114,335)	37.15
Canceled	(5,328)	48.21
Nonvested RSAs at June 30, 2018	581,602	$48.27
As of June 30, 2018, the Company had $21.5 million of unrecognized compensation expense related to unvested RSAs, including PSAs. This expense is expected to be recognized over the weighted average period of 3.1 years as of June 30, 2018.
The vesting of the RSAs is time and service based with terms of one to four years. During the year ended December 31, 2017, the Company granted 98,817 PSAs with non-market performance conditions that vest upon the satisfaction of certain performance conditions and service conditions. During the six months ended June 30, 2018, there were 19,764 PSAs that vested.
Stock Appreciation Rights
During the six months ended June 30, 2018, the Company granted 100,000 SARs awards at a weighted average exercise price of $54.08 and had a weighted average remaining contractual life of 4.7 years. All of these awards were outstanding at June 30, 2018.
Holders of the SARs are entitled under the terms of the Plans to receive cash payments calculated based on the excess of the Company’s common stock price over the target price in their award; consequently, these awards are accounted for as liability-classified awards and the Company measures compensation cost based on their estimated fair value at each reporting date, net of actual forfeitures, if any.
12. Commitments and Contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. Except as previously disclosed for matters which have now concluded, the Company is not a party to any known litigation, is not aware of any unasserted claims and does not have contingency reserves established for any litigation liabilities.
13. Subsequent Events
Conversion of 2014 Convertible Notes
On July 23, 2018, Aerie entered into an Exchange and Termination Agreement (the “Exchange and Termination Agreement”) with Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P. and Deerfield Special Situations Fund, L.P. (collectively, the “Holders”). Pursuant to the Exchange and Termination Agreement, (i) the Holders converted the entire outstanding principal amount of the 2014 Convertible Notes into 5,040,323 shares of Common Stock (the “Conversion Shares”) in accordance with the terms of the 2014 Convertible Notes, (ii) Aerie issued the Conversion Shares, and (iii) Aerie paid accrued and unpaid interest on the Convertible Notes through July 23, 2018.
In addition, as mutually agreed to with the Holders in order to complete the conversion on the date of the Exchange and Termination Agreement, Aerie issued an additional 329,124 shares of Common Stock (the “Additional Shares”) to the Holders. Aerie expects to expense the value of the Additional Shares in the amount of approximately $24 million during the third quarter of 2018.

Entry into Credit Facility
On July 23, 2018, Aerie entered into a credit agreement (as amended on August 7, 2018) with certain entities affiliated with Deerfield Management Company L.P. providing for a $100 million senior secured delayed draw term loan facility (the “credit facility”). The credit facility includes fees upon drawdown of 1.75% of amounts drawn, an 8.625% annual interest rate on drawn amounts, and annual fees on undrawn amounts of 1.5%. The allowable draw period ends two years from the effective date of the credit facility. Fees on undrawn amounts accrue but are not payable until July 23, 2020, and no principal payments will be due on drawn amounts, if any, until July 23, 2020. The credit facility matures on July 23, 2024. The credit facility has certain covenants and prepayment provisions and may be terminated by Aerie at any time for a one-time fee of $1.5 million. No funds were drawn at closing.
Collaboration Agreement with DSM
On August 1, 2018, the Company announced that it entered into an Amended and Restated Collaborative Research, Development, and License Agreement with DSM (the “Collaboration Agreement”), which provides for (i) a worldwide exclusive license for all ophthalmic indications to DSM’s polyesteramide polymer technology, (ii) continuation of the collaborative research initiatives through the end of 2020, including the transfer of DSM’s formulation technology to Aerie during that time and (iii) access to a preclinical latanoprost implant. Aerie paid $6.0 million to DSM upon execution of the Collaboration Agreement, with an additional $9.0 million payable to DSM through the end of 2020. The Collaboration Agreement also includes contingent payments that may be due to DSM upon the achievement of certain development and regulatory milestones. Aerie would also pay royalties to DSM when products are commercialized under this Collaborative Agreement, if any.

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
Overview
We are an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, retina diseases and other diseases of the eye. Our strategy is to commercialize our U.S. Food and Drug Administration (“FDA”) approved product, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”), in North American markets and advance our product candidate, RoclatanTM (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“RoclatanTM”), to regulatory approval. We launched Rhopressa® in the United States at the end of April 2018. Rhopressa® is now being sold to national and regional U.S. pharmaceutical distributors, and patients have access to Rhopressa® through pharmacies across the United States. We expect preferred formulary coverage for the majority of commercial plans by the end of 2018, and preferred formulary coverage for the majority of Medicare Part D plans commencing in 2019. We have already obtained coverage in some commercial and Medicare Part D plans and are in the process of increasing those levels of coverage. In the glaucoma market in the United States, approximately half of the volumes are covered under commercial plans and half under Medicare Part D. Medicare Part D coverage would normally commence for Rhopressa®, as with other new products, on January 1, 2019. However, there have been early acceptances of Rhopressa® onto certain Medicare Part D plans, commencing as early as June 1, 2018. We hired a commercial team that includes approximately 100 sales representatives to target approximately 14,000 high-prescribing eye care professionals throughout the United States. This sales force is responsible for sales of Rhopressa®, and will also be responsible for sales of RoclatanTM, if approved.
We also seek to enhance our longer-term commercial potential by identifying and advancing additional product candidates. This may be accomplished through our internal discovery efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional ophthalmic products or technologies or product candidates that complement our current product portfolio. Our collaboration with DSM, a global science-based company headquartered in the Netherlands, as further discussed below, through which we obtained access to their bio-erodible polymer technology, is an example of this, as is our acquisition of assets from Envisia Therapeutics Inc. (“Envisia”), designed to advance our progress in developing potential future product candidates to treat retinal diseases.
Our strategy also includes developing our business outside of North America, including obtaining regulatory approval in Europe and Japan on our own for Rhopressa® and RoclatanTM. If we obtain regulatory approval, we currently expect to commercialize Rhopressa® and RoclatanTM in Europe on our own, and likely partner for commercialization in Japan.
In January 2017, we announced that we are building a new manufacturing plant in Athlone, Ireland. This will be our first manufacturing plant, which is expected to produce commercial supplies of Rhopressa® and, if approved, RoclatanTM. Commercial supply from our Ireland manufacturing plant is expected to be available by 2020. Our current contract manufacturer started producing commercial supply of Rhopressa® in 2017. We are also in the process of adding a second contract manufacturer, which we expect may produce commercial supply by as early as the end of 2018. We expect to continue to use product sourced from our current contract manufacturers when the Ireland plant is operational.
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
Product and Product Candidate Overview
Rhopressa®, our only current product approved by the FDA, represents the first of a new drug class for reducing intraocular pressure (“IOP”) in patients with glaucoma in over 20 years. Rhopressa® has demonstrated that it reduces IOP through Rho kinase (“ROCK”) inhibition, its mechanism of action (“MOA”) by which Rhopressa® increases the outflow of aqueous humor through the trabecular meshwork (“TM”), which accounts for approximately 80% of fluid drainage from a healthy eye. Our late-stage pipeline consists of RoclatanTM, a single-drop fixed-dose combination of Rhopressa® and latanoprost, which reduces IOP through the same MOA as Rhopressa®, along with a second MOA that utilizes the ability of latanoprost to increase the outflow of aqueous humor through the uveoscleral pathway, the eye’s secondary drain. In a recent “Day 74” letter from the FDA, the RoclatanTM Prescription Drug User Fee Act (“PDUFA”) goal date was set for March 14, 2019. Both Rhopressa® and RoclatanTM are taken once-daily in the evening and have shown in preclinical and clinical trials to be effective in reducing IOP, with a favorable safety profile.
Rhopressa®
Rhopressa® is a once-daily eye drop designed to reduce elevated IOP in patients with open-angle glaucoma or ocular hypertension. Rhopressa® received approval from the FDA on December 18, 2017, two months earlier than the scheduled PDUFA date of February 28, 2018. The active ingredient in Rhopressa®, netarsudil, is a ROCK inhibitor. In practice, early indications point to healthcare professionals positioning Rhopressa® as concomitant therapy to prostaglandins or non-PGA (prostaglandin analog) medications when additional IOP reduction is desired. Based on this positioning, we believe Rhopressa® may primarily compete with non-PGA products, due to its targeting of the diseased TM, its demonstrated ability to reduce IOP at consistent levels across tested baselines, its preferred once-daily dosing relative to currently marketed non-PGA products and its safety profile. Adjunctive therapies currently represent nearly one-half of the glaucoma prescription market in the United States, according to IQVIA (formerly known as IMS Health). We believe that Rhopressa® may also become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs and for patients who choose to avoid the cosmetic issues associated with PGA products.
Rocket 4, one of our Phase 3 registration trials for Rhopressa®, was designed to generate adequate six-month safety data for European regulatory approval, along with efficacy and safety data from our other Phase 3 registration trials for Rhopressa®, Rocket 1 and Rocket 2. We expect to file a marketing authorization application (“MAA”) for Rhopressa® with the European Medicines Agency (“EMA”) by the end of 2018. We also completed a Phase 1 clinical trial and commenced a Phase 2 clinical trial in the United States, which are designed to support meeting the requirements of Japan’s Pharmaceuticals and Medical Devices Agency for potential regulatory submission of Rhopressa® in Japan. These clinical trials have included Japanese and Japanese-American subjects. We are also planning to initiate an additional Phase 2 clinical trial on Japanese patients in Japan to support subsequent Phase 3 registration trials that are expected to be conducted in Japan.
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
We submitted a New Drug Application (“NDA”) for RoclatanTM to the FDA in May 2018 under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which provides for an abbreviated approval pathway, since RoclatanTM is a fixed dose combination of two FDA-approved drugs in the United States. On July 23, 2018, we announced that the NDA was accepted for review by the FDA and the Prescription Drug User Fee Act goal date was set for March 14, 2019, which represents a ten-month review. This was communicated by the FDA via a “Day 74” letter, which also indicated that the application is sufficiently complete to permit a substantive review and that the FDA had not identified any potential review issues. The “Day 74” letter did not mention the need for an advisory committee.
We have completed two Phase 3 registration trials for RoclatanTM. The first Phase 3 registration trial for RoclatanTM, named Mercury 1, was a 12-month safety trial with a 90-day efficacy readout. Mercury 1 achieved its primary efficacy endpoint of demonstrating statistical superiority of RoclatanTM to each of its components, including Rhopressa® and the market-leading PGA, latanoprost, and the safety and tolerability results showed no drug-related serious adverse events. On July 19, 2017, we announced the Mercury 1 12-month safety results, noting the safety results for RoclatanTM showed no treatment-related serious adverse events and minimal evidence of treatment-related systemic effects. There were no new adverse events that developed over the 12-month period relative to the 90-day results, and there were no drug-related serious or systemic adverse events.
The second Phase 3 registration trial for RoclatanTM, named Mercury 2, was a 90-day efficacy and safety trial also designed to demonstrate statistical superiority of RoclatanTM to each of its components. The Mercury 2 trial design was identical to that of Mercury 1, except that Mercury 2 was a 90-day trial without the additional nine-month safety extension included in Mercury 1. Both Mercury 1 and Mercury 2 achieved their 90-day primary efficacy endpoints of demonstrating statistical superiority of

RoclatanTM over each of its components at all measured time points in patients with maximum baseline IOPs of above 20 mmHg to below 36 mmHg.
Mercury 1 and Mercury 2 will also be used for European approval of RoclatanTM, and we initiated a third Phase 3 registration trial for RoclatanTM, named Mercury 3, in Europe during the third quarter of 2017. Mercury 3, a six-month safety trial, is designed to compare RoclatanTM to Ganfort®, a fixed-dose combination product of bimatoprost, a PGA, and timolol marketed in Europe. If successful, Mercury 3 is expected to improve our commercialization prospects in Europe. We currently expect to read out topline 90-day efficacy data for the trial in 2019 and to submit an MAA with the EMA for RoclatanTM thereafter.
Pipeline Opportunities
Our stated objective is to build a major ophthalmic pharmaceutical company. We are evaluating possible uses of our existing proprietary portfolio of ROCK inhibitors beyond glaucoma and ophthalmology. Our owned preclinical small molecule, AR-13503, has demonstrated the potential for the treatment of diabetic retinopathy and wet age-related macular degeneration (“AMD”) by inhibiting ROCK and Protein kinase C. AR-13503 has shown lesion size decreases in an in vivo preclinical model of wet AMD at levels similar to the current market-leading wet AMD anti-vascular endothelial growth factor (“anti-VEGF”) product. When used in combination with the market-leading anti-VEGF product, AR-13503 produced greater lesion size reduction than the anti-VEGF product alone in a model of proliferative diabetic retinopathy. This molecule has not yet been tested in humans in a clinical trial setting. Pending additional studies, AR-13503 may have the potential to provide an entirely new mechanism and pathway to treat diabetic retinopathy, wet AMD and related diseases of the retina, such as diabetic macular edema (“DME”). We expect to submit an Investigational New Drug application (“IND”) for AR-13503 in early 2019. Since AR-13503 is a small molecule with a short half-life, and the aforementioned diseases are located in the back of the eye, a delivery mechanism is needed to deliver the molecule to the back of the eye for a sustained delivery period.
To that end, on July 31, 2017, we announced that we entered into a collaborative research, development and licensing agreement with DSM. The research collaboration agreement includes an option to license DSM’s bio-erodible polymer implant technology for sustained delivery of certain Aerie compounds to treat ophthalmic diseases. This technology uses polyesteramide polymers to produce an injectable, thin fiber that is minute in size. Preclinical experiments have demonstrated early success in conjunction with AR-13503, including demonstration of linear, sustained elution rates over several months and achievement of target retinal drug concentrations. On August 1, 2018, we announced the expansion of our collaboration with DSM to provide for (i) a worldwide exclusive license for all ophthalmic indications to DSM’s polyesteramide polymer technology, (ii) continuation of the collaborative research initiatives through the end of 2020, including the transfer of DSM’s formulation technology to Aerie during that time and (iii) access to a preclinical latanoprost implant.
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
Financial Overview
Our cash, cash equivalents and investments totaled $286.1 million as of June 30, 2018. We believe our cash, cash equivalents and investments balances are adequate to provide for our current ongoing needs, though there may be need for additional financing activity as we continue to grow, such as the potential use of the credit facility we entered into in July 2018. No amounts were drawn at the closing of such credit facility. See “—Liquidity and Capital Resources” below and Note 13 to our condensed consolidated financial statements included in this report for additional information.
We have incurred net losses since our inception in June 2005. Historically, our operations had primarily been limited to research and development and raising capital. As of June 30, 2018, we had an accumulated deficit of $559.6 million. We recorded net losses of $55.0 million and $95.7 million for the three and six months ended June 30, 2018, respectively. We recorded net losses of $28.4 million and $54.2 million for the three and six months ended June 30, 2017. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rhopressa®, advancing our product pipeline, international expansion and construction of our manufacturing facility in Athlone, Ireland. We expect to continue to incur operating losses until such a time when one or more of our products is commercially successful, if at all. If we do not successfully commercialize Rhopressa®, or RoclatanTM or any future product candidates, if approved, we may be unable to generate product revenue or achieve profitability. We may be required to draw down on the credit facility we entered into in July 2018, or to obtain further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts.
Product Revenues, Net
As a result of the commercial launch of Rhopressa® in the United States in late April 2018, we commenced generating product revenues from sales of Rhopressa® during the three months ended June 30, 2018. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates, chargebacks and other discount programs, and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.
We will not generate any revenue from RoclatanTM or any future product candidates unless and until we obtain regulatory approval and commercialize such products.
Cost of Goods Sold
Cost of goods sold consists of direct and indirect costs to procure and manufacture Rhopressa® product sold, including third-party manufacturing costs. We began capitalizing inventory costs for Rhopressa® after receipt of FDA approval of Rhopressa® on December 18, 2017. Prior to receiving FDA approval, such costs were expensed as selling, general and administrative expenses. Cost of goods sold in 2018 will be favorably impacted by sales of Rhopressa® inventory that was expensed prior to FDA approval; however, we do not expect the impact to be material.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for all officers and employees in general management, sales and marketing, manufacturing, finance, and administration. Other significant expenses include pre-approval commercial-related manufacturing costs, sales and marketing planning activities, facilities expenses and professional fees for audit, tax, legal and other services.
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
In July 2018, the 2014 Convertible Notes were fully converted into shares of Aerie common stock. See Note 13 to our condensed consolidated financial statements included in this report for additional information.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, costs and expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of revenue recognition, accrued expenses, fair value measurements, acquisitions and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Other than the application of revenue recognition policies and estimates as described below, our critical accounting policies and significant estimates have not materially changed since the date we filed our 2017 Form 10-K. For more information on our critical accounting policies and estimates, refer to our 2017 Form 10-K.
Revenue Recognition
We recognize revenue when our customers obtain control of our product in an amount that reflects the consideration we expect to receive from our customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of the Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to our customer. Once the contract is determined to be within the scope of ASC Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied. Shipping and handling costs related to our product sales are included in selling, general and administrative expenses.
Net product revenues for the three and six months ended June 30, 2018 were derived from sales of Rhopressa® in the United States to customers, which principally include a limited number of national and select regional wholesalers (the “Distributors”). These Distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. The product that is ultimately used by patients is generally covered by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and may be subject to rebates and discounts payable directly to those Third-party Payers. We have already obtained coverage in some commercial and Medicare Part D plans and are in the process of increasing those levels of coverage. In the glaucoma market in the United States, approximately half of the volumes are covered under commercial plans and half under Medicare Part D. Medicare Part D coverage would normally commence for Rhopressa®, as with other new products, on January 1, 2019. However, there have been early acceptances of Rhopressa® onto certain Medicare Part D plans, commencing as early as June 1, 2018.
Product revenue is recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities based on the expected method of settlement. Amounts billed or invoiced are included in accounts receivable, net on the condensed consolidated balance sheet. We did not have any contract assets (unbilled receivables) at June 30, 2018, as customer invoicing generally occurs before or at the time of revenue recognition. We did not have any contract liabilities at June 30, 2018, as we did not receive payments in advance of fulfilling our performance obligations to our customers.

Net product revenue is typically recognized when the Distributors obtain control of our product, which occurs at a point in time, typically upon delivery of Rhopressa® to the Distributors. For the three months ended June 30, 2018, three Distributors accounted for 34%, 33% and 30% of total revenues, respectively. We evaluate the creditworthiness of each of our Distributors to determine whether it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur. We do not assess whether a contract has a significant financing component if the expectation is such that the period between the transfer of the promised goods to the customer and the receipt of payment will be less than one year. Standard credit terms do not exceed 75 days.
We calculate our net product revenue based on the wholesale acquisition cost that we charge our Distributors for Rhopressa® less variable consideration. Variable consideration consists of estimates relating to (i) trade discounts and allowances, such as discounts for prompt payment and Distributor fees, (ii) estimated rebates, chargebacks and other discounts payable to Third-party Payers and (iii) reserves for expected product returns. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.
Trade Discounts and Allowances: We generally provide discounts on sales of Rhopressa® to our Distributors for prompt payment and pay fees for distribution services and for certain data that Distributors provide to us. We expect our Distributors to earn these discounts and fees, and accordingly deduct the full amount of these discounts and fees from our gross product revenues at the time such revenues are recognized.
Rebates, Chargebacks and Other Discounts: We contract with Third-party Payers for coverage and reimbursement of Rhopressa®. We estimate the rebates and chargebacks we expect to be obligated to provide to Third-party Payers and deduct these estimated amounts from our gross product revenue at the time the revenue is recognized. We estimate the rebates and chargebacks that we expect to be obligated to provide to Third-party Payers based upon (i) our contracts and negotiations with these Third-party Payers, (ii) estimates regarding the payer mix for Rhopressa® and (iii) historical industry information regarding the payer mix for comparable pharmaceutical products and product portfolios. Other discounts include our co-pay assistance programs for commercially-insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to pay associated with product that has been recognized as revenue.
Product Returns: We estimate the amount of Rhopressa® that will be returned and deduct these estimated amounts from our gross revenue at the time the revenue is recognized. We currently estimate product returns based on historical industry information regarding rates for comparable pharmaceutical products and product portfolios, the estimated remaining shelf life of Rhopressa® shipped to Distributors, and contractual agreements with our Distributors intended to limit the amount of inventory they maintain. Reporting from the Distributors includes Distributor sales and inventory held by Distributors, which provide us with visibility into the distribution channel to determine when product would be eligible to be returned.

Results of Operations
Comparison of the Three Months Ended June 30, 2018 and 2017
The following table summarizes the results of our operations for the three months ended June 30, 2018 and 2017:

	THREE MONTHS ENDED JUNE 30,		CHANGE	% CHANGE
	2018	2017
	(in thousands, except percentages)
Product revenues, net	$2,423	$—	$2,423	*
Total revenues, net	2,423	—	2,423	*
Cost of goods sold	59	—	59	*
Selling, general and administrative expenses	39,891	17,153	22,738	133%
Research and development expenses	18,157	10,615	7,542	71%
Total costs and operating expenses	58,107	27,768	30,339	109%
Loss from operations	(55,684)	(27,768)	(27,916)	101%
Other income (expense), net	663	(618)	1,281	*
Loss before income taxes	$(55,021)	$(28,386)	$(26,635)	94%
*Percentage not meaningful
Product revenues, net
Product revenues, net amounted to $2.4 million for the three months ended June 30, 2018 and relate to sales of Rhopressa®, which we launched in the United States at the end of April 2018. Rhopressa® is our first product to receive regulatory approval. We did not generate any revenues prior to the three months ended June 30, 2018.
Cost of goods sold
Cost of goods sold was $0.1 million for the three months ended June 30, 2018. Our gross margin percentage of 98% was favorably impacted during the three months ended June 30, 2018 by sales of Rhopressa® with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the three months ended June 30, 2018 was valued at cost, our gross margin for the period then ended would have been 97%.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $22.7 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was primarily associated with the expansion of our employee base to support the growth of our operations as well as sales and marketing expenses incurred in connection with our commercial launch of Rhopressa®. Employee-related expenses increased by $11.8 million primarily due to increased headcount, including the addition of our sales force, and an increase in stock-based compensation expense of $2.5 million. Expenses related to our sales and marketing activities increased by $7.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as a result of our Rhopressa® commercial launch in the United States.
Research and development expenses
Research and development expenses increased by $7.5 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase is primarily comprised of an increase of $3.2 million of employee-related expenses, including stock-based compensation, and an increase of $1.1 million related to preclinical programs. Research and development expenses for RoclatanTM totaled $3.3 million and $2.9 million for three months ended June 30, 2018 and 2017, respectively. Expenses for RoclatanTM during the three months ended June 30, 2018 include approximately $2.4 million for the NDA filing fee, as we submitted the NDA for RoclatanTM to the FDA in May 2018, as well as costs related to the Mercury 3 registration trial in Europe. Research and development expenses for Rhopressa® totaled $1.6 million and $1.2 million for three months ended June 30, 2018 and 2017, respectively. Expenses for Rhopressa® during the three months ended June 30, 2018 primarily relate to costs incurred for our Phase 2 clinical trial for Japanese regulatory approval.

Other income (expense), net
Other income (expense), net consists of the following:

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2018	2017
	(in thousands)
Interest income	$889	$377	$512
Interest expense	(462)	(604)	142
Other income (expense)	236	(391)	627
Other income (expense), net	$663	$(618)	$1,281
The change in other income (expense), net for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 relates to an increase in interest income primarily due to the increase in our cash, cash equivalents and investments balances and an increase in unrealized foreign exchange gain included in other income (expense) related to the remeasurement of our Euro-denominated build-to-suit lease obligation, which is held by a subsidiary with a U.S. dollar functional currency.
Comparison of the Six Months Ended June 30, 2018 and 2017:
The following table summarizes the results of our operations for the six months ended June 30, 2018 and 2017:

	SIX MONTHS ENDED JUNE 30,		CHANGE	% CHANGE
	2018	2017
	(in thousands, except percentages)
Product revenues, net	$2,423	$—	$2,423	*
Total revenues, net	2,423	—	2,423	*
Cost of goods sold	59	—	59	*
Selling, general and administrative expenses	67,714	31,628	36,086	114%
Research and development expenses	31,129	21,569	9,560	44%
Total costs and operating expenses	98,902	53,197	45,705	86%
Loss from operations	(96,479)	(53,197)	(43,282)	81%
Other income (expense), net	759	(930)	1,689	*
Loss before income taxes	$(95,720)	$(54,127)	$(41,593)	77%
*Percentage not meaningful
Product revenues, net
Product revenues, net amounted to $2.4 million for the six months ended June 30, 2018 and relate to sales of Rhopressa®, which we launched in the United States at the end of April 2018. Rhopressa® is our first product to receive regulatory approval. We did not generate any revenues prior to the six months ended June 30, 2018.
Cost of goods sold
Cost of goods sold was $0.1 million for the six months ended June 30, 2018. Our gross margin percentage of 98% was favorably impacted during the six months ended June 30, 2018 by sales of Rhopressa® with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the six months ended June 30, 2018 was valued at cost, our gross margin for the period then ended would have been 97%.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $36.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was primarily associated with the expansion of our employee base to support the growth of our operations as well as sales and marketing expenses incurred in connection with our commercial launch of Rhopressa®. Employee-related expenses increased by $20.1 million primarily due to increased headcount, including the addition of our sales force, and an increase in stock-based compensation expense of $5.4 million. Expenses related to our sales and marketing activities increased by $10.8 million, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 as a result of our Rhopressa® commercial launch in the United States.
Research and development expenses
Research and development expenses increased by $9.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase is primarily comprised of an increase of $5.7 million of employee-related expenses, including stock-based compensation, and an increase of $1.7 million related to preclinical programs, partially offset by a $2.2 million decrease in expenses related to RoclatanTM. Research and development expenses for RoclatanTM totaled $4.2 million and $6.4 million for the six months ended June 30, 2018 and 2017, respectively. Our Phase 3 clinical trials for RoclatanTM in the United States were completed during the third quarter of 2017. We submitted an NDA for RoclatanTM with the FDA in May 2018. Expenses for RoclatanTM for the six months ended June 30, 2018 include $2.4 million for the NDA filing fee as well as costs related to the Mercury 3 registration trial in Europe. Research and development expenses for Rhopressa® totaled $2.6 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively. Expenses for Rhopressa® during the six months ended June 30, 2018 primarily relate to costs incurred for our Phase 2 clinical trial for Japanese regulatory approval.
Other income (expense), net
Other income (expense), net consists of the following:

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2018	2017
	(in thousands)
Interest income	$1,699	$673	$1,026
Interest expense	(969)	(1,201)	232
Other income (expense)	29	(402)	431
Other income (expense), net	$759	$(930)	$1,689
The change in other income (expense), net for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 relates to an increase in interest income primarily due to the increase in our cash, cash equivalents and investments balances, and an unrealized foreign exchange gain included in other income (expense) in 2018 related to the remeasurement of our Euro-denominated build-to-suit lease obligation, which is held by a subsidiary with a U.S. dollar functional currency, as compared to an unrealized foreign exchange loss in 2017.
Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities and the issuance of convertible notes. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when one or more of our products is commercially successful, if at all. We received FDA approval for Rhopressa® on December 18, 2017 and launched Rhopressa® in the United States in late April 2018. As a result, we commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018.
Sources of Liquidity
During the six months ended June 30, 2018, we issued approximately 2.3 million shares of our common stock, for which we received net proceeds of approximately $136.4 million, after deducting fees and expenses. This includes approximately $62.3 million of net proceeds from our “at-the-market” sales agreement (“ATM”) and approximately $74.1 million of net proceeds from the issuance of shares of our common stock pursuant to an underwriting agreement related to a registered public offering.
As of June 30, 2018, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $286.1 million. Subsequent to June 30, 2018, the Company entered into a $100 million senior secured delayed draw term loan facility that matures on July 23, 2024. No funds were drawn at closing. See Note 13 to our condensed consolidated financial statements included in this report for additional information.

Cash Flows
The following table summarizes our sources and uses of cash:

	SIX MONTHS ENDED JUNE 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(77,799)	$(45,786)
Investing activities	13,600	(32,220)
Financing activities	137,278	122,711
Net change in cash and cash equivalents	$73,079	$44,705
Operating Activities
During the six months ended June 30, 2018 and 2017, net cash used in operating activities was $77.8 million and $45.8 million, respectively. The increase in cash used in operating activities during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to the expansion of our employee base, as well as an increase in cash used for commercial operations and manufacturing activities for the launch of Rhopressa®.
Investing Activities
During the six months ended June 30, 2018, our investing activities provided net cash of $13.6 million primarily related to sales and maturities of available-for-sale investments of $92.8 million, which were partially offset by purchases of available-for-sale investments of $56.2 million and purchases of property, plant and equipment of $23.0 million primarily related to the build-out of our manufacturing plant in Ireland. During the six months ended June 30, 2017, our investing activities used net cash of approximately $32.2 million primarily related to purchases of available-for-sale investments of $54.4 million partially offset by sales and maturities of available-for-sale investments of $24.8 million.
Financing Activities
During the six months ended June 30, 2018 and 2017, our financing activities provided net cash of $137.3 million and $122.7 million, respectively. The net cash provided by financing activities for six months ended June 30, 2018 was primarily related to the issuance and sale of common stock pursuant to our prior “at-the-market” sales agreement and underwriting agreement related to a registered public offering, from which we received total net proceeds of approximately $136.0 million, net of expenses paid during the period. In addition, we received net proceeds of $1.7 million from stock-based compensation arrangements, primarily from employee exercises of stock options and stock purchase rights under our employee stock purchase plan, partially offset by taxes paid on employees’ behalf through withholding of shares on restricted stock awards and option exercises. The net cash provided by financing activities for the six months ended June 30, 2017 was primarily related to the issuance and sale of common stock pursuant to our prior “at-the-market” sales agreement and underwriting agreement related to a registered public offering, from which we received total net proceeds of approximately $122.0 million, net of expenses paid during the period.
Operating Capital Requirements
We expect to incur ongoing operating losses until such a time when Rhopressa® or RoclatanTM or any other product, if approved in the future, are commercially successful, if at all.
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
In January 2017, we entered into a lease agreement for a new manufacturing plant in Ireland under which we are leasing approximately 30,000 square feet of interior floor space for build-out. Capital expenditures related to the manufacturing plant totaled approximately $21.2 million during the six months ended June 30, 2018.

We believe that our cash, cash equivalents and investments as of June 30, 2018 will provide sufficient resources to support our commercial activities for Rhopressa® through at least the next twelve months and to support the expected approval and planned commercialization of RoclatanTM in the United States. In July 2018, we entered into a $100 million senior secured delayed draw term loan facility, pursuant to which we may borrow up to $100 million in aggregate in one or more borrowings at any time prior to July 23, 2020. The first two years of payments on any drawn amounts will be on an interest-only basis. We do not currently intend on drawing down on the credit facility but may do so if and as needed.
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

•	costs of any new business strategies;

•	costs of operating as a public company, including legal, compliance, accounting and investor relations activities;

•	terms and timing of any acquisitions, collaborations, licensing, consulting or other arrangements;

•	costs related to our credit facility; and

•	filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.
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
Outstanding Indebtedness
As of June 30, 2018, our total indebtedness consisted of our $125.0 million aggregate principal amount of 2014 Convertible Notes. For a discussion of the 2014 Convertible Notes, see Note 9 to our condensed consolidated financial statements included in this report. Subsequent to June 30, 2018, the 2014 Convertible Notes were converted into shares of Aerie common stock. See Note 13 to our condensed consolidated financial statements included in this report for additional information.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as included in our 2017 Form 10-K, except for (i) minimum purchase commitments for the Rhopressa® active pharmaceutical ingredient and finished drug product of $36 million over the next five years; (ii) the conversion of the 2014 Convertible Notes in July 2018, which were converted into shares of Aerie common stock (see Note 13 to our condensed consolidated financial statements included in this report for additional information); and (iii) the entry into the agreement governing our new $100 million delayed draw term loan facility, which was entered into in July 2018, and includes annual fees on undrawn amounts and fees and interest on drawn amounts. No amounts were drawn at closing. See Note 13 to our condensed consolidated financial statements included in this report for additional information.
Off-Balance Sheet Arrangements
None.

Recent Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of June 30, 2018 totaled $270.6 million. Our investments totaled $15.5 million as of June 30, 2018 and consisted of commercial paper and corporate bonds. As of December 31, 2017, our cash and cash equivalents totaled $197.6 million. Our investments totaled $52.1 million as of December 31, 2017 and consisted of commercial paper and corporate bonds. Given the short-term nature of our cash, cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates.
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies, but has a U.S. dollar functional currency. We currently do not have any derivative instruments or a foreign currency hedging program. To date and during the six months ended June 30, 2018, foreign currency exposure and foreign currency financial instruments have not been material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
As a result of our commercial launch of Rhopressa® in the United States during the quarter ended June 30, 2018, we implemented processes and internal controls to record product revenues, net, cost of goods sold and inventory. The implementation of these processes resulted in changes to our internal controls over financial reporting, which we believe were material. There were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Amendment to Credit Facility
On August 7, 2018, Aerie entered into an amendment (the “Amendment”) to the Credit Agreement, dated as of July 23, 2018 (the “Credit Agreement”), with certain entities affiliated with Deerfield Management Company L.P. The Amendment, which is effective as of July 23, 2018, modifies the Credit Agreement to provide for the ability of the Company and its subsidiaries to pledge cash collateral to secure up to $2.5 million of letters of credit.
The foregoing is a summary of the material terms of the Amendment and not a complete description of the Amendment. Accordingly, the foregoing is qualified in its entirety by reference to the Amendment, attached hereto as Exhibit 10.1, and incorporated herein by reference.

PricewaterhouseCoopers Consent
In Exhibit 23.1 to the Company’s 2017 Form 10-K, the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLC, consented to the incorporation by reference into various of the Company’s registration statements of its report dated March 1, 2018 that is included in the 2017 Form 10-K. The reference to the Company’s Registration Statements on Form S-8 (Nos. 333-221442, 333-219671, 333-216578, and 333-216577) were inadvertently omitted. The revised and updated consent attached hereto as Exhibit 23.1 supersedes and replaces the Exhibit 23.1 filed with the 2017 Form 10-K. The revised and updated consent does not change any previously reported financial results or any other disclosures contained in the 2017 Form 10-K.

Item 6. Exhibits

10.1*
First Amendment to Credit Agreement, dated as of August 7, 2018, by and among Aerie Pharmaceuticals, Inc., the guarantors party thereto, the lenders party thereto, and Deerfield Private Design Fund III, L.P., as agent.

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

(i) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: August 9, 2018	/s/ RICHARD J. RUBINO
Richard J. Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)