Form 10-Q
period 2018-09-30
AERIE PHARMACEUTICALS INC
filed 2018-11-07
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2018, there were 45,453,615 shares of the registrant’s common stock, par value $0.001, outstanding.

Unless otherwise indicated or the context requires, the terms “Aerie,” “Company,” “we,” “us” and “our” refer to Aerie Pharmaceuticals, Inc. and its subsidiaries. References to “approved products” means products approved by the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities; references to “product candidates” means products that have been developed but not yet approved by the FDA or other regulatory authorities; references to “future product candidates” means products that have not yet been developed.

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
Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•
the potential future sales of Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and the potential commercial launch and potential future sales of RocklatanTM (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“RocklatanTM”), previously referred to as RoclatanTM, in the United States, and any future product candidates, if approved;

•
the potential future sales in markets outside of the United States of Rhopressa®, named Rhokiinsa® (netarsudil ophthalmic solution) 0.02% (“Rhokiinsa®”) in Europe, or RocklatanTM, or their equivalents, and any future product candidates;

•	our commercialization, marketing, manufacturing and supply management capabilities and strategies;

•	third-party payer coverage and reimbursement for our approved products (currently only Rhopressa® in the United States), product candidates and any future product candidates, if approved;

•
the glaucoma patient market size and the rate and degree of market adoption of our approved products, product candidates and any future product candidates, if approved, by eye care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of our approved products, product candidates and any future product candidates, if approved;

•
the success, timing and cost of our ongoing and anticipated preclinical studies and clinical trials for our product candidates and any future product candidates with respect to regulatory approval outside the United States, including statements regarding the timing of initiation and completion of the studies and trials;

•	our expectations regarding the effectiveness of our approved products, product candidates and any future product candidates and results of our clinical trials and any potential preclinical studies;

•
the timing of and our ability to request, obtain and maintain FDA or other regulatory authority approval of, or other action with respect to our approved products, product candidates and any future product candidates in the United States, Canada, Europe, Japan and elsewhere, including the expected timing of, and regulatory and/or other review of, filings for such product candidates;

•	our expectations related to the use of proceeds from our financing activities and credit facility;

•	our estimates regarding anticipated operating expenses and capital requirements and our needs for additional financing;

•
our plans to pursue development of additional product candidates and technologies in ophthalmology, including development of our approved products or product candidates for additional indications, our preclinical retina programs and other therapeutic opportunities, and our plans to explore possible uses of our existing proprietary compounds beyond glaucoma and ophthalmology;

ii

•	the potential advantages of our approved products, product candidates and any future product candidates;

•	our ability to protect our proprietary technology and enforce our intellectual property rights;

•
our expectations regarding collaborations, licensing, acquisitions and strategic operations, including our ability to in-license or acquire additional ophthalmic products, product candidates or technologies; and

•	our stated objective of building a major ophthalmic pharmaceutical company.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, industry change and other factors beyond our control, and depend on regulatory approvals and economic and other environmental circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We discuss many of these risks under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018 and Part II, Item 1A of this Quarterly Report on Form 10-Q, and other documents we have filed or furnished with the SEC.
In particular, FDA approval of Rhopressa® does not constitute FDA approval of RocklatanTM in the United States, and there can be no assurance that we will receive FDA approval for RocklatanTM or any future product candidates. FDA approval of Rhopressa® also does not constitute regulatory approval of Rhopressa®, or Rhokiinsa® as it is named in Europe, in jurisdictions outside the United States, and there can be no assurance that Rhopressa® or Rhokiinsa® will obtain regulatory approval in other jurisdictions. Our receipt of a Prescription Drug User Fee Act (“PDUFA”) goal date notification for RocklatanTM does not constitute FDA approval of the RocklatanTM New Drug Application (“NDA”), and there can be no assurance that the FDA will complete its review by the PDUFA goal date of March 14, 2019, that the FDA will not require changes or additional data that must be made or received before it will approve the NDA, if ever, or that the FDA will approve the NDA. The European Medicines Agency ("EMA") acceptance of our Marketing Authorisation Application ("MAA") for Rhokiinsa® does not constitute EMA approval of Rhokiinsa® and does not provide assurance that the EMA will approve Rhokiinsa®. In addition, the preclinical research discussed in this report is preliminary and the outcome of such preclinical studies may not be predictive of the outcome of later clinical trials. Any future clinical trial results may not demonstrate safety and efficacy sufficient to obtain regulatory approval related to the preclinical research findings discussed in this report, and we may suspend or discontinue research programs at any time for any reason.
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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Assets
Current assets
Cash and cash equivalents	$234,954	$197,569
Short-term investments	1,000	52,086
Accounts receivable, net	1,961	—
Inventory	5,612	—
Prepaid expenses and other current assets	3,290	4,487
Total current assets	246,817	254,142
Property, plant and equipment, net	58,360	31,932
Other assets	4,017	4,202
Total assets	$309,194	$290,276
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,066	$6,245
Accrued expenses and other current liabilities	27,948	18,939
Total current liabilities	35,014	25,184
Convertible notes, net	—	123,845
Other non-current liabilities	5,598	5,648
Total liabilities	40,612	154,677
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of September 30, 2018 and December 31, 2017; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 45,451,227 and 36,947,637 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	45	37
Additional paid-in capital	913,499	597,318
Accumulated other comprehensive loss	(1)	(28)
Accumulated deficit	(644,961)	(461,728)
Total stockholders’ equity	268,582	135,599
Total liabilities and stockholders’ equity	$309,194	$290,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
Product revenues, net	$7,302	$—	$9,725	$—
Total revenues, net	7,302	—	9,725	—
Costs and expenses:
Cost of goods sold	205	—	264	—
Selling, general and administrative	39,933	19,774	107,647	51,402
Research and development	28,502	12,408	59,631	33,977
Total costs and expenses	68,640	32,182	167,542	85,379
Loss from operations	(61,338)	(32,182)	(157,817)	(85,379)
Other income (expense), net	(24,050)	(141)	(23,291)	(1,071)
Loss before income taxes	(85,388)	(32,323)	(181,108)	(86,450)
Income tax expense	—	49	3	142
Net loss	$(85,388)	$(32,372)	$(181,111)	$(86,592)
Net loss per common share—basic and diluted	$(1.96)	$(0.89)	$(4.47)	$(2.48)
Weighted average number of common shares outstanding—basic and diluted	43,657,423	36,210,329	40,505,534	34,932,551

Net loss	$(85,388)	$(32,372)	$(181,111)	$(86,592)
Unrealized gain (loss) on available-for-sale investments	8	(17)	27	(30)
Comprehensive loss	$(85,380)	$(32,389)	$(181,084)	$(86,622)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
Cash flows from operating activities
Net loss	$(181,111)	$(86,592)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,730	916
Amortization of debt issuance costs and fees	779	230
Amortization and accretion of premium or discount on investments, net	54	52
Stock-based compensation	29,015	18,072
Induced conversion of convertible notes	24,059	—
Unrealized foreign exchange (gain) loss	(207)	522
Changes in operating assets and liabilities
Accounts receivable, net	(1,961)	—
Inventory	(5,299)	—
Prepaid, current and other assets	955	1,718
Accounts payable, accrued expenses and other current liabilities	10,924	(1,981)
Net cash used in operating activities	(121,062)	(67,063)
Cash flows from investing activities
Purchase of available-for-sale investments	(56,195)	(101,217)
Proceeds from sales and maturities of investments	107,297	48,696
Purchase of property, plant and equipment	(29,404)	(7,073)
Net cash provided by (used in) investing activities	21,698	(59,594)
Cash flows from financing activities
Proceeds from sale of common stock, net	135,972	122,046
Proceeds related to issuance of stock for stock-based compensation arrangements, net	2,933	744
Payment of debt issuance costs	(1,621)	—
Other financing	(535)	—
Net cash provided by financing activities	136,749	122,790
Net change in cash and cash equivalents	37,385	(3,867)
Cash and cash equivalents, at beginning of period	197,569	197,945
Cash and cash equivalents, at end of period	$234,954	$194,078
Non-cash financing activities
Conversion of convertible notes to common stock (Note 9)	$148,078	$—
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
The Company has a U.S. Food and Drug Administration (“FDA”) approved product, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”), and an advanced-stage product candidate, RocklatanTM (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“RocklatanTM”), previously referred to as RoclatanTM, both designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. The Company is commercializing Rhopressa® and intends to commercialize RocklatanTM, if approved, on its own in North American markets. The Company’s strategy also includes pursuing regulatory approval for Rhopressa® (named Rhokiinsa® in Europe) and RocklatanTM in Europe and Japan on its own, though the products may be named differently in those respective regions.
Rhopressa® is a once-daily eye drop designed to reduce elevated IOP in patients with open-angle glaucoma or ocular hypertension that received FDA approval on December 18, 2017. The Company launched Rhopressa® in the United States at the end of April 2018. On October 9, 2018, the Company announced that the European Medicines Agency (“EMA”) accepted for review the marketing authorisation application (“MAA”) for Rhopressa®, which will be marketed under the name Rhokiinsa® in Europe, if approved. Additionally, the Company completed a Phase 1 clinical trial and commenced a Phase 2 clinical trial in the United States, which were designed to support meeting the requirements of Japan’s Pharmaceuticals and Medical Devices Agency for potential regulatory submission of Rhopressa® in Japan. These clinical trials have included Japanese and Japanese-American subjects. The Company is also planning to initiate an additional Phase 2 clinical trial on Japanese patients in Japan to support subsequent Phase 3 registration trials that are expected to be conducted in Japan.
The Company’s advanced-stage product candidate, RocklatanTM, is a once-daily fixed-dose combination of Rhopressa® and latanoprost. The Company submitted a New Drug Application (“NDA”) to the FDA in May 2018 under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which provides for an abbreviated approval pathway, since RocklatanTM is a fixed dose combination of two FDA-approved drugs in the United States. In July 2018, the Company announced that the NDA was accepted for review by the FDA and the Prescription Drug User Fee Act goal date was set for March 14, 2019, which represents a ten-month review. In Europe, the Company is currently conducting a Phase 3 trial, named Mercury 3, comparing RocklatanTM to Ganfort®, a fixed-dose combination product of bimatoprost (a prostaglandin analog) and timolol marketed in Europe, which if successful, is expected to improve its commercialization prospects in that region. Mercury 3 is not necessary for approval in the United States. The Company plans to submit an MAA for RocklatanTM in Europe in the second half of 2019, if Rhokiinsa® is approved by the EMA.
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
On August 1, 2018, the Company entered into an Amended and Restated Collaborative Research, Development, and License Agreement with DSM (the “Collaboration Agreement”), which provides for (i) a worldwide exclusive license for all ophthalmic indications to DSM’s polyesteramide polymer technology, (ii) continuation of the collaborative research initiatives through the end of 2020, including the transfer of DSM’s formulation technology to Aerie during that time and (iii) access to a preclinical latanoprost implant. Aerie paid $6.0 million to DSM upon execution of the Collaboration Agreement, with an additional $9.0 million payable to DSM through the end of 2020. As a result, $7.4 million related to our expanded collaboration agreement with DSM was expensed to research and development expense for the three months ended September 30, 2018, which included the upfront payment of $6.0 million. The Collaboration Agreement also includes contingent payments that may be due to DSM upon the achievement of certain development and regulatory milestones. Aerie would also pay royalties to DSM when products are commercialized under this Collaboration Agreement, if any.
On October 4, 2017, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Envisia Therapeutics Inc. (“Envisia”) to acquire the rights to use PRINT® (Particle Replication in Non-wetting Templates) technology in ophthalmology, as well as rights relating to Envisia’s preclinical dexamethasone steroid implant for the potential treatment of diabetic macular edema that utilizes the PRINT® technology, referred to as AR-1105. The PRINT® technology is a proprietary system capable of creating precisely-engineered sustained-release products utilizing fully-scalable manufacturing processes. The Company will also focus on using PRINT® to manufacture injectable implants containing AR-13503, potentially in conjunction with the bio-erodible polymer from DSM. The Company is also evaluating this technology platform for sustained release of therapies to the front of the eye, including to treat glaucoma or ocular hypertension, as examples. The Company commenced operation of its good manufacturing practices-validated manufacturing facility for production of ophthalmic implants using PRINT® technology in its Durham, North Carolina, facility in October 2018.
Prior to 2018, the Company had not generated any revenue. Aerie commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018 following its commercial launch of Rhopressa® in the United States in late April 2018. The Company’s activities from inception until the commercial launch of Rhopressa® in the United States had primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has incurred losses and experienced negative operating cash flows since inception. The Company has funded its operations primarily through the sale of equity securities (see Note 10, “Stockholders’ Equity”) and issuance of convertible notes (see Note 9, “Debt”).
On July 23, 2018, the Company’s $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”) was converted into shares of Aerie common stock. Aerie issued 329,124 additional shares of common stock in order to induce the conversion for which $24.1 million was expensed to other expense on the condensed consolidated statement of operations and comprehensive loss during the three months ended September 30, 2018. In addition, the Company entered into a $100 million senior secured delayed draw term loan facility (the “credit facility”) that matures on July 23, 2024. See Note 9, “Debt,” for additional information.
If the Company does not successfully commercialize Rhopressa®, RocklatanTM or any future product candidates, it may be unable to achieve profitability. Accordingly, the Company may be required to draw down on the credit facility it entered into in July 2018, or obtain further funding through public or private offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018 (“2017 Form 10-K”). The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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
Revenue Recognition
Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company did not generate any revenue prior to the three months ended June 30, 2018, and therefore the adoption of ASC Topic 606 did not have an impact to the Company’s financial statements for any prior periods or upon adoption. In accordance with ASC Topic 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. The reported results for the three and nine months ended September 30, 2018 reflect the application of ASC Topic 606.
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
The Company depends on single source suppliers for the active pharmaceutical ingredient (“API”) in Rhopressa® and the manufacture of finished product. The Company is in the process of adding additional contract manufacturers, which are expected to produce API and finished product commercial supply beginning in the first half of 2019. In addition, the Company is building a new manufacturing plant in Athlone, Ireland, which is expected to produce commercial supplies of Rhopressa® and, if approved, RocklatanTM and Rhokiinsa®. Commercial supply from the Ireland manufacturing plant is expected to be available in 2020.
Inventories
Prior to the date the Company obtains regulatory approval for its product candidates, manufacturing costs related to commercial production for such product candidates are expensed as selling, general and administrative expense. Once regulatory approval is obtained, the Company capitalizes such costs as inventory. Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out (“FIFO”) method.
Property, Plant and Equipment, Net
Property, plant and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Construction-in-progress reflects amounts incurred for property, plant or equipment construction or improvements that have not been yet placed in service, which primarily relates to the build-out of the Company’s manufacturing plant in Ireland (see Note 7, “Property, Plant and Equipment, Net”). Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net loss.

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
Available-for-sale investments in debt securities are recorded at fair value, with unrealized gains or losses included as other comprehensive loss on the condensed consolidated statements of comprehensive loss and as accumulated other comprehensive loss on the condensed consolidated balance sheets. Realized gains and losses, interest income earned on the Company’s cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on investments are included within other income (expense), net. Interest income was $0.8 million and $2.5 million for the three and nine months ended September 30, 2018, respectively, and $0.6 million and $1.3 million for the three and nine months ended September 30, 2017, respectively. Realized losses of $0.2 million were reclassified out of accumulated other comprehensive loss and recognized within other income (expense), net during the nine months ended September 30, 2018. There were no realized gains or losses recognized during the three months ended September 30, 2018 or during the three or nine months ended September 30, 2017.
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
There were no transfers between the different levels of the fair value hierarchy during the three or nine months ended September 30, 2018.
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
Adoption of New Accounting Standards
In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Internal-Use Software, to include in its scope implementation costs of a cloud computing arrangement that is a service contract. Consequently, the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement, is aligned with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This ASU is effective for the Company beginning January 1, 2019 and early adoption is permitted. The Company elected to early adopt this standard during the third quarter of 2018, which did not have a material impact on its consolidated financial statements and disclosures.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”) (“ASU 2018-05”), which adds guidance to clarify the treatment of income taxes based on changes enacted on December 22, 2017 in H.R. 1 (commonly referred to as the “Tax Act”). ASU 2018-05 incorporates references in ASC Topic 740 to SAB 118, which was issued on December 22, 2017, to address the application of U.S. GAAP in situations when a registrant may not have the necessary information available in reasonable detail to complete the accounting for certain income tax effects. The guidance became effective immediately upon the enactment of the Tax Act in accordance with U.S. GAAP which requires deferred tax assets and liabilities to be revalued during the period in which new tax legislation is enacted. The Company’s final impact assessment on the consolidated financial statements will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Act.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when changes to the terms or conditions of share-based payment awards must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance became effective for the Company beginning on January 1, 2018. The impact of the adoption of this guidance on its consolidated financial statements would be dependent on future modifications to share-based payment awards, if any.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which eliminates the exception to the principle in ASC Topic 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. This ASU became effective for the Company on January 1, 2018 and was required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to accumulated deficit as of the beginning of the period of adoption. At December 31, 2017, the Company had $2.1 million of income tax effects deferred from past intercompany transactions that were recorded as prepaid assets within other assets, net, at December 31, 2017 that were adjusted through accumulated deficit as of January 1, 2018.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance became effective for the Company beginning on January 1, 2018 and prescribes different transition methods for the various provisions. The adoption of ASU 2016-01 did not have a material impact on its consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard states that an entity should recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB subsequently issued amendments to ASU 2014-09 that had the same effective date of January 1, 2018. Revenue from sales of Rhopressa®, as well as any other future revenue arrangements, are and will be recognized under the provisions of ASC Topic 606.

Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820-10): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended, or added. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on January 1, 2019 and prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements and disclosures.
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU is effective for the Company beginning January 1, 2019, including interim periods within that fiscal year, but early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements and disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. This ASU is effective for the Company beginning on January 1, 2020, with early adoption permitted beginning on January 1, 2019. The new guidance prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and for those leases that have lease terms of more than 12 months. In July 2018, the FASB issued both ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842)—Targeted Improvements (“ASU 2018-11”), which provides additional guidance or clarifications affecting certain aspects of ASU 2016-02 and certain practical expedients. Further, the updated guidance allows an additional transition method to apply the new leases standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. ASU 2016-02, ASU 2018-10 and ASU 2018-11 are effective for the Company beginning on January 1, 2019, and all annual and interim periods thereafter, with early adoption permitted. The Company expects to elect the transition method described in ASU 2018-11 at the adoption date of January 1, 2019 and recognize a cumulative-effect adjustment to accumulated deficit as of January 1, 2019. The Company is currently evaluating the impact of ASU 2016-02, ASU 2018-10 and ASU 2018-11 on its consolidated financial statements and disclosures, but expects to recognize a right of use asset and corresponding liability related to its operating leases.
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

The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
2014 Convertible Notes	—	5,040,323	—	5,040,323
Outstanding stock options	6,951,639	6,237,959	6,951,639	6,237,959
Stock purchase warrants	154,500	157,500	154,500	157,500
Nonvested restricted stock awards	584,124	439,549	584,124	439,549
Total	7,690,263	11,875,331	7,690,263	11,875,331
In July 2018, the entire outstanding principal amount of the 2014 Convertible Notes was converted into shares of Aerie common stock. See Note 9, "Debt," for additional information.
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

Net product revenues for the three and nine months ended September 30, 2018 were derived from sales of Rhopressa® in the United States to customers, which include a limited number of national and select regional wholesalers (the “Distributors”). These Distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. The product that is ultimately used by patients is generally covered by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and may be subject to rebates and discounts payable directly to those Third-party Payers. The Company has already obtained formulary coverage for approximately 85% of lives covered under commercial plans and approximately 40% of lives covered under Medicare Part D plans and is in the process of increasing those levels of coverage. In the glaucoma market in the United States, approximately half of the volumes are covered under commercial plans and half under Medicare Part D. Medicare Part D coverage would normally commence for Rhopressa®, as with other new products, on or about January 1, 2019. However, there have been early acceptances of Rhopressa® onto certain Medicare Part D plans, commencing as early as June 1, 2018.
Product revenue is recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities. Amounts billed or invoiced are included in accounts receivable, net on the condensed consolidated balance sheet. The Company did not have any contract assets (unbilled receivables) at September 30, 2018, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at September 30, 2018, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
Net product revenue is typically recognized when Distributors obtain control of the Company’s product, which occurs at a point in time, typically upon delivery of Rhopressa® to the Distributors. For both the three and nine months ended September 30, 2018, three Distributors accounted for 34%, 32% and 31% of total revenues, respectively. The Company evaluates the creditworthiness of each of its Distributors to determine whether it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur. We do not assess whether a contract has a significant financing component if the expectation is such that the period between the transfer of the promised goods to the customer and the receipt of payment will be less than one year. Standard credit terms do not exceed 75 days.
The Company calculates its net product revenue based on the wholesale acquisition cost that the Company charges its Distributors for Rhopressa® less variable consideration. Variable consideration consists of estimates relating to (i) trade discounts and allowances, such as discounts for prompt payment and Distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.
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
Rebates, Chargebacks and Other Discounts: The Company contracts with Third-party Payers for coverage and reimbursement of Rhopressa®. The Company estimates the rebates and chargebacks it expects to be obligated to provide to Third-party Payers and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. The Company estimates the rebates and chargebacks that it expects to be obligated to provide to Third-party Payers based upon (i) the Company's contracts and negotiations with these Third-party Payers, (ii) estimates regarding the payer mix for Rhopressa® and (iii) historical industry information regarding the payer mix for comparable pharmaceutical products and product portfolios. Other discounts include the Company’s co-pay assistance coupon programs for commercially-insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to pay associated with product that has been recognized as revenue.
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
4. Investments
Cash, cash equivalents and investments as of September 30, 2018 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market funds	$234,954	$—	$—	$234,954
Total cash and cash equivalents	$234,954	$—	$—	$234,954
Investments:
Corporate bonds (due within 1 year)	1,001	—	(1)	1,000
Total investments	$1,001	$—	$(1)	$1,000
Total cash, cash equivalents and investments	$235,955	$—	$(1)	$235,954

Cash, cash equivalents and investments as of December 31, 2017 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and money market funds	$197,569	$—	$—	$197,569
Total cash and cash equivalents	$197,569	$—	$—	$197,569
Investments:
Commercial paper (due within 1 year)	$30,883	$—	$—	$30,883
Corporate bonds (due within 1 year)	21,231	—	(28)	21,203
Total investments	$52,114	$—	$(28)	$52,086
Total cash, cash equivalents and investments	$249,683	$—	$(28)	$249,655
5. Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$234,954	$—	$—	$234,954
Total cash and cash equivalents	$234,954	$—	$—	$234,954
Investments:
Corporate bonds	$—	$1,000	$—	$1,000
Total investments	$—	$1,000	$—	$1,000
Total cash, cash equivalents and investments	$234,954	$1,000	$—	$235,954

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$197,569	$—	$—	$197,569
Total cash and cash equivalents	$197,569	$—	$—	$197,569
Investments:
Commercial paper	$—	$30,883	$—	$30,883
Corporate bonds	—	21,203	—	21,203
Total investments	$—	$52,086	$—	$52,086
Total cash, cash equivalents and investments	$197,569	$52,086	$—	$249,655

Convertible Notes
As of December 31, 2017, the estimated fair value of the $125.0 million aggregate principal amount of the 2014 Convertible Notes was $327.6 million. The estimated fair value of the 2014 Convertible Notes required the use of Level 3 unobservable inputs and subjective assumptions.

In July 2018, the entire outstanding principal amount of the 2014 Convertible Notes was converted into shares of Aerie common stock. See Note 9, “Debt,” for additional information.
6. Inventory
Inventory consists of the following:

(in thousands)	SEPTEMBER 30, 2018
Raw materials	$559
Work-in-process	2,478
Finished goods	2,575
Total inventory	$5,612
The Company commenced capitalizing inventory for Rhopressa® upon FDA approval of Rhopressa® on December 18, 2017. No inventory was produced from the FDA approval date through the end of 2017; therefore, no inventory was capitalized on the consolidated balance sheet as of December 31, 2017.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Manufacturing equipment	$2,307	$2,082
Laboratory equipment	4,915	3,602
Furniture and fixtures	1,536	1,209
Software and computer equipment	2,321	1,932
Leasehold improvements	3,685	1,887
Construction-in-progress	48,416	24,228
	63,180	34,940
Less: Accumulated depreciation	(4,820)	(3,008)
Total property, plant and equipment, net	$58,360	$31,932
Manufacturing Plant Build-Out
In January 2017, the Company entered into a Euro-denominated lease agreement, expiring in September 2037, for a new manufacturing plant in Athlone, Ireland, under which the Company is leasing approximately 30,000 square feet of interior floor space for build-out. The Company is permitted to terminate the lease beginning in September 2027.
The Company is not the legal owner of the leased space. However, in accordance with ASC Topic 840, Leases, the Company is deemed to be the owner of the leased space, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements required. As a result, the Company capitalized approximately $4.2 million as a build-to-suit asset within property, plant and equipment, net and recognized a corresponding build-to-suit facility lease obligation as a liability on its condensed consolidated balance sheets equal to the estimated replacement cost of the building at the inception of the lease. Additionally, equipment and construction costs incurred as part of the build-out are also capitalized within property, plant and equipment, net, as construction-in-progress. Capital expenditures related to the manufacturing plant totaled approximately $24.2 million during the nine months ended September 30, 2018.
Rental payments made under the lease will be allocated to interest expense and the build-to-suit facility lease obligation based on the implicit rate of the build-to-suit facility lease obligation. The build-to-suit facility lease obligation was approximately $4.6 million as of September 30, 2018, of which $0.3 million was classified as other current liabilities. The build-to-suit facility lease obligation was approximately $4.9 million as of December 31, 2017. The lease obligation is denominated in Euros and is remeasured to U.S. dollars at the balance sheet date with any foreign exchange gain or loss recognized within other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. Unrealized foreign currency gain related to the remeasurement of the lease obligation was zero and $0.2 million for the three and nine months ended September 30, 2018, respectively. The Company had unrealized foreign currency losses related to the remeasurement of the lease obligation of $0.2 million and $0.5 million for the three and nine months ended September 30, 2017, respectively.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Accrued compensation and benefits	$9,465	$7,886
Accrued consulting and professional fees	3,955	3,841
Accrued research and development expenses (1)	4,297	1,855
Accrued revenue reserves	4,819	—
Accrued other (2)	5,412	5,357
Total accrued expenses and other current liabilities	$27,948	$18,939

(1)
Comprised of accruals related to fees for investigative sites, contract research organizations, contract manufacturing organizations and other service providers that assist in conducting preclinical research studies and clinical trials.

(2)	Comprised of accruals related to commercial manufacturing activities prior to FDA approval of Rhopressa® and RocklatanTM as well as other business-related expenses.
9. Debt
2014 Convertible Notes
In September 2014, Aerie issued $125.0 million aggregate principal amount of the 2014 Convertible Notes to Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively with their transferees, “Deerfield”). The 2014 Convertible Notes were issued pursuant to a note purchase agreement (as amended and supplemented from time to time, the “Note Purchase Agreement”), dated as of September 8, 2014, among Aerie and the Deerfield entities party thereto.
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
The 2014 Convertible Notes bore interest at a rate of 1.75% per annum payable quarterly in arrears on the first business day of each January, April, July and October. The Company recorded the 2014 Convertible Notes as long-term debt at face value less $2.1 million in debt discount and issuance costs incurred at the time of the transaction, which were being amortized to interest expense using the effective interest method through the conversion of the 2014 Convertible Notes.
The table below summarizes the carrying value of the 2014 Convertible Notes as of December 31, 2017:

(in thousands)	DECEMBER 31, 2017
Gross proceeds	$125,000
Unamortized debt discount and issuance costs	(1,155)
Carrying value	$123,845

Conversion of 2014 Convertible Notes
On July 23, 2018, Aerie entered into an Exchange and Termination Agreement (the “Exchange and Termination Agreement”) with Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P. and Deerfield Special Situations Fund, L.P. (collectively, the “Holders”). Pursuant to the Exchange and Termination Agreement, (i) the Holders converted the entire outstanding principal amount of the 2014 Convertible Notes into 5,040,323 shares of common stock (the “Conversion Shares”) in accordance with the terms of the 2014 Convertible Notes, which was recognized in stockholders’ equity, (ii) Aerie issued the Conversion Shares, and (iii) Aerie paid accrued and unpaid interest on the Convertible Notes through July 23, 2018.
In addition, as mutually agreed to with the Holders in order to complete the conversion on the date of the Exchange and Termination Agreement, Aerie issued an additional 329,124 shares of common stock (the “Additional Shares”) to the Holders. Aerie expensed the value of the Additional Shares in the amount of $24.1 million to other expense during the three months ended September 30, 2018.
Entry into Credit Facility
On July 23, 2018, Aerie entered into a credit agreement (as amended on August 7, 2018) with certain entities affiliated with Deerfield Management Company L.P. providing for a $100 million credit facility. The credit facility includes fees upon drawdown of 1.75% of amounts drawn, an 8.625% annual interest rate on drawn amounts, and annual fees on undrawn amounts of 1.5%. There is also an exit fee of $1.5 million payable upon termination of the credit facility (whether at maturity or otherwise). The allowable draw period ends two years from the effective date of the credit facility. Fees on undrawn amounts are not payable until July 23, 2020, and no principal payments will be due on drawn amounts, if any, until July 23, 2020. The credit facility matures on July 23, 2024 in respect of any drawn amounts. The credit facility includes affirmative and negative covenants and prepayment terms. No funds were drawn at closing or as of September 30, 2018.
Interest expense was $0.8 million and $1.7 million for the three and nine months ended September 30, 2018, respectively, and included amortization of debt discount and issuance costs related to the 2014 Convertible Notes through the date of conversion as well as issuance costs and fees related to the credit facility. Interest expense, was $0.6 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, which included amortization of debt discount and issuance costs related to the 2014 Convertible Notes.
10. Stockholders’ Equity
During the nine months ended September 30, 2018, Aerie issued and sold approximately 1.0 million shares of Aerie’s common stock and received net proceeds of approximately $62.3 million, after deducting $0.5 million of fees and expenses, under the “at-the-market” sales agreement that commenced in December 2017. There are no remaining shares available for issuance under the ATM that commenced in December 2017. In addition, the Company entered into an underwriting agreement, dated January 23, 2018, related to the registered public offering of approximately 1.3 million shares of Aerie’s common stock and received net proceeds of approximately $74.1 million, after deducting $0.9 million of underwriting discounts, fees and expenses. The transactions were made pursuant to an automatic shelf registration on Form S-3, filed with the SEC on September 15, 2016, that permits the offering, issuance and sale of an unlimited number of shares of common stock from time to time by Aerie.
Warrants
As of September 30, 2018, the following equity-classified warrants to purchase common stock were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE
75,000	$5.00	February 2019
75,000	$5.00	November 2019
4,500	$5.00	August 2020
223,482	$0.05	December 2019
The warrants outstanding as of September 30, 2018 are all currently exercisable.

11. Stock-Based Compensation
Stock-based compensation expense for options granted, RSAs, performance stock awards (“PSAs”), SARs and stock purchase rights is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2018	2017	2018	2017
Selling, general and administrative	$7,382	$4,995	$21,826	$14,032
Research and development	2,596	1,562	7,189	4,040
Total	$9,978	$6,557	$29,015	$18,072
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
Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2017	6,457,343	$22.15
Granted	1,207,984	56.81
Exercised	(600,690)	8.74
Canceled	(112,998)	46.01
Options outstanding at September 30, 2018	6,951,639	$28.92	7.0	$227,793
Options exercisable at September 30, 2018	4,440,403	$18.39	5.9	$191,690
As of September 30, 2018, the Company had $78.4 million of unrecognized compensation expense related to options granted under its equity plans. This expense is expected to be recognized over a weighted average period of 2.9 years as of September 30, 2018.

Restricted Stock Awards
The following table summarizes the RSAs, including PSAs, activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Nonvested RSAs at December 31, 2017	447,049	$41.08
Granted	264,999	56.00
Vested	(122,461)	38.47
Canceled	(5,463)	48.41
Nonvested RSAs at September 30, 2018	584,124	$48.32
As of September 30, 2018, the Company had $20.0 million of unrecognized compensation expense related to unvested RSAs, including PSAs. This expense is expected to be recognized over the weighted average period of 2.9 years as of September 30, 2018.
The vesting of the RSAs is time and service based with terms of one to four years. During the year ended December 31, 2017, the Company granted 98,817 PSAs with non-market performance conditions that vest upon the satisfaction of certain performance conditions and service conditions. During the nine months ended September 30, 2018, there were 19,764 PSAs that vested.
Stock Appreciation Rights
During the nine months ended September 30, 2018, the Company granted 104,000 SARs awards at a weighted average exercise price of $54.20. As of September 30, 2018, 96,000 SARs awards were outstanding and had a weighted average remaining contractual life of 4.5 years.
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
Overview
We are an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, retina diseases and other diseases of the eye. Our strategy is to commercialize our U.S. Food and Drug Administration (“FDA”) approved product, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”), in North American markets and advance our product candidate, RocklatanTM (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“RocklatanTM”), previously referred to as RoclatanTM, to regulatory approval. We launched Rhopressa® in the United States at the end of April 2018. Rhopressa® is now being sold to national and regional U.S. pharmaceutical distributors, and patients have access to Rhopressa® through pharmacies across the United States. We have obtained formulary coverage for Rhopressa® for approximately 85% of lives covered under commercial plans and approximately 40% of lives covered under Medicare Part D plans as of October 1, 2018 and we expect broader coverage, particularly in Medicare Part D plans, by early 2019. In the glaucoma market in the United States, approximately half of the volumes are covered under commercial plans and half under Medicare Part D. We hired a commercial team that includes approximately 100 sales representatives to target approximately 14,000 high-prescribing eye care professionals throughout the United States. This sales force is responsible for sales of Rhopressa®, and will also be responsible for sales of RocklatanTM, if approved.
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
Our strategy also includes developing our business outside of North America, including obtaining regulatory approval in Europe and Japan on our own for Rhopressa® and RocklatanTM. If we obtain regulatory approval, we currently expect to commercialize Rhopressa® (named Rhokiinsa® in Europe) and RocklatanTM in Europe on our own, and likely partner for commercialization in Japan. We are continuing to expand our presence in Europe and are actively participating in European ophthalmology conferences and forums. We now have over 60 employees in Europe that manage the build-out and operation of our manufacturing plant in Ireland, discussed below, as well our clinical trial for Rocklatan®, which is ongoing in several European countries. We are also building our clinical, medical affairs and commercial teams in Europe.
In January 2017, we announced that we are building a new manufacturing plant in Athlone, Ireland. This will be our first manufacturing plant, which is expected to produce commercial supplies of Rhopressa® and, if approved, RocklatanTM and Rhokiinsa®. Commercial supply from our Ireland manufacturing plant is expected to be available in 2020. Our current contract manufacturers started producing commercial supply of Rhopressa® in 2017 and have started to manufacture RocklatanTM this year in anticipation of potential FDA approval and launch in 2019. We are also in the process of adding additional contract manufacturers, which are expected to produce the active pharmaceutical ingredient in Rhopressa® and finished product commercial supply beginning in the first half of 2019. We expect to continue to use product sourced from our current contract manufacturers when the Ireland plant is operational.
We own the worldwide rights to all indications for Rhopressa® and RocklatanTM. We have patent protection for Rhopressa® and RocklatanTM in the United States through at least 2030 and internationally, through dates ranging from 2030 to 2037. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions, methods of use and synthetic methods.

Product and Product Candidate Overview
Rhopressa®, our only current product approved by the FDA, represents the first of a new drug class for reducing intraocular pressure (“IOP”) in patients with glaucoma in over 20 years. Rhopressa® has demonstrated that it reduces IOP through Rho kinase (“ROCK”) inhibition, its mechanism of action (“MOA”), by which Rhopressa® increases the outflow of aqueous humor through the trabecular meshwork (“TM”), which accounts for approximately 80% of fluid drainage from a healthy eye. Our advanced-stage pipeline consists of RocklatanTM, a single-drop fixed-dose combination of Rhopressa® and latanoprost, which reduces IOP through the same MOA as Rhopressa®, along with a second MOA that utilizes the ability of latanoprost to increase the outflow of aqueous humor through the uveoscleral pathway, the eye’s secondary drain. In a “Day 74” letter received from the FDA, the RocklatanTM Prescription Drug User Fee Act (“PDUFA”) goal date was set for March 14, 2019. Both Rhopressa® and RocklatanTM are taken once-daily in the evening and have shown in preclinical and clinical trials to be effective in reducing IOP, with a favorable safety profile.
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
On October 9, 2018, we announced that the European Medicines Agency (“EMA”) accepted for review our marketing authorisation application (“MAA”) for Rhopressa®, which will be marketed under the name Rhokiinsa® in Europe, if approved. We completed a Phase 1 clinical trial and commenced a Phase 2 clinical trial in the United States, which were designed to support meeting the requirements of Japan’s Pharmaceuticals and Medical Devices Agency for potential regulatory submission of Rhopressa® in Japan. These clinical trials have included Japanese and Japanese-American subjects. We are also planning to initiate an additional Phase 2 clinical trial on Japanese patients in Japan to support subsequent Phase 3 registration trials that are expected to be conducted in Japan.
RocklatanTM
Our advanced-stage product candidate, RocklatanTM, is a once-daily fixed-dose combination of Rhopressa® and latanoprost. We believe, based on our clinical data, that RocklatanTM has the potential to provide a greater IOP-reducing effect than any currently marketed glaucoma medication. Therefore, we believe that RocklatanTM, if approved, could compete with both PGA and non-PGA therapies and become the product of choice for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite use of currently available therapies.
We submitted a New Drug Application (“NDA”) for RocklatanTM to the FDA in May 2018 under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which provides for an abbreviated approval pathway, since RocklatanTM is a fixed dose combination of two FDA-approved drugs in the United States. In July 2018, we announced that the NDA was accepted for review by the FDA and the PDUFA goal date was set for March 14, 2019, which represents a ten-month review. This was communicated by the FDA via a “Day 74” letter, which also indicated that the application is sufficiently complete to permit a substantive review and that the FDA had not identified any potential review issues. The “Day 74” letter did not mention the need for an advisory committee.
We have completed two Phase 3 registration trials for RocklatanTM. The first Phase 3 registration trial for RocklatanTM, named Mercury 1, was a 12-month safety trial with a 90-day efficacy readout. Mercury 1 achieved its primary efficacy endpoint of demonstrating statistical superiority of RocklatanTM to each of its components, including Rhopressa® and the market-leading PGA, latanoprost, and the safety and tolerability results showed no drug-related serious adverse events. On July 19, 2017, we announced the Mercury 1 12-month safety results, noting the safety results for RocklatanTM showed no treatment-related serious adverse events and minimal evidence of treatment-related systemic effects. There were no new adverse events that developed over the 12-month period relative to the 90-day results, and there were no drug-related serious or systemic adverse events.

The second Phase 3 registration trial for RocklatanTM, named Mercury 2, was a 90-day efficacy and safety trial also designed to demonstrate statistical superiority of RocklatanTM to each of its components. The Mercury 2 trial design was identical to that of Mercury 1, except that Mercury 2 was a 90-day trial without the additional nine-month safety extension included in Mercury 1. Both Mercury 1 and Mercury 2 achieved their 90-day primary efficacy endpoints of demonstrating statistical superiority of RocklatanTM over each of its components at all measured time points in patients with maximum baseline IOPs of above 20 mmHg to below 36 mmHg.
Mercury 1 and Mercury 2 will also be used for European approval of RocklatanTM, and we initiated a third Phase 3 registration trial for RocklatanTM, named Mercury 3, in Europe during the third quarter of 2017. Mercury 3, a six-month safety trial, is designed to compare RocklatanTM to Ganfort®, a fixed-dose combination product of bimatoprost, a PGA, and timolol marketed in Europe. If successful, Mercury 3 is expected to improve our commercialization prospects in Europe. We currently expect to read out topline 90-day efficacy data for the trial in 2019. We expect to submit an MAA with the EMA for RocklatanTM after Rhokiinsa® is approved by the EMA, if such occurs.
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
Further, on October 4, 2017, we acquired the rights to use PRINT® (Particle Replication in Non-wetting Templates) technology in ophthalmology and certain other assets from Envisia. The PRINT® technology is a proprietary system capable of creating precisely-engineered sustained-release products utilizing fully-scalable manufacturing processes. In addition, we acquired Envisia’s intellectual property rights relating to Envisia’s preclinical dexamethasone steroid implant for the potential treatment of DME that also utilizes the PRINT® technology, which we refer to as AR-1105. We expect to submit an IND for AR-1105 near the end of 2018. We will also focus on using PRINT® to manufacture injectable implants containing AR-13503, potentially in conjunction with the bio-erodible polymer from DSM. We are also evaluating this technology platform for sustained release of therapies to the front of the eye, including to treat glaucoma or ocular hypertension, as examples. We commenced operation of our good manufacturing practices-validated manufacturing facility for production of ophthalmic implants using PRINT® technology in our Durham, North Carolina, facility in October 2018.
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

Financial Overview
Our cash, cash equivalents and investments totaled $236.0 million as of September 30, 2018. We believe our cash, cash equivalents and investments balances are adequate to provide for our current ongoing needs, though there may be need for additional financing activity as we continue to grow, such as the potential use of the credit facility we entered into in July 2018. No amounts were drawn at the closing of such credit facility or as of September 30, 2018. See “—Liquidity and Capital Resources” below and Note 9, “Debt,” to our condensed consolidated financial statements included in this report for additional information.
We have incurred net losses since our inception in June 2005. Historically, our operations had primarily been limited to research and development and raising capital. As of September 30, 2018, we had an accumulated deficit of $645.0 million. We recorded net losses of $85.4 million and $181.1 million for the three and nine months ended September 30, 2018, respectively. We recorded net losses of $32.4 million and $86.6 million for the three and nine months ended September 30, 2017. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rhopressa®, advancing our product pipeline, international expansion and construction of our manufacturing facility in Athlone, Ireland. We expect to continue to incur operating losses until such a time when one or more of our products is commercially successful, if at all. If we do not successfully commercialize Rhopressa®, or RocklatanTM or any future product candidates, if approved, we may be unable to generate adequate product revenue to achieve profitability. We may be required to draw down on the credit facility we entered into in July 2018, or to obtain further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts.
Product Revenues, Net
We launched Rhopressa® in the United States in late April 2018 and commenced generating product revenues from sales of Rhopressa® during the second quarter of 2018. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.
We will not generate any revenue from RocklatanTM or any future product candidates unless and until we obtain regulatory approval and commercialize such products.
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
Excluding the $24.8 million of expense recognized in 2017 related to the Envisia asset acquisition, we expect that our research and development expenses will increase in 2018 as compared to 2017 due to clinical trial activities for both Rhopressa® and RocklatanTM for jurisdictions outside of the United States and for research initiatives aimed at advancing our pipeline, including our preclinical molecules and technologies focused on retinal diseases.
Other Income (Expense), Net
Other income (expense) primarily includes interest income, interest expense, foreign exchange gains and losses, and other income and expense. Interest income primarily consists of interest earned on our cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on our investments. Interest expense consists of interest expense under the 2014 Convertible Notes, including the amortization of debt discounts and issuance costs incurred prior to conversion of the 2014 Convertible Notes on July 23, 2018. Interest expense also includes the amortization of issuance costs and commitment fees incurred on the credit facility entered into on July 23, 2018. Foreign exchange gains and losses are primarily due to the remeasurement of our Euro-denominated liability related to our build-to-suit lease obligation, which is held by a subsidiary with a U.S. dollar functional currency. Other expense for the three and nine months ended September 30, 2018 also includes the value of additional shares of Aerie common stock issued to complete the conversion of the 2014 Convertible Notes in July 2018. See Note 9, “Debt,” to our condensed consolidated financial statements included in this report for additional information.
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
Net product revenues for the three and nine months ended September 30, 2018 were derived from sales of Rhopressa® in the United States to customers, which principally include a limited number of national and select regional wholesalers (the “Distributors”). These Distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. The product that is ultimately used by patients is generally covered by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and may be subject to rebates and discounts payable directly to those Third-party Payers. We have already obtained coverage in some commercial and Medicare Part D plans and are in the process of increasing those levels of coverage. In the glaucoma market in the United States, approximately half of the volumes are covered under commercial plans and half under Medicare Part D. Medicare Part D coverage would normally commence for Rhopressa®, as with other new products, on January 1, 2019. However, there have been early acceptances of Rhopressa® onto certain Medicare Part D plans, commencing as early as June 1, 2018.
Product revenue is recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities. Amounts billed or invoiced are included in accounts receivable, net on the condensed consolidated balance sheet. We did not have any contract assets (unbilled receivables) at September 30, 2018, as customer invoicing generally occurs before or at the time of revenue recognition. We did not have any contract liabilities at September 30, 2018, as we did not receive payments in advance of fulfilling our performance obligations to our customers.
Net product revenue is typically recognized when the Distributors obtain control of our product, which occurs at a point in time, typically upon delivery of Rhopressa® to the Distributors. For both the three and nine months ended September 30, 2018, three Distributors accounted for 34%, 32% and 31% of total revenues, respectively. We evaluate the creditworthiness of each of our Distributors to determine whether it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur. We do not assess whether a contract has a significant financing component if the expectation is such that the period between the transfer of the promised goods to the customer and the receipt of payment will be less than one year. Standard credit terms do not exceed 75 days.
We calculate our net product revenue based on the wholesale acquisition cost that we charge our Distributors for Rhopressa® less variable consideration. Variable consideration consists of estimates relating to (i) trade discounts and allowances, such as discounts for prompt payment and Distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2018 and 2017
The following table summarizes the results of our operations for the three months ended September 30, 2018 and 2017:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE	% CHANGE
	2018	2017
	(in thousands, except percentages)
Product revenues, net	$7,302	$—	$7,302	*
Total revenues, net	7,302	—	7,302	*
Cost of goods sold	205	—	205	*
Selling, general and administrative expenses	39,933	19,774	20,159	102%
Research and development expenses	28,502	12,408	16,094	130%
Total costs and expenses	68,640	32,182	36,458	113%
Loss from operations	(61,338)	(32,182)	(29,156)	91%
Other income (expense), net	(24,050)	(141)	(23,909)	*
Loss before income taxes	$(85,388)	$(32,323)	$(53,065)	164%
*Percentage not meaningful
Product revenues, net
Product revenues, net amounted to $7.3 million for the three months ended September 30, 2018 and relate to sales of Rhopressa®, which we launched in the United States at the end of April 2018. Rhopressa® is our first product to receive regulatory approval, and we did not generate any revenues prior to the second quarter of 2018.
Cost of goods sold
Cost of goods sold was $0.2 million for the three months ended September 30, 2018. Our gross margin percentage of 97.2% was favorably impacted during the three months ended September 30, 2018 by sales of Rhopressa® with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the three months ended September 30, 2018 was valued at cost, our gross margin for the period then ended would have been 96.3%.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $20.2 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was primarily associated with the expansion of our employee base to support the growth of our operations, as well as sales and marketing expenses incurred in connection with our commercial launch of Rhopressa®. Employee-related expenses increased by $11.6 million primarily due to increased headcount, including the addition of our sales force and an increase in stock-based compensation expense of $2.4 million. Expenses related to our sales and marketing activities increased by $7.6 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 resulting from our Rhopressa® commercial launch in the United States.
Research and development expenses
Research and development expenses increased by $16.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase is primarily comprised of an increase of $8.4 million related to preclinical programs, including $7.4 million related to our expanded collaboration agreement with DSM of which $6.0 million was paid to DSM upon execution of such agreement, an increase of $3.1 million of employee-related expenses, including stock-based compensation, and an increase of $2.0 million related to Rhopressa®.
Research and development expenses for Rhopressa® totaled $3.9 million and $1.9 million for three months ended September 30, 2018 and 2017, respectively. Expenses for Rhopressa® during the three months ended September 30, 2018 primarily relate to costs incurred for our Phase 2 clinical trial for Japanese regulatory approval. Research and development expenses for RocklatanTM totaled $0.9 million and $1.8 million for three months ended September 30, 2018 and 2017, respectively. Expenses for RocklatanTM during the three months ended September 30, 2018 include costs related to the Mercury 3 registration trial in Europe.
Other income (expense), net
Other income (expense), net consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2018	2017
	(in thousands)
Interest income	$834	$619	$215
Interest expense	(763)	(597)	(166)
Other income (expense)	(24,121)	(163)	(23,958)
Other income (expense), net	$(24,050)	$(141)	$(23,909)
The change in other income (expense), net for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily relates to the value of the additional 329,124 shares of Aerie common stock issued to Deerfield in the amount of $24.1 million, which was recorded as other expense during the third quarter of 2018 in connection with the induced conversion of the entire outstanding principal amount of the 2014 Convertible Notes in July 2018. See Note 9, “Debt,” to our condensed consolidated financial statements included in this report for additional information. In addition, the increase in interest income is primarily due to the increase in our cash, cash equivalents and investments balances.
Comparison of the Nine Months Ended September 30, 2018 and 2017:
The following table summarizes the results of our operations for the nine months ended September 30, 2018 and 2017:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE	% CHANGE
	2018	2017
	(in thousands, except percentages)
Product revenues, net	$9,725	$—	$9,725	*
Total revenues, net	9,725	—	9,725	*
Cost of goods sold	264	—	264	*
Selling, general and administrative expenses	107,647	51,402	56,245	109%
Research and development expenses	59,631	33,977	25,654	76%
Total costs and expenses	167,542	85,379	82,163	96%
Loss from operations	(157,817)	(85,379)	(72,438)	85%
Other income (expense), net	(23,291)	(1,071)	(22,220)	*
Loss before income taxes	$(181,108)	$(86,450)	$(94,658)	109%
*Percentage not meaningful
Product revenues, net
Product revenues, net amounted to $9.7 million for the nine months ended September 30, 2018 and relate to sales of Rhopressa®, which we launched in the United States at the end of April 2018. Rhopressa® is our first product to receive regulatory approval. We did not generate any revenues prior to the nine months ended September 30, 2018.
Cost of goods sold
Cost of goods sold was $0.3 million for the nine months ended September 30, 2018. Our gross margin percentage of 97.3% was favorably impacted during the nine months ended September 30, 2018 by sales of Rhopressa® with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the nine months ended September 30, 2018 was valued at cost, our gross margin for the period then ended would have been 96.4%.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $56.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily associated with the expansion of our employee base to support the growth of our operations, as well as sales and marketing expenses incurred in connection with our commercial launch of Rhopressa®. Employee-related expenses increased by $31.7 million primarily due to increased headcount, including the addition of our sales force and an increase in stock-based compensation expense of $7.8 million. Expenses related to our sales and marketing activities increased by $18.4 million, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 resulting from our Rhopressa® commercial launch in the United States.
Research and development expenses
Research and development expenses increased by $25.7 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase is primarily comprised of an increase of $10.1 million related to preclinical programs, including $7.4 million related to our expanded collaboration agreement with DSM of which $6.0 million was paid to to DSM upon execution of such agreement, an increase of $8.8 million of employee-related expenses, including stock-based compensation, and a $2.3 million increase in expenses related to Rhopressa®, partially offset by a $3.1 million decrease in expenses related to RocklatanTM.
Research and development expenses for Rhopressa® totaled $6.5 million and $4.2 million for the nine months ended September 30, 2018 and 2017, respectively. Expenses for Rhopressa® during the nine months ended September 30, 2018 primarily relate to costs incurred for our Phase 2 clinical trial for Japanese regulatory approval. Research and development expenses for RocklatanTM totaled $5.1 million and $8.2 million for the nine months ended September 30, 2018 and 2017, respectively. Our Phase 3 clinical trials for RocklatanTM in the United States were completed during the third quarter of 2017. We submitted an NDA for RocklatanTM with the FDA in May 2018. Expenses for RocklatanTM for the nine months ended September 30, 2018 include an NDA filing fee of $2.4 million as well as costs related to the Mercury 3 registration trial in Europe.
Other income (expense), net
Other income (expense), net consists of the following:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2018	2017
	(in thousands)
Interest income	$2,533	$1,293	$1,240
Interest expense	(1,732)	(1,799)	67
Other income (expense)	(24,092)	(565)	(23,527)
Other income (expense), net	$(23,291)	$(1,071)	$(22,220)
The change in other income (expense), net for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily relates to the value of the additional 329,124 shares of Aerie common stock issued to Deerfield in the amount of $24.1 million, which was recorded as other expense during the third quarter of 2018 in connection with the induced conversion of the entire outstanding principal amount of the 2014 Convertible Notes in July 2018. See Note 9, “Debt,” to our condensed consolidated financial statements included in this report for additional information. In addition, the increase in interest income is primarily due to the increase in our cash, cash equivalents and investments balances.
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

Sources of Liquidity
During the nine months ended September 30, 2018, we issued approximately 2.3 million shares of our common stock, for which we received net proceeds of approximately $136.4 million, after deducting fees and expenses. This includes approximately $62.3 million of net proceeds from our “at-the-market” sales agreement (“ATM”) and approximately $74.1 million of net proceeds from the issuance of shares of our common stock pursuant to an underwriting agreement related to a registered public offering.
As of September 30, 2018, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $236.0 million. In July 2018, the Company entered into a $100 million senior secured delayed draw term loan facility that matures on July 23, 2024. No funds were drawn at closing or as of September 30, 2018. See Note 9, “Debt,” to our condensed consolidated financial statements included in this report for additional information.
Cash Flows
The following table summarizes our sources and uses of cash:

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(121,062)	$(67,063)
Investing activities	21,698	(59,594)
Financing activities	136,749	122,790
Net change in cash and cash equivalents	$37,385	$(3,867)
Operating Activities
During the nine months ended September 30, 2018 and 2017, net cash used in operating activities was $121.1 million and $67.1 million, respectively. The increase in cash used in operating activities during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to the expansion of our employee base, as well as an increase in cash used for commercial operations and manufacturing activities for the launch of Rhopressa® and development activities related to our product pipeline.
Investing Activities
During the nine months ended September 30, 2018, our investing activities provided net cash of $21.7 million primarily related to sales and maturities of available-for-sale investments of $107.3 million, which were partially offset by purchases of available-for-sale investments of $56.2 million and purchases of property, plant and equipment of $29.4 million primarily related to the build-out of our manufacturing plant in Ireland. During the nine months ended September 30, 2017, our investing activities used net cash of approximately $59.6 million primarily related to purchases of available-for-sale investments of $101.2 million and purchases of property, plant and equipment of $7.1 million, partially offset by sales and maturities of available-for-sale investments of $48.7 million.
Financing Activities
During the nine months ended September 30, 2018 and 2017, our financing activities provided net cash of $136.7 million and $122.8 million, respectively. The net cash provided by financing activities for nine months ended September 30, 2018 was primarily related to the issuance and sale of common stock pursuant to our prior “at-the-market” sales agreement and underwriting agreement related to a registered public offering, from which we received total net proceeds of approximately $136.0 million, net of expenses paid during the period. In addition, we received net proceeds of $2.9 million from stock-based compensation arrangements, primarily from employee exercises of stock options and stock purchase rights under our employee stock purchase plan, partially offset by taxes paid on employees’ behalf through withholding of shares on restricted stock awards and option exercises. The net cash provided by financing activities for the nine months ended September 30, 2017 was primarily related to the issuance and sale of common stock pursuant to our prior “at-the-market” sales agreement and underwriting agreement related to a registered public offering, from which we received total net proceeds of approximately $122.0 million, net of expenses paid during the period.

Operating Capital Requirements
We expect to incur ongoing operating losses until such a time when Rhopressa® or RocklatanTM or any other product, if approved in the future, are commercially successful, if at all.
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
In January 2017, we entered into a lease agreement for a new manufacturing plant in Ireland under which we are leasing approximately 30,000 square feet of interior floor space for build-out. Capital expenditures related to the manufacturing plant totaled approximately $24.2 million during the nine months ended September 30, 2018.
We believe that our cash, cash equivalents and investments as of September 30, 2018 will provide sufficient resources to support our commercial activities for Rhopressa® through at least the next twelve months and to support the expected approval and planned commercialization of RocklatanTM in the United States. In July 2018, we entered into a $100 million senior secured delayed draw term loan facility, pursuant to which we may borrow up to $100 million in aggregate in one or more borrowings at any time prior to July 23, 2020. The first two years of payments on any drawn amounts will be on an interest-only basis. We do not currently intend on drawing down on the credit facility but may do so if and as needed.
Our future funding requirements will depend on many factors, including, but not limited to the following:

•
costs of commercialization activities for Rhopressa® and RocklatanTM and any future product candidates, if approved, including the costs and timing of establishing product sales, marketing, manufacturing and distribution capabilities, and related product sales performance;

•	commercial performance of Rhopressa® and RocklatanTM or any future product candidates, if approved;

•	costs, timing and outcome of seeking regulatory approval;

•	timing and costs of our ongoing and future clinical trials and preclinical studies;

•	costs to complete our new manufacturing plant in Ireland;

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
Outstanding Indebtedness
In July 2018, our $125.0 million aggregate principal amount of 2014 Convertible Notes were converted into shares of Aerie common stock. Also, in July 2018, we entered into a $100 million senior secured delayed draw term loan facility, pursuant to which we may borrow up to $100 million in aggregate in one or more borrowings at any time prior to July 23, 2020. No amounts were drawn at closing or as of September 30, 2018. See Note 9, “Debt,” to our condensed consolidated financial statements included in this report for additional information.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as included in our 2017 Form 10-K, except for (i) minimum purchase commitments for the Rhopressa® active pharmaceutical ingredient and finished drug product of approximately $35.5 million over the next five years; (ii) the conversion of the 2014 Convertible Notes in July 2018, which were converted into shares of Aerie common stock (see Note 9, “Debt,” to our condensed consolidated financial statements included in this report for additional information); and (iii) the entry into the agreement governing our new $100 million delayed draw term loan facility, which was entered into in July 2018, and includes annual fees on undrawn amounts and fees and interest on drawn amounts. No amounts were drawn at closing or as of September 30, 2018. See Note 9, “Debt,” to our condensed consolidated financial statements included in this report for additional information. The description of the credit facility does not purport to be complete and is qualified in its entirety by reference to the credit facility, a copy of which was filed with our Current Report on Form 8-K as Exhibit 10.1, filed with the SEC on July 23, 2018.
Manufacturing Agreements
The Company has manufacturing agreements with Bausch & Lomb Incorporated (“Bausch & Lomb”) and Cayman Chemical Company, Incorporated (“Cayman Chemical”). The agreement with Bausch & Lomb was originally entered into on December 9, 2014 and was amended on May 31, 2018 and August 15, 2018 (together, the “B&L Supply Agreement”). Bausch & Lomb was appointed as contract manufacturer for the Company and agreed to manufacture and supply to the Company certain products, including Rhopressa® and RocklatanTM. Under the agreement, Bausch & Lomb is required to reserve sufficient manufacturing capacity to supply the Company with specified annual minimum quantities of product and Bausch & Lomb is required to supply the Company such quantities of products ordered by the Company based on a rolling monthly estimated forecast of the Company’s need for a twelve-month period. The B&L Supply Agreement contains a restrictive covenant that Bausch & Lomb will not manufacture or supply, to any third party, any product containing the Company’s proprietary compounds during the term of the agreement and for a period of five years thereafter. The B&L Supply Agreement contains termination rights for each of the Company and Bausch & Lomb, including termination rights upon certain breaches of the B&L Supply Agreement, insolvency or upon other specified events. The B&L Supply Agreement will expire on December 31, 2024, unless extended. The amendments assigned Aerie’s obligations pursuant to the base B&L Supply Agreement to Aerie Distribution and added a covenant to provide inventory reports, along with other minor updates.
The Company and Cayman Chemical entered into a manufacture and supply agreement on January 1, 2018 (the “Cayman Supply Agreement”) pursuant to which Cayman Chemical agreed to manufacture and supply the Company with the active pharmaceutical ingredient of Rhopressa®. The Cayman Supply Agreement requires Cayman Chemical to provide the Company with specified requested quantities of the active pharmaceutical ingredient of Rhopressa® ordered in accordance with the terms of the supply agreement. The Cayman Supply Agreement grants Cayman Chemical a non-exclusive, royalty free-license to use the Company’s intellectual property for the sole purpose of manufacturing the active pharmaceutical ingredient of Rhopressa® for the Company. Under the Cayman Supply Agreement, the Company has the right to audit Cayman Chemical’s facility to ensure that the manufacturing is in compliance with the Cayman Supply Agreement. The Cayman Supply Agreement contains termination rights for each of the Company and Cayman Chemical upon certain breaches of the Cayman Supply Agreement, regulatory issues and other specified events and includes a termination fee payable by the Company to Cayman Chemical if the Company terminates for specified reasons. The Cayman Supply Agreement will expire on December 31, 2022, unless extended.
The foregoing descriptions of the B&L Supply Agreement and the Cayman Supply Agreement do not purport to be complete and are qualified in their entirety by reference to the B&L Supply Agreement and the Cayman Supply Agreement, copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.4 and 10.7, respectively.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents as of September 30, 2018 totaled $235.0 million. Our investments totaled $1.0 million as of September 30, 2018 and consisted of corporate bonds. As of December 31, 2017, our cash and cash equivalents totaled $197.6 million. Our investments totaled $52.1 million as of December 31, 2017 and consisted of commercial paper and corporate bonds. Given the short-term nature of our cash, cash equivalents and investments and our investment policy, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not engage in any hedging activities against changes in interest rates.
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies, but has a U.S. dollar functional currency. We currently do not have any derivative instruments or a foreign currency hedging program. To date and during the nine months ended September 30, 2018, foreign currency exposure and foreign currency financial instruments have not been material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We may periodically become subject to legal proceedings and claims arising in connection with our business. Except as previously disclosed for matters which have now concluded, we are not a party to any known litigation, are not aware of any unasserted claims and do not have contingency reserves established for any litigation liabilities.
Item 1A. Risk Factors
You should consider carefully the risks set forth under “Risk Factors” in our 2017 Form 10-K, and other documents that we have filed or furnished with the SEC. Except as set forth below, there have been no material changes to these risk factors.
Borrowings under the Credit Facility could adversely affect our financial condition and restrict our operating flexibility.
In July 2018, we entered into an agreement with respect to a senior secured delayed draw term loan facility (the “Credit Facility”), pursuant to which we may borrow up to $100.0 million in aggregate in one or more borrowings at any time prior to July 23, 2020. The Credit Facility includes fees upon drawdown of 1.75% of amounts drawn, an 8.625% annual interest rate on drawn amounts, annual fees on undrawn amounts of 1.5% and an exit fee of $1.5 million. No amounts were drawn at closing or as of September 30, 2018. Interest payments, fees, covenants and restrictions under the Credit Facility could have important consequences, including the following:

•
impairing our ability to successfully continue to commercialize Rhopressa® or complete the development of RocklatanTM and any future product candidates, which would prevent us from generating a source of revenue and becoming profitable;

•
limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, potential acquisitions, debt obligations and other general corporate requirements, and making it more difficult for us to satisfy our obligations with respect to any such additional financing; and

•
increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors with no debt obligations or with debt obligations on more favorable terms.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the Credit Facility and any other indebtedness.
Although the agreement governing the Credit Facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is incurred in addition to debt incurred under the Credit Facility, the related risks that we face would be increased.
The terms of the Credit Facility may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
The Credit Facility contains, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The Credit Facility includes covenants that, among other things, restrict or otherwise limit our ability to:

•	incur additional indebtedness and create liens;

•	make restricted payments;

•	undergo fundamental changes;

•	dispose of assets;

•	make investments; and

•	enter into transactions with affiliates.
If not cured, as applicable, a breach of any of these provisions could result in a default under the Credit Facility that would allow our lenders to declare any outstanding debt immediately due and payable. In addition, the Credit Facility is secured by substantially all of our existing and hereafter created or acquired domestic assets, including our intellectual property, accounts receivable, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. If we are unable to pay any amounts due and payable under the Credit Facility because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders could initiate a bankruptcy proceeding or proceed against any assets that serve as collateral to secure the Credit Facility.
These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand future downturns in the economy or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by the restrictive covenants under the Credit Facility.
Our actual or perceived failure to comply with foreign governmental regulations and other legal obligations related to privacy, data protection and information security could harm our reputation and business.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information, data about our clinical participants, suppliers and business partners and personally identifiable information. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under data privacy laws, disruption of our operations and damage to our reputation, all of which could materially adversely affect our business. With our increasing international presence, we are subject to the laws of multiple jurisdictions. Privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements, which could increase the costs incurred by us in complying with such laws.
The European Union (“EU”) member states, Switzerland and other countries have established, or are in the process of establishing, legal frameworks for privacy and data security that impose significant compliance obligations with which our customers, our vendors or we must comply. For example, the EU’s General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018, imposes strict requirements on data controllers and processors of personal data. The GDPR is wide-ranging in scope and imposes numerous requirements, including requirements relating to processing sensitive data (including health, biometric and genetic information), obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. In addition, the GDPR grants individuals an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU, including to the United States and other regions.
The GDPR introduced new fines and penalties for a breach of requirements, which may result in significant fines of up to 4% of global revenues, or €20.0 million, whichever is greater. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices. As a result of the implementation of the GDPR, we were required to put in place additional mechanisms to ensure compliance with the new data protection rules, although there is a risk that the measures will not be implemented correctly or that individuals within our business will not be fully compliant with the new procedures. If there are any breaches of these measures, we could face significant administrative and monetary sanctions as well as reputational damage, which may have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
None.

Item 6. Exhibits

4.1†
Exchange and Termination Agreement, dated July 23, 2018, by and among Aerie Pharmaceuticals, Inc., Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P. and Deerfield Special Situations Fund, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on July 23, 2018).

4.2†
Registration Rights Agreement, dated July 23, 2018, by and among Aerie Pharmaceuticals, Inc., Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P. and Deerfield Special Situations Fund, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on July 23, 2018).

10.1†
Credit Agreement, dated as of July 23, 2018, by and among Aerie Pharmaceuticals, Inc., Aerie Distribution, Inc., the other Loan Parties (as defined therein) party thereto from time to time, Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Private Design Fund III, L.P., as lenders, and Deerfield Private Design Fund III, L.P., as agent for itself and the lenders party thereto from time to time. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on July 23, 2018).

10.2†
Guaranty and Security Agreement, dated as of July 23, 2018, by and among Aerie Pharmaceuticals, Inc., the other Grantors and Guarantors (each as defined therein) party thereto from time to time, and Deerfield Private Design Fund III, L.P., as agent. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on July 23, 2018).

10.3†
First Amendment to Credit Agreement, dated August 7, 2018, by and among Aerie Pharmaceuticals, Inc., the guarantors party thereto, the lenders party thereto, and Deerfield Private Design Fund III, L.P., as agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 001-36152) filed on August 9, 2018).

10.4*††	Contract Manufacturing Supply Agreement, dated as of December 9, 2014, by and between Bausch & Lomb Incorporated and Aerie Pharmaceuticals, Inc.

10.5*††	First Amendment to Contract Manufacturing Supply Agreement, dated as of May 31, 2018, by and between Bausch & Lomb Incorporated, Aerie Pharmaceuticals, Inc. and Aerie Distribution Incorporated.

10.6*††	Second Amendment to Contract Manufacturing Supply Agreement, dated as of August 15, 2018, by and between Bausch & Lomb Incorporated, Aerie Pharmaceuticals, Inc. and Aerie Distribution Incorporated.

10.7*††	Manufacture and Supply Agreement, dated as of January 1, 2018, by and between Cayman Chemical Company, Incorporated and Aerie Distribution, Incorporated.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

†	Previously filed.

††	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*	Filed herewith.

**	Furnished herewith.

***	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: November 7, 2018	/s/ RICHARD J. RUBINO
Richard J. Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)