Form 10-Q
period 2019-06-30
AERIE PHARMACEUTICALS INC
filed 2019-08-08
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 1, 2019, there were 45,939,243 shares of the registrant’s common stock, par value $0.001, outstanding.

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
Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•
the potential future sales of Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) or of Rocklatan® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”) in the United States, and any current or future product candidates, if approved;

•
the potential future sales in jurisdictions outside of the United States of Rhopressa®, named Rhokiinsa® (netarsudil ophthalmic solution) 0.02% (“Rhokiinsa®”) in Europe, or Rocklatan®, named Roclanda® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Roclanda®”) in Europe, or their equivalents, and any current or future product candidates;

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
In particular, FDA approval of Rhopressa® and Rocklatan® do not constitute FDA approval of AR-1105, AR-13503 or any future product candidates in the United States, and there can be no assurance that we will receive FDA approval for AR-1105, AR-13503 or any future product candidates. FDA approval of Rhopressa® and Rocklatan® does not constitute regulatory approval of Rhopressa®, or Rhokiinsa® as it will be named in Europe, and Rocklatan®, or Roclanda® as it will be named in Europe, in jurisdictions outside the United States, and there can be no assurance that we will receive regulatory approval for our current or future product candidates in jurisdictions outside the United States. The European Medicines Agency ("EMA") acceptance of our Marketing Authorisation Application ("MAA") for Rhokiinsa® does not constitute EMA approval of Rhokiinsa® and does not provide assurance that the EMA will approve Rhokiinsa®. In addition, the preclinical research discussed in this report is preliminary and the outcome of such preclinical studies may not be predictive of the outcome of later clinical trials. Any future clinical trial results may not demonstrate safety and efficacy sufficient to obtain regulatory approval related to the preclinical research findings discussed in this report, and we may suspend or discontinue research programs at any time for any reason.
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
Any forward-looking statements that we make in this report speak only as of the date of this report. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether the result of new information, future events or otherwise, after the date of this report.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	JUNE 30, 2019	DECEMBER 31, 2018
Assets
Current assets
Cash and cash equivalents	$109,363	$202,818
Accounts receivable, net	25,650	2,715
Inventory	10,419	10,112
Prepaid expenses and other current assets	8,678	4,530
Total current assets	154,110	220,175
Property, plant and equipment, net	58,595	60,525
Operating lease right-of-use assets	17,882	—
Other assets	3,554	4,344
Total assets	$234,141	$285,044
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,098	$12,403
Accrued expenses and other current liabilities	46,523	38,381
Operating lease liabilities	5,494	—
Total current liabilities	61,115	50,784
Long-term operating lease liabilities	13,238	—
Other non-current liabilities	4,030	6,454
Total liabilities	78,383	57,238
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of June 30, 2019 and December 31, 2018; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 45,949,418 and 45,478,883 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	46	45
Additional paid-in capital	947,246	924,180
Accumulated deficit	(791,534)	(696,419)
Total stockholders’ equity	155,758	227,806
Total liabilities and stockholders’ equity	$234,141	$285,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Product revenues, net	$15,835	$2,423	$26,687	$2,423
Total revenues, net	15,835	2,423	26,687	2,423
Costs and expenses:
Cost of goods sold	705	59	1,086	59
Selling, general and administrative	34,482	33,112	70,764	56,042
Pre-approval commercial manufacturing	5,819	6,779	10,276	11,672
Research and development	20,904	18,157	38,788	31,129
Total costs and expenses	61,910	58,107	120,914	98,902
Loss from operations	(46,075)	(55,684)	(94,227)	(96,479)
Other (expense) income, net	(1,089)	663	(978)	759
Loss before income taxes	(47,164)	(55,021)	(95,205)	(95,720)
Income tax expense (benefit)	—	3	(90)	3
Net loss	$(47,164)	$(55,024)	$(95,115)	$(95,723)
Net loss per common share—basic and diluted	$(1.04)	$(1.40)	$(2.10)	$(2.46)
Weighted average number of common shares outstanding—basic and diluted	45,397,024	39,204,762	45,334,191	38,903,469

Net loss	$(47,164)	$(55,024)	$(95,115)	$(95,723)
Unrealized gain on available-for-sale investments	—	148	—	19
Comprehensive loss	$(47,164)	$(54,876)	$(95,115)	$(95,704)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2017	36,947,637	$37	$597,318	$(28)	$(461,728)	$135,599
Cumulative effect adjustment from adoption of ASU 2016-16	—	—	—	—	(2,137)	(2,137)
Issuance of common stock, net of commissions and expenses of $1,345	2,313,824	2	136,373	—	—	136,375
Issuance of common stock upon exercise of stock options and warrants	28,654	—	95	—	—	95
Issuance of common stock for restricted stock awards, net	212,995	1	(1,596)	—	—	(1,595)
Stock-based compensation	—	—	8,762	—	—	8,762
Other comprehensive loss	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(40,699)	(40,699)
Balances at March 31, 2018	39,503,110	$40	$740,952	$(157)	$(504,564)	$236,271
Issuance of common stock upon exercise of stock purchase rights	16,965	—	872	—	—	872
Issuance of common stock upon exercise of stock options and warrants	319,257	—	2,732	—	—	2,732
Issuance of common stock for restricted stock awards, net	41	—	(369)	—	—	(369)
Stock-based compensation	—	—	10,180	—	—	10,180
Commissions and expenses related to issuance of common stock	—	—	70	—	—	70
Other comprehensive gain	—	—	—	148	—	148
Net loss	—	—	—	—	(55,024)	(55,024)
Balances at June 30, 2018	39,839,373	$40	$754,437	$(9)	$(559,588)	$194,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2018	45,478,883	$45	$924,180	$—	$(696,419)	$227,806
Issuance of common stock upon exercise of stock options and warrants	141,245	—	1,879	—	—	1,879
Issuance of common stock for restricted stock awards, net	301,848	1	(2,093)	—	—	(2,092)
Stock-based compensation	—	—	12,508	—	—	12,508
Net loss	—	—	—	—	(47,951)	(47,951)
Balances at March 31, 2019	45,921,976	$46	$936,474	$—	$(744,370)	$192,150
Issuance of common stock upon exercise of stock purchase rights	22,648	—	569	—	—	569
Issuance of common stock upon exercise of stock options	10,480	—	71	—	—	71
Issuance of common stock for restricted stock awards, net	(5,686)	—	(891)	—	—	(891)
Stock-based compensation	—	—	11,023	—	—	11,023
Net loss	—	—	—	—	(47,164)	(47,164)
Balances at June 30, 2019	45,949,418	$46	$947,246	$—	$(791,534)	$155,758
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2019	2018
Cash flows from operating activities
Net loss	$(95,115)	$(95,723)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,059	1,081
Amortization and accretion	5,051	200
Stock-based compensation	23,315	19,037
Other non-cash	(155)	(165)
Changes in operating assets and liabilities
Accounts receivable, net	(22,936)	(1,125)
Inventory	(14)	(5,546)
Prepaid, current and other assets	(3,572)	1,438
Accounts payable, accrued expenses and other current liabilities	8,567	3,004
Operating lease liabilities	(2,309)	—
Net cash used in operating activities	(85,109)	(77,799)
Cash flows from investing activities
Purchase of available-for-sale investments	—	(56,195)
Proceeds from sales and maturities of investments	—	92,827
Purchase of property, plant and equipment	(7,118)	(23,032)
Net cash (used in) provided by investing activities	(7,118)	13,600
Cash flows from financing activities
Proceeds from sale of common stock, net	—	135,972
Payments related to issuance of stock for stock-based compensation arrangements, net	(968)	1,693
Payment of debt issuance costs	(396)	—
Proceeds from exercise of warrants	375	—
Other financing	(239)	(387)
Net cash (used in) provided by financing activities	(1,228)	137,278
Net change in cash and cash equivalents	(93,455)	73,079
Cash and cash equivalents, at beginning of period	202,818	197,569
Cash and cash equivalents, at end of period	$109,363	$270,648
Non-cash investing activities
Purchases of property, plant and equipment	$917	$5,168

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
The Company has two U.S. Food and Drug Administration (“FDA”) approved products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”). Rhopressa® is a once-daily eye drop designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. Rocklatan® is a once-daily eye drop that is a fixed-dose combination of Rhopressa® and latanoprost, the most widely-prescribed prostaglandin analog (“PGA”). The Company is commercializing Rhopressa®, which was launched in the United States on April 30, 2018, and Rocklatan®, which was launched in the United States on May 1, 2019. In addition to actively promoting these products in the United States, the Company is pursuing its strategy to obtain regulatory approval for Rhopressa® and Rocklatan® in Europe and Japan. If approved, Rhopressa® and Rocklatan® will be marketed under the names Rhokiinsa® and Roclanda®, respectively, in Europe.
In October 2018, the Company announced that the European Medicines Agency (“EMA”) accepted for review the marketing authorisation application (“MAA”) for Rhokiinsa®. Additionally, the Company has completed a Phase 1 clinical trial and a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, which were designed to support meeting the requirements of Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) for potential regulatory submission of Rhopressa® in Japan. In July 2019, the Company completed enrollment of its Phase 2 clinical trial that was initiated in March 2019 in Japan. The study is designed in accordance with the requirements of the PMDA on Japanese patients in Japan to support subsequent Phase 3 registration trials that are also expected to be conducted in Japan under the Company’s direction.
In Europe, the Company is currently conducting a Phase 3 registration trial, named Mercury 3, comparing Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe consisting of bimatoprost (a PGA) and timolol (a beta blocker). If successful, Mercury 3 is expected to improve the commercialization prospects of Roclanda® in Europe. The Company plans to submit an MAA with the EMA in early 2020 for Roclanda® if the EMA has approved Rhokiinsa® by such time.
The Company is also focused on furthering the development of its future product candidates focused on retinal diseases, particularly AR-1105 and AR-13503, described below. Through business development activities, the Company acquired worldwide ophthalmic rights to a bio-erodible polymer technology from DSM, a global science-based company headquartered in the Netherlands, and PRINT® implant manufacturing technology, which is a proprietary technology capable of creating precisely-engineered sustained-release products utilizing fully-scalable manufacturing processes, from Envisia Therapeutics Inc. (“Envisia”). Using these technologies, the Company has created a sustained-release ophthalmology platform and is currently developing two sustained-release implants focused on retinal diseases, AR-1105, an investigational dexamethasone intravitreal implant, and AR-13503, a Rho kinase/Protein kinase C inhibitor. In March 2019, the Company initiated a Phase 2 clinical trial of AR-1105 in patients with macular edema due to retinal vein occlusion. The Company also submitted its investigational new drug (“IND”) application for AR-13503 in March 2019, and in April 2019 the Company announced that the FDA had reviewed the IND for AR-13503 and as a result it is now in effect, allowing Aerie to initiate human studies in the treatment of neovascular age-related macular degeneration (“nAMD”) and diabetic macular edema (“DME”). The Company expects to initiate a first-in-human clinical study for AR-13503 in the third quarter of 2019.
The Company owns over 4,000 Rho kinase inhibitor molecules, some of which have additional features including the inhibition of other kinases such as Janus kinase and IĸB kinase and evaluates this library on an ongoing basis for additional development opportunities. Early stage evaluations are underway for indications, including dry eye and psoriasis. The Company also evaluates outside business development opportunities to provide access to technologies developed outside of Aerie and has stated its particular interest in ophthalmic areas such as dry eye, which is a very large market in the United States.

The Company commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019. The Company has incurred losses and experienced negative operating cash flows since inception. The Company had previously funded its operations primarily through the sale of equity securities and issuance of convertible notes prior to generating product revenues.
If the Company does not successfully commercialize Rhopressa® and Rocklatan® or any future product candidates, if approved, it may be unable to achieve profitability. Accordingly, the Company may be required to draw down on a $200 million senior secured delayed draw term loan facility (the “credit facility”) that was entered into in July 2018 and increased in May 2019, or to obtain further funding through public or private debt or equity offerings, or other arrangements. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on acceptable terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts. No funds had been drawn on the credit facility as of June 30, 2019. See Note 8 for additional information.
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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
The Company relies on its third-party manufacturers to produce the active pharmaceutical ingredient (“API”) and final drug product for Rhopressa® and Rocklatan® and may rely on third-party manufacturers for its current and future product candidates. The Company obtained FDA approval for an additional Rhopressa® drug product contract manufacturer in the first quarter of

2019, which began to supply commercial product in the second quarter of 2019. Further, the Company has obtained FDA approval for an additional API contract manufacturer, which began to supply commercial API in the second quarter of 2019. The Company is in the process of adding an additional Rocklatan® drug product contract manufacturer, which is expected to begin commercial supply in early 2020. In addition, the Company has established its own manufacturing plant in Athlone, Ireland, for future commercial production of Rhopressa®, Rocklatan®, and if approved, Rhokiinsa® and Roclanda®. Commercial supply from the plant is expected to be available in early 2020. The Company expects to continue to use product sourced from its contract manufacturers when its manufacturing plant in Athlone, Ireland is operational.
Revenue Recognition
The Company accounts for its revenue transactions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). In accordance with ASC Topic 606, the Company recognizes revenues when its customers obtain control of its product for an amount that reflects the consideration it expects to receive from its customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied.
Aerie’s customers include a limited number of national and select regional wholesalers (the “distributors”). These distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. Net product revenue is typically recognized when distributors obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of product to the distributors. The Company evaluates the creditworthiness of each of its distributors to determine whether it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur. The Company does not assess whether a contract has a significant financing component if the expectation is such that the period between the transfer of the promised goods to the customer and the receipt of payment will be less than one year. Standard credit terms do not exceed 75 days. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. Shipping and handling costs related to the Company’s product sales are included in selling, general and administrative expenses.
The Company’s net product revenues through June 30, 2019 were generated through sales of Rhopressa®, which was commercially launched in the United States on April 30, 2018, and sales of Rocklatan®, which was commercially launched in the United States on May 1, 2019. Product revenue is recorded net of trade discounts, allowances, rebates, chargebacks, U.S. government funding requirements for the coverage gap (commonly called the “donut hole”) portion of the Medicare Part D program and estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See Note 3 for additional information.
Inventories
Prior to the date the Company obtains regulatory approval for its product candidates, manufacturing costs related to commercial production are expensed as pre-approval commercial manufacturing expense on the condensed consolidated statements of operations and comprehensive loss. Once regulatory approval is obtained, the Company capitalizes such costs as inventory on the condensed consolidated balance sheets. Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out (“FIFO”) method. The Company analyzes its inventory levels at least quarterly and writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management of future expected inventory requirements based on sales forecasts. If actual net realizable value is less than the estimated amount or if actual market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable.
Property, Plant and Equipment, Net
Property, plant and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Construction-in-progress reflects amounts incurred for property, plant or equipment construction or improvements that have not yet been placed in service and are not depreciated or amortized. Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net loss.
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
Operating lease ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term using an estimated rate of interest the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The operating lease ROU assets are based on the liability adjusted for any prepaid or deferred rent and lease incentives. The incremental borrowing rate was utilized to discount lease payments over the expected term given that the Company’s operating leases do not provide an implicit rate. The Company estimates the incremental borrowing rate to reflect the profile of secured borrowing over the expected term of the leases based on the information available at the later of the date of adoption or the lease commencement date. Rent expense for the operating lease is recognized on a straight-line basis over the lease term.
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
Investments
Realized gains and losses, interest income earned on the Company’s cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on investments are included within other (expense) income, net. Interest income was $0.5 million and $1.4 million for the three and six months ended June 30, 2019, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2018, respectively. There were no realized gains or losses recognized during the three and six months ended June 30, 2019.
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
The Company’s cash equivalents are valued utilizing Level 1 inputs in the fair value hierarchy as of June 30, 2019 and December 31, 2018. There were no transfers between the different levels of the fair value hierarchy during the six months ended June 30, 2019.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC Topic 842”). ASC Topic 842 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months on the balance sheet. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. ASC Topic 842 is effective for financial statements issued for annual and interim periods beginning on January 1, 2019. The Company has elected the optional transition method that provided the option to use the effective date of ASC Topic 842 as the date of initial application on transition. Accordingly, the Company did not adjust comparative periods or make the new required lease disclosures for periods before the effective date of January 1, 2019. There was no cumulative effect adjustment recognized to accumulated deficit upon adoption. As of the date of adoption of the new leasing standards, the Company recognized an operating lease ROU asset of approximately $17.3 million and a corresponding operating lease liability of approximately $17.9 million, which are included in the condensed consolidated balance sheet. The adoption of the new leasing standards did not have a material impact on the condensed consolidated statements of operations and comprehensive loss.
The Company elected to utilize the package of practical expedients permitted in ASC Topic 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance (i) without reassessing the classification of the operating leases in accordance with ASC Topic 842, (ii) without reassessing whether an existing contract contained a lease and (iii) without reassessing initial direct costs. In addition, the Company elected not to allocate the consideration between lease and non-lease components for its operating leases. The Company also reassessed its lease conclusions for its manufacturing plant in Athlone, Ireland, under ASC Topic 842 since construction was still in progress as of the date of adoption. Upon the reassessment, the Company concluded it was the owner of the leased space for accounting purposes under ASC Topic 842 as of the date of adoption and therefore, maintained its previous build-to-suit lease accounting under the transition guidance of ASC Topic 842.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the likelihood of the loss occurring is probable. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2018-19”), which clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. Further, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326), Targeted Transition Relief (“ASU 2019-05”), which provides transition relief and allows allow entities to elect the fair value option on certain financial instrument. The guidance is effective for the Company beginning on January 1, 2020. The new guidance prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2016-13, ASU 2018-19 or ASU 2019-05 to have a material impact on its consolidated financial statements and disclosures.
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
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
2014 Convertible Notes(1)	—	5,040,323	—	5,040,323
Outstanding stock options	7,514,268	7,046,345	7,514,268	7,046,345
Stock purchase warrants	79,500	154,500	79,500	154,500
Non-vested restricted stock awards	728,705	581,602	728,705	581,602
Total	8,322,473	12,822,770	8,322,473	12,822,770

(1)	In July 2018, the entire outstanding principal amount of senior secured convertible notes (the “2014 Convertible Notes”) was converted into shares of Aerie common stock.
3. Revenue Recognition
Net product revenues for the three and six months ended June 30, 2019 were derived from sales of Rhopressa® and Rocklatan® in the United States to customers and net product revenues for the three and six months ended June 30, 2018 were derived from sales of Rhopressa® in the United States to customers. The Company commenced generating product revenue related to sales of Rocklatan® in the second quarter of 2019 following its commercial launch of Rocklatan® in the United States in May 2019. For the six months ended June 30, 2019, three distributors accounted for 36%, 33% and 28% of total revenues, respectively. For the six months ended June 30, 2018, three distributors accounted for 34%, 33% and 30% of total revenues, respectively. The Company commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
The Company calculates its net product revenue based on the wholesale acquisition cost that the Company charges its distributors for Rhopressa® and Rocklatan® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. Provisions for revenue reserves reduced product revenues by $26.6 million and $42.8 million for the three and six months ended June 30, 2019, respectively. For each of the three and six months ended June 30, 2018, provisions for revenue reserves reduced product revenues by $1.7 million.
Trade Discounts and Allowances: The Company generally provides discounts on sales of Rhopressa® and Rocklatan® to its distributors for prompt payment and pays fees for distribution services and for certain data that distributors provide to the Company. The Company expects its distributors to earn these discounts and fees, and accordingly deducts the full amount of these discounts and fees from its gross product revenues at the time such revenues are recognized.
Rebates, Chargebacks and Other Discounts: The Company contracts with Third-party Payers for coverage and reimbursement of Rhopressa® and Rocklatan®. The Company estimates the rebates and chargebacks it expects to be obligated to provide to Third-party Payers and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. The Company estimates the rebates and chargebacks that it expects to be obligated to provide to Third-party Payers based upon (i) the Company's contracts and negotiations with these Third-party Payers, (ii) estimates regarding the payer mix for Rhopressa® and Rocklatan® and (iii) historical industry information regarding the payer mix for comparable pharmaceutical products and product portfolios. Other discounts include the Company’s co-pay assistance coupon programs for commercially-insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to pay associated with product that has been recognized as revenue.
Product Returns: The Company estimates the amount of Rhopressa® and Rocklatan® that will be returned and deducts these estimated amounts from its gross revenue at the time the revenue is recognized. The Company currently estimates product returns based on historical industry information regarding rates for comparable pharmaceutical products and product portfolios, the estimated remaining shelf life of product shipped to distributors, and contractual agreements with the Company's distributors intended to limit the amount of inventory they maintain. Reporting from the distributors includes distributor sales and inventory held by distributors, which provides the Company with visibility into the distribution channel to determine when product would be eligible to be returned.
The Company did not have any contract assets (unbilled receivables) at June 30, 2019 or December 31, 2018, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at June 30, 2019 or December 31, 2018, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers. Amounts billed or invoiced are included in accounts receivable, net on the condensed consolidated balance sheets.
4. Inventory
Inventory consists of the following:

(in thousands)	JUNE 30, 2019	DECEMBER 31, 2018
Raw materials	$766	$836
Work-in-process	7,671	6,885
Finished goods	1,982	2,391
Total inventory	$10,419	$10,112

5. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	JUNE 30, 2019	DECEMBER 31, 2018
Manufacturing equipment	$17,773	$2,366
Laboratory equipment	7,169	6,038
Furniture and fixtures	1,620	1,815
Software, computer and other equipment	6,550	2,702
Leasehold improvements	29,511	4,072
Construction-in-progress	3,345	49,057
Property, plant and equipment	65,968	66,050
Less: Accumulated depreciation	(7,373)	(5,525)
Property, plant and equipment, net	$58,595	$60,525

Manufacturing Plant Build-Out
In the second quarter of 2019, the Company completed the build-out on its own manufacturing plant in Athlone, Ireland, for which it leases approximately 30,000 square feet of interior floor space and as such is not the legal owner of the space. However, in accordance with ASC Topic 842, the Company was deemed to be the owner of the leased space prior to completion of construction. Upon completion, the Company performed a sale-leaseback analysis and accounted for the transaction as a sale. The Company therefore derecognized the build-to-suit asset and the corresponding build-to-suit facility lease obligation of approximately $4.4 million as of the completion date. No gain or loss arose from the derecognition. The Company concurrently recognized an operating lease ROU asset and a corresponding operating lease liability related to the leaseback of the facility. See Note 6 for additional information.
The build-to-suit facility lease obligation was approximately $4.5 million as of December 31, 2018.
Also, upon completion of the build-out in the second quarter of 2019, amounts previously classified as construction-in-progress related to the manufacturing plant placed into service have been transferred to leasehold improvements and manufacturing equipment and are being amortized in accordance with the Company’s policy. See Note 2 for additional information.
6. Leases
The Company has operating leases for corporate offices, research and development facilities, and a fleet of vehicles. The properties primarily relate to the Company’s principal executive office and research facility located in Durham, North Carolina, regulatory, commercial support and other administrative activities located in Irvine, California, and clinical, finance and legal operations located in Bedminster, New Jersey. The Durham, North Carolina, facility consists of approximately 61,000 square feet of laboratory and office space under leases that expire between June 2020 and June 2024 and the Irvine, California, location consists of approximately 37,300 square feet of office space under a lease that expires in January 2022. The Company terminated its previous lease and entered into a lease for its new Bedminster, New Jersey, location, which consists of approximately 34,000 square feet of office space under a lease that expires in October 2029. There are also small offices in Malta, Ireland, the United Kingdom and Japan.
The Company is leasing approximately 30,000 square feet of interior floor space in Athlone, Ireland, for its manufacturing plant in Athlone, Ireland, which the Company has concluded is now an operating lease upon completion of the build-out in the second quarter of 2019. As a result, the Company concurrently recognized an operating lease ROU asset and a corresponding operating lease liability related to the leaseback of the facility of approximately $2.4 million upon completion of the build-out. The Company is reasonably certain it will remain in the lease through the end of its lease term in 2037, however, the Company is permitted to terminate the lease as early as September 2027.
The Company’s operating leases have remaining lease terms of approximately 1 year to 18 years, some of which include options to extend the leases.

Balance sheet information related to leases was as follows:

(in thousands)	JUNE 30, 2019
Operating Leases
Operating lease right-of-use assets	$17,882

Operating lease liabilities	$5,494
Long-term operating lease liabilities	13,238
Total operating lease liabilities	$18,732

The Company’s right-of-use assets obtained in exchange for operating lease obligations was $2.4 million during the six months ended June 30, 2019.

JUNE 30, 2019
Operating Leases
Weighted-average remaining lease term	8 years
Weighted-average discount rate	8%

Maturities of lease liabilities as of June 30, 2019 were as follows:

(in thousands)	OPERATING
Year Ending December 31,	LEASES
Remainder of 2019	$2,638
2020	5,555
2021	3,992
2022	1,735
2023	1,726
Thereafter	11,174
Total undiscounted lease payments	26,820
Less: present value adjustment	(8,088)
Total lease liabilities	$18,732

Under prior lease guidance, minimum lease payments under operating leases were as follows at December 31, 2018:

(in thousands)	OPERATING
Year Ending December 31,	LEASES
2019	$4,283
2020	4,855
2021	4,278
2022	1,643
2023	1,438
Thereafter	6,698
Total minimum lease payments	$23,195

Lease expense for the Company’s operating leases was $1.3 million and $2.6 million, including variable lease payments of $0.5 million and $0.7 million, for the three and six months ended June 30, 2019, respectively. Rent expense for the Company’s operating leases was $0.8 million and $1.4 million for the three and six months ended June 30, 2018, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	JUNE 30, 2019	DECEMBER 31, 2018
Accrued compensation and benefits	$8,269	$10,438
Accrued consulting and professional fees	3,009	3,927
Accrued research and development expenses (1)	7,673	7,503
Accrued revenue reserves	26,047	10,155
Accrued other (2)	1,525	6,358
Total accrued expenses and other current liabilities	$46,523	$38,381

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
8. Credit Facility
The Company has a total of $200 million available through the credit facility with certain entities affiliated with Deerfield Management Company L.P. (“Deerfield”) pursuant to which $100 million of delayed draw term loan commitments were provided by Deerfield in July 2018 (the “July 2018 tranche”) and $100 million of delayed draw term loan commitments were provided by Deerfield in May 2019 (the “May 2019 tranche”). The July 2018 tranche includes fees upon drawdown of 1.75% of amounts drawn, an 8.625% annual interest rate on drawn amounts, and annual fees on undrawn amounts of 1.5%. The May 2019 tranche includes fees upon drawdown of 2.0% of amounts drawn, an annual interest rate of LIBOR (subject to a floor of 2%) plus 7.2%, up to a maximum of 13.0%, on drawn amounts and annual fees on undrawn amounts of 2.0%.There is also an exit fee of $1.5 million payable upon termination of the July 2018 tranche and an exit fee of $5.3 million (or $2.6 million if the tranche is undrawn) payable upon termination of the May 2019 tranche (in each case, whether terminated at maturity or otherwise). The allowable draw period under the credit facility for both the July 2018 tranche and the May 2019 tranche ends on July 23, 2020. Fees on undrawn amounts are not payable until July 2020, and no principal payments will be due on drawn amounts, if any, until July 2020. The credit facility matures in July 2024 in respect of any drawn amounts. The credit facility includes affirmative and negative covenants and prepayment terms. No funds have been drawn under the July 2018 tranche or the May 2019 tranche as of June 30, 2019.
Interest expense was $1.6 million and $2.4 million for the three and six months ended June 30, 2019, respectively, and included issuance costs and fees related to the credit facility. Interest expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively, and included amortization of debt discount and issuance costs related to the 2014 Convertible Notes.

9. Stockholders’ Equity
Warrants
As of June 30, 2019, the following equity-classified warrants to purchase common stock were outstanding:

NUMBER OF UNDERLYING SHARES	EXERCISE PRICE PER SHARE	WARRANT EXPIRATION DATE
75,000	$5.00	November 2019
4,500	$5.00	August 2020
223,482	$0.05	December 2019

The warrants outstanding as of June 30, 2019 are all currently exercisable.
10. Stock-Based Compensation
Stock-based compensation expense for options granted, RSAs, performance stock awards (“PSAs”), SARs and stock purchase rights is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2019	2018	2019	2018
Selling, general and administrative	$7,091	$7,126	$16,212	$13,340
Pre-approval commercial manufacturing	834	634	1,683	1,104
Research and development	2,770	2,558	5,420	4,593
Total	$10,695	$10,318	$23,315	$19,037

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

Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2018	6,935,119	$28.97
Granted	914,790	43.32
Exercised	(124,034)	30.94
Canceled	(211,607)	53.52
Options outstanding at June 30, 2019	7,514,268	$29.99	6.6	$63,671
Options exercisable at June 30, 2019	5,145,383	$21.98	5.6	$61,881

As of June 30, 2019, the Company had $73.3 million of unrecognized compensation expense related to options granted under its equity plans. This expense is expected to be recognized over a weighted average period of 2.7 years as of June 30, 2019.
Restricted Stock Awards
The following table summarizes the RSAs, including PSAs, activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSAs at December 31, 2018	572,706	$48.18
Granted	392,784	45.55
Vested	(203,077)	45.12
Canceled	(33,708)	50.55
Non-vested RSAs at June 30, 2019	728,705	$47.53

As of June 30, 2019, the Company had $29.1 million of unrecognized compensation expense related to unvested RSAs, including PSAs. This expense is expected to be recognized over the weighted average period of 2.9 years as of June 30, 2019.
The vesting of the RSAs is time and service based with terms of one to four years. During the year ended December 31, 2017, the Company granted 98,817 PSAs with non-market performance conditions that vest upon the satisfaction of certain performance conditions and service conditions. During the six months ended June 30, 2019, vesting for the remaining PSAs was deemed probable to occur. As of June 30, 2019, 69,171 PSAs were vested.
Stock Appreciation Rights
The following table summarizes the SARs activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
SARs outstanding at December 31, 2018	91,000	$53.75
Granted	57,851	43.40
Exercised	—	—
Canceled	(19,445)	50.87
SARs outstanding at June 30, 2019	129,406	$49.55	4.1	$—
SARs exercisable at June 30, 2019	18,000	$54.19	3.7	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report and with our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 1, 2019 (“2018 Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements and see “Risk Factors” in our 2018 Form 10-K and other documents we have filed or furnished with the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.
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
Our strategy also includes developing our business outside of the United States, including obtaining regulatory approval in Europe and Japan on our own for Rhopressa® and Rocklatan®. If we obtain regulatory approval, we currently expect to commercialize Rhopressa® and Rocklatan® in Europe on our own, and likely partner for commercialization of their equivalents in Japan. If approved, we expect that Rhopressa® and Rocklatan® will be marketed under the names Rhokiinsa® and Roclanda®, respectively, in Europe. To optimize the commercial opportunity, we expect to launch Roclanda® before Rhokiinsa® in Europe, if approved, as the European market is oriented more toward fixed-dose combination products. We are continuing to expand our presence in Europe where we have over 60 employees that manage the operation of our manufacturing plant in Ireland, discussed below, as well our Phase 3 clinical trial for Roclanda®, which is ongoing in several European countries. We have hired key personnel, including the Chief Commercial Officer of Europe, and are building our clinical, medical affairs and commercial teams in Europe. In Japan, we opened an office in Tokyo and hired personnel to fill key leadership positions to help execute our strategy in that market. We commenced a Phase 2 clinical trial for Rhopressa® in Japan in March 2019 and announced completion of enrollment for this trial in July 2019, as discussed in “—Marketed Products” below.
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
In the second quarter of 2019, we completed the build-out on our manufacturing plant in Athlone, Ireland, which we commenced in January 2017. The Athlone manufacturing plant is expected to produce commercial supplies of Rhopressa®, Rocklatan® in early 2020 and thereafter Rhokiinsa® and Roclanda®, if approved. Our current contract manufacturer produces commercial supply of Rhopressa® and Rocklatan®. We have obtained FDA approval for an additional Rhopressa® drug product contract manufacturer in the first quarter of 2019, which began to supply commercial product in the second quarter of 2019. Further, we have obtained FDA approval for an additional API contract manufacturer, which began to supply commercial API in the second quarter of 2019, and we are in the process of adding an additional Rocklatan® drug product contract manufacturer, which is expected to begin commercial supply in early 2020. We expect to continue to use product sourced from our contract manufacturers when the Ireland plant is operational.
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

Product and Product Candidate Overview
Marketed Products
Rhopressa®, our first FDA-approved product, has demonstrated that it reduces intraocular pressure (“IOP”) through Rho kinase (“ROCK”) inhibition. Using this mechanism of action (“MOA”), Rhopressa® increases the outflow of aqueous humor through the trabecular meshwork (“TM”), which accounts for approximately 80% of fluid drainage from the healthy eye. Our recently FDA-approved product, once-daily Rocklatan®, is a fixed-dose combination of Rhopressa® and latanoprost, which reduces IOP through the same MOA as Rhopressa® and through a second MOA utilizing the ability of latanoprost to increase the outflow of aqueous humor through the uveoscleral pathway, the eye’s secondary drain. Both Rhopressa® and Rocklatan® are taken once-daily in the evening and have shown in preclinical and clinical trials to be effective in reducing IOP, with a favorable safety profile.
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
We launched Rhopressa® in the United States at the end of April 2018. Rhopressa® is being sold to national and regional U.S. pharmaceutical distributors, and patients have access to Rhopressa® through pharmacies across the United States. We have obtained formulary coverage for Rhopressa® for the majority of lives covered under commercial and Medicare Part D plans.
In October 2018, we announced that the European Medicines Agency (“EMA”) accepted our marketing authorisation application (“MAA”) for review for Rhokiinsa®. Additionally, we completed a Phase 1 clinical trial and a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, which were designed to support meeting the requirements of Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) for potential regulatory submission of Rhopressa® in Japan. Topline results of the pilot Phase 2 study were announced in January 2019. In that study, both netarsudil arms produced significantly greater IOP reduction than the placebo arm at the specified timepoint and the safety findings were consistent with previous netarsudil trials. In July 2019, we completed enrollment of our Phase 2 clinical trial initiated in March 2019 in Japan. We currently expect to read out topline results of the Phase 2 study in late 2019. The study is designed in accordance with the requirements of PMDA on Japanese patients in Japan to support subsequent Phase 3 registration trials that are also expected to be conducted in Japan under our direction.
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
With respect to Rocklatan® in jurisdictions outside the United States, we initiated a Phase 3 registration trial for Roclanda®, named Mercury 3, in Europe during the third quarter of 2017. Mercury 3, a six-month efficacy and safety trial, is designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe consisting of bimatoprost (a PGA) and timolol (a beta blocker). If successful, Mercury 3 is expected to improve the commercialization prospects of Roclanda® in Europe. We currently expect to read out topline 90-day efficacy data for the trial in the first half of 2020. Since Roclanda® is a fixed-dose combination product that includes Rhokiinsa®, we plan to submit an MAA with the EMA for Roclanda® in early 2020, if the EMA has approved Rhokiinsa® by such time.

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
The technology from DSM uses polyesteramide polymers to produce an injectable, thin fiber that is minute in size. Preclinical experiments have demonstrated early success in conjunction with AR-13503, including demonstration of linear, sustained elution rates over several months and achievement of target retinal drug concentrations. We submitted an IND application for AR-13503 in March 2019 and in April 2019, we announced that the FDA has reviewed the IND for AR-13503 and it is now in effect, allowing Aerie to initiate human studies in the treatment of neovascular age-related macular degeneration (“nAMD”) and DME. We expect to initiate a first-in-human clinical study for AR-13503 in the third quarter of 2019.
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
We own over 4,000 ROCK inhibitor molecules, some of which have additional features including the inhibition of other kinases such as Janus kinase and IĸB kinase and we evaluate this library on an ongoing basis for additional development opportunities. Early stage evaluations are underway for indications, including dry eye and psoriasis. We also evaluate outside business development opportunities to provide access to technologies developed outside of Aerie and have stated our particular interest in ophthalmic areas such as dry eye, which is a very large market in the United States.
Financial Overview
Our cash and cash equivalents totaled $109.4 million as of June 30, 2019. We believe that our cash and cash equivalents, $200 million total available under the credit facility and projected cash flows from revenues, will provide sufficient resources for at least the next twelve months, though there may be need for additional financing activity as we continue to grow. See “—

Liquidity and Capital Resources” below and Note 8 to our condensed consolidated financial statements included in this report for further discussion.
We have incurred net losses since our inception in June 2005. Until 2018, when we commenced commercial operations, our business activities were primarily limited to research and development and raising capital. As of June 30, 2019, we had an accumulated deficit of $791.5 million. We recorded net losses of $47.2 million and $95.1 million for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018 we recorded net losses of $55.0 million and $95.7 million, respectively. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rhopressa®, the launch and commercialization of Rocklatan®, advancing our product pipeline, international expansion and completion of our manufacturing facility in Athlone, Ireland. We expect to continue to incur operating losses until our products generate adequate commercial revenue to render Aerie profitable. If we do not successfully commercialize Rhopressa® and Rocklatan® or any future product candidates, if approved, we may be unable to generate adequate product revenues to achieve such profitability. We may be required to draw down on our credit facility, or to obtain further funding through public or private debt or equity offerings or other arrangements. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts.
Product Revenues, Net
We launched Rhopressa® in the United States in late April 2018 and commenced generating product revenues from sales of Rhopressa® during the second quarter of 2018. We launched Rocklatan® in the United States on May 1, 2019 and commenced generating product revenues from sales of Rocklatan® in the second quarter of 2019. Product affordability for the patient is critical to drive consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which may have an impact on earnings in the period of adjustment.
Cost of Goods Sold
Cost of goods sold consists of direct and indirect costs to procure and manufacture product sold, including third-party manufacturing costs. We began capitalizing inventory costs for Rhopressa® and Rocklatan® after FDA approval. Prior to receiving FDA approval, such costs were expensed as pre-approval commercial manufacturing expenses. Cost of goods sold in 2019 will continue to be favorably impacted by sales of Rhopressa® and Rocklatan® inventory that was expensed prior to FDA approval; however, we do not expect the impact to be material.
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
Other (Expense) Income, Net
Other (expense) income primarily includes interest income, interest expense, foreign exchange gains and losses, and other income and expense. Interest income primarily consists of interest earned on our cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on our investments. Interest expense consists of interest expense under the 2014 Convertible Notes, including the amortization of debt discounts and issuance costs incurred prior to conversion of the 2014 Convertible Notes in July 2018. Interest expense also includes the amortization of issuance costs and commitment fees incurred on the credit facility. See “—Liquidity and Capital Resources” below and Note 8 to our condensed consolidated financial statements included in this report for further discussion. Foreign exchange gains and losses are primarily due to the remeasurement of our lease liabilities, which are denominated in a foreign currency and held by a subsidiary with a U.S. dollar functional currency.
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
Leases
We adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC Topic 842”) effective January 1, 2019. Under this new lease standard, practically all leases with lease terms in excess of one year are required to be recognized on the balance sheet as right-of-use assets and corresponding lease liabilities. Significant assumptions utilized in recognizing the right-of-use asset and corresponding liability included the expected lease term and the incremental borrowing rate. The expected lease term includes both contractual lease periods and, as applicable, extensions of the lease term when we have determined the exercise of the option to extend is reasonably certain to occur. The incremental borrowing rate was utilized to discount lease payments over the expected term given our operating leases do not provide an implicit rate. We estimated the incremental borrowing rate to reflect the profile of secured borrowing over the expected term of the leases. In addition, significant judgment was utilized in determining the impact of our build-to-suit lease for our manufacturing plant in Athlone, Ireland, upon adoption of ASC Topic 842, for which we concluded we were the owner of the leased space for accounting purposes. As a result, we maintained our previous accounting for our build-to-suit asset and liability upon adoption of ASC Topic 842, which was discounted at the implicit rate of the facility obligation.
The standard has been implemented using the optional transitional method and we elected to utilize certain practical expedients. In electing the optional transition method, we were required to recognize and measure operating leases existing at, or entered into after, the adoption date. We utilized an incremental borrowing rate on the adoption date to determine the present value of the remaining operating lease assets and liabilities. Prior period results have not been restated. See Note 2 to our condensed consolidated financial statements included in this report for further discussion.

Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018:

	THREE MONTHS ENDED JUNE 30,		CHANGE	% CHANGE
	2019	2018
	(in thousands, except percentages)
Product revenues, net	$15,835	$2,423	$13,412	*
Total revenues, net	15,835	2,423	13,412	*
Costs and expenses:
Cost of goods sold	705	59	646	*
Selling, general and administrative expenses	34,482	33,112	1,370	4%
Pre-approval commercial manufacturing	5,819	6,779	(960)	(14)%
Research and development expenses	20,904	18,157	2,747	15%
Total costs and expenses	61,910	58,107	3,803	7%
Loss from operations	(46,075)	(55,684)	9,609	(17)%
Other (expense) income, net	(1,089)	663	(1,752)	*
Loss before income taxes	$(47,164)	$(55,021)	$7,857	(14)%
*Percentage not meaningful
Product revenues, net
Product revenues, net amounted to $15.8 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively. Revenues recorded in the 2019 period relate to sales of Rhopressa® and Rocklatan®, which were launched in the United States in late April 2018 and in early May 2019, respectively. Rhopressa® was our first product to receive regulatory approval, and we did not generate any revenues prior to the second quarter of 2018.
Cost of goods sold
Cost of goods sold was $0.7 million for the three months ended June 30, 2019, compared to $0.1 million in the prior year period. Our gross margin percentage of 95.5% and 97.6% for the three months ended June 30, 2019 and 2018, respectively, were favorably impacted by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the three months ended June 30, 2019 and 2018 was valued at cost, our gross margin for the period then ended would have been 94.5% and 97.0%, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $1.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was primarily associated with higher sales and marketing costs associated with the launch of Rocklatan® in the second quarter of 2019. Aerie’s commercial infrastructure has not changed significantly from the second quarter of 2018.
Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses decreased by $1.0 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Expenses were lower due to the receipt of regulatory approval of our API and drug product contract manufacturers, which began to supply commercial API and product, respectively, in the second quarter of 2019, as the cost of commercial API and product, respectively, produced by these manufacturers following regulatory approval were capitalized as inventory. These costs were partially offset by an increase of costs related to our manufacturing plant in Ireland, of which we completed the build-out in the second quarter of 2019. In addition, employee-related expenses, including stock-based compensation, increased $0.7 million from the three months ended June 30, 2018 to the three months ended June 30, 2019.

Research and development expenses
Research and development expenses increased by $2.7 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase is primarily comprised of an increase of $1.4 million related to the development of AR-1105 and AR-13503, and an increase of $1.3 million of employee-related expenses, including stock-based compensation. These increased expenses were partially offset by lower expenses associated with Rocklatan®, primarily driven by NDA filing costs incurred during the 2018 period.
Research and development expenses for Rhopressa® totaled $1.9 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively. Expenses for Rhopressa® during the three months ended June 30, 2019 and 2018 primarily relate to costs incurred for our clinical trials to support regulatory submission of Rhopressa® in Japan. Research and development expenses for Rocklatan® totaled $2.2 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively. Expenses for Rocklatan® during the three months ended June 30, 2019 primarily include costs related to the Mercury 3 registration trial in Europe. Expenses for Rocklatan® during the three months ended June 30, 2018 primarily include the NDA filing costs.
Other (expense) income, net
Other (expense) income, net consists of the following:

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2019	2018
	(in thousands)
Interest income	$540	$889	$(349)
Interest expense	(1,559)	(462)	(1,097)
Other (expense) income	(70)	236	(306)
Other (expense) income, net	$(1,089)	$663	$(1,752)
Other (expense) income, net changed by $1.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This change is primarily driven by an increase of $1.1 million in interest expense in the second quarter of 2019 related to the amortization of issuance costs and commitment fees incurred on the credit facility, partially offset by costs in the prior year for debt discount and issuance costs related to our 2014 Convertible Notes through the date of conversion in July 2018.
Comparison of the Six Months Ended June 30, 2019 and 2018
The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018:

	SIX MONTHS ENDED JUNE 30,		CHANGE	% CHANGE
	2019	2018
	(in thousands, except percentages)
Product revenues, net	$26,687	$2,423	$24,264	*
Total revenues, net	26,687	2,423	24,264	*
Costs and expenses:
Cost of goods sold	1,086	59	1,027	*
Selling, general and administrative expenses	70,764	56,042	14,722	26%
Pre-approval commercial manufacturing	10,276	11,672	(1,396)	(12)%
Research and development expenses	38,788	31,129	7,659	25%
Total costs and expenses	120,914	98,902	22,012	22%
Loss from operations	(94,227)	(96,479)	2,252	(2)%
Other (expense) income, net	(978)	759	(1,737)	*
Loss before income taxes	$(95,205)	$(95,720)	$515	(1)%
*Percentage not meaningful

Product revenues, net
Product revenues, net amounted to $26.7 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively. Revenues in the 2019 period relate to sales of Rhopressa® and Rocklatan®, which were launched in the United States in late April 2018 and in early May 2019, respectively. Rhopressa® was our first product to receive regulatory approval, and we did not generate any revenues prior to the second quarter of 2018.
Cost of goods sold
Cost of goods sold was $1.1 million for the six months ended June 30, 2019, compared to $0.1 million in the prior year period. Our gross margin percentage of 95.9% and 97.6% for the six months ended June 30, 2019 and 2018, respectively, were favorably impacted by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the six months ended June 30, 2019 and 2018 was valued at cost, our gross margin for the period then ended would have been 94.9% and 97.0%, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $14.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was primarily associated with the expansion of our employee base to support the growth of our operations, as well as sales and marketing expenses incurred in connection with our commercial launch of Rhopressa® and Rocklatan®.
Employee-related expenses increased by $8.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to increased headcount, including the addition of our sales force in early 2018. Employee-related expenses also included an increase in stock-based compensation expense of $2.9 million. Selling and marketing expenses increased by $4.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 related to our commercialization of Rhopressa® and Rocklatan®, which launched in United States in late April 2018 and in early May 2019, respectively.
Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses decreased by $1.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Expenses were lower due to the receipt of regulatory approval of our API and drug product contract manufacturers, which began to supply commercial API and product, respectively, in the second quarter of 2019, as the cost of commercial API and product, respectively, produced by these manufacturers following regulatory approval were capitalized as inventory. These costs were partially offset by an increase of costs related to our manufacturing plant in Ireland, of which we completed the build-out in the second quarter of 2019. In addition, employee-related expenses, including stock-based compensation, increased $0.7 million from the six months ended June 30, 2018 to the six months ended June 30, 2019.
Research and development expenses
Research and development expenses increased by $7.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase is primarily comprised of an increase of $2.6 million related to the development of AR-1105 and AR-13503, and an increase of $3.2 million of employee-related expenses, including stock-based compensation. These increased expenses were partially offset by lower expenses associated with Rocklatan®, primarily driven by NDA filing costs incurred during the 2018 period.
Research and development expenses for Rhopressa® totaled $3.3 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively. Expenses for Rhopressa® during the six months ended June 30, 2019 primarily relate to costs incurred for our clinical trials to support regulatory submission of Rhopressa® in Japan. Research and development expenses for Rocklatan® totaled $3.5 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively. Expenses for Rocklatan® during the six months ended June 30, 2019 primarily include costs related to the Mercury 3 registration trial in Europe. Expenses for Rocklatan® during the six months ended June 30, 2018 primarily include the NDA filing costs.

Other (expense) income, net
Other (expense) income, net consists of the following:

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2019	2018
	(in thousands)
Interest income	$1,352	$1,699	$(347)
Interest expense	(2,357)	(969)	(1,388)
Other income (expense)	27	29	(2)
Other (expense) income, net	$(978)	$759	$(1,737)
Other (expense) income, net changed by $1.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This change is primarily driven by an increase of $1.4 million in interest expense in the second quarter of 2019 related to the amortization of issuance costs and commitment fees incurred on the credit facility, partially offset by costs incurred in the prior year for debt discount and issuance costs related to our 2014 Convertible Notes through the date of conversion in July 2018.
Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities and the issuance of convertible notes prior to generating product revenues. We commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when one or more of our products generates adequate commercial revenue to render Aerie profitable.
Sources of Liquidity
Our product revenue, net amounted to $26.7 million for the six months ended June 30, 2019, which relate to sales of Rhopressa® and Rocklatan®. Accounts receivable, net amounted to $25.7 million as of June 30, 2019.
As of June 30, 2019, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $109.4 million. In July 2018, we entered into a credit facility (the “credit facility”), consisting of a $100 million senior secured delayed draw term loan facility (the “July 2018 tranche”), which in May 2019 was amended to provide an additional $100 million of delayed draw term loan commitments (the “May 2019 tranche”). In aggregate, we have a total borrowing capacity of $200 million available through the credit facility. The credit facility matures in July 2024. No funds have been drawn on the credit facility as of June 30, 2019. See Note 8 to our condensed consolidated financial statements included in this report for additional information. We believe that our cash and cash equivalents, $200 million total available under the credit facility and projected cash flows from revenues, will provide sufficient resources for at least the next twelve months, though there may be need for additional financing activity as we continue to grow. See “—Operating Capital Requirements.”
Cash Flows
The following table summarizes our sources and uses of cash:

	SIX MONTHS ENDED JUNE 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(85,109)	$(77,799)
Investing activities	(7,118)	13,600
Financing activities	(1,228)	137,278
Net change in cash and cash equivalents	$(93,455)	$73,079

Operating Activities
During the six months ended June 30, 2019 and 2018, net cash used in operating activities was $85.1 million and $77.8 million, respectively. The increase in cash used in operating activities during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to the expansion of our employee base, as well as an increase in cash used for development activities related to our product pipeline.
Investing Activities
During the six months ended June 30, 2019, our investing activities used net cash of $7.1 million related to purchases of property, plant and equipment primarily related to the build-out of our manufacturing plant in Ireland. During the six months ended June 30, 2018, our investing activities provided net cash of approximately $13.6 million primarily related to sales and maturities of available-for-sale investments of $92.8 million, partially offset by purchases of available-for-sale investments of $56.2 million and purchases of property, plant and equipment of $23.0 million.
Financing Activities
During the six months ended June 30, 2019 and 2018, our financing activities used net cash of $1.2 million and provided net cash of $137.3 million, respectively. The net cash used in financing activities for six months ended June 30, 2019 was primarily related to net payments of $1.0 million from stock-based compensation arrangements, representing taxes paid on employees’ behalf through withholding of shares on restricted stock awards and option exercises, partially offset by proceeds from employee exercises of stock options and stock purchase rights under our employee stock purchase plan. The net cash provided by financing activities for the six months ended June 30, 2018 was primarily related to the issuance and sale of common stock pursuant to our prior “at-the-market” sales agreement and underwriting agreement related to a registered public offering, from which we received total net proceeds of approximately $136.0 million, net of expenses paid during the period. In addition, we received net proceeds of $1.7 million from stock-based compensation arrangements, primarily from employee exercises of stock options and stock purchase rights under our employee stock purchase plan, partially offset by taxes paid on employees’ behalf through withholding of shares on restricted stock awards and option exercises.
Operating Capital Requirements
We expect to incur ongoing operating losses until such a time when Rhopressa® and Rocklatan® or any other product, if approved in the future, generate adequate revenues to render Aerie profitable.
Our principal liquidity requirements are for: working capital; operating expenses, including for commercialization and manufacturing activities; expenses associated with developing our pipeline opportunities, including pursuing strategic growth opportunities; costs associated with executing our international expansion strategy, including clinical and potential commercialization activities in Europe and Japan; contractual obligations; and capital expenditures.
We believe that our cash and cash equivalents, $200 million available under the credit facility and projected cash flows from revenues will provide sufficient resources for at least the next twelve months. Further, we believe that we have access to additional liquidity in the capital markets such as debt or convertible debt. The payments on any amounts drawn from the credit facility will be on an interest-only basis through July 2020. No funds were drawn as of June 30, 2019.

Our future funding requirements will depend on many factors, including, but not limited to the following:

•	commercial performance of Rhopressa® and Rocklatan® or any current or future product candidates, if approved;

•	costs of commercialization activities for Rhopressa® and Rocklatan® or any current or future product candidates, if approved;

•	costs of building inventory to support sales growth and other associated working capital needs;

•	costs, timing and outcome of seeking regulatory approval;

•	timing and costs of our ongoing and future clinical trials and preclinical studies including those related to our international expansion;

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
Outstanding Indebtedness
In July 2018, our $125.0 million aggregate principal amount of 2014 Convertible Notes was converted into shares of Aerie common stock. Also, in July 2018, we entered into the credit facility, consisting of a $100 million senior secured delayed draw term loan facility, which in May 2019 was amended to provide an additional $100 million of delayed draw term loan commitments. We may borrow up to $200 million in aggregate in one or more borrowings at any time prior to July 23, 2020 under the credit facility. The July 2018 tranche of $100 million under the credit facility includes fees upon drawdown of 1.75% of amounts drawn, an 8.625% annual interest rate on drawn amounts, and annual fees on undrawn amounts of 1.5%. There is also an exit fee of $1.5 million payable upon termination of the July 2018 tranche (whether at maturity or otherwise).
The May 2019 tranche of $100 million under the credit facility includes fees upon drawdown of 2.0% of amounts drawn, an annual interest rate of LIBOR (subject to a floor of 2%) plus 7.2%, up to a maximum of 13.0%, on drawn amounts and annual fees on undrawn amounts of 2.0%. There is also an exit fee of $5.3 million (or $2.6 million if the tranche is undrawn) payable upon termination of the May 2019 tranche (whether at maturity or otherwise). No funds have been drawn under the July 2018 tranche or the May 2019 tranche as of June 30, 2019.
Fees related to the credit facility on undrawn amounts are not payable until July 2020, and no principal payments will be due on drawn amounts, if any, until July 23, 2020. The credit facility matures in July 2024 in respect of drawn amounts. The credit facility includes affirmative and negative covenants and prepayment terms.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash and cash equivalents totaled $109.4 million and $202.8 million as of June 30, 2019 and December 31, 2018, respectively. Given the short-term nature of our cash and cash equivalents, we do not believe that a change in market interest rates would have a material impact on our financial condition or results of operations. Any amounts drawn under the credit facility, if any, will carry a fixed or capped interest rate and, as such, will be subject to limited interest rate risk. We do not currently engage in any hedging activities against changes in interest rates.

We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies but has a U.S. dollar functional currency. We do not currently have any derivative instruments or a foreign currency hedging program. To date and during the six months ended June 30, 2019, foreign currency exposure and foreign currency financial instruments have not been material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1
Amended and Restated Credit Agreement, dated as of May 2, 2019, by and among Aerie Pharmaceuticals, Inc., Aerie Distribution Inc., the other Loan Parties (as defined therein) party thereto from time to time, the lenders party thereto, and Deerfield Private Design Fund III, L.P., as agent for itself and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on May 3, 2019).

10.2
Amended and Restated Guaranty and Security Agreement, dated as of May 2, 2019, by and among Aerie Pharmaceuticals, Inc., the other Grantors and Guarantors (each as defined therein) party thereto from time to time, and Deerfield Private Design Fund III, L.P., as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on May 3, 2019).

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

(i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: August 8, 2019	/s/ RICHARD J. RUBINO
Richard J. Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)