Form 10-K
period 2019-12-31
AERIE PHARMACEUTICALS INC
filed 2020-02-24
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-36152

Aerie Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3109565
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4301 Emperor Boulevard, Suite 400
Durham, North Carolina 27703
(919) 237-5300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	AERI	NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with
any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2019, based upon the closing price of $29.55 of the registrant’s common stock as reported on The NASDAQ Global Market, was $1,334,440,206.
As of February 14, 2020, the registrant had 46,428,456 shares of common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2019.

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
Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•
the sales of Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) or of Rocklatan® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”), in the United States, and the potential future sales in the United States of any current or future product candidates, if approved;

•
the potential future sales in jurisdictions outside of the United States of Rhopressa®, named Rhokiinsa® (netarsudil ophthalmic solution) 0.02% (“Rhokiinsa®”) in Europe, or Rocklatan®, named Roclanda® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Roclanda®”) in Europe, or their equivalents, and those of any current or future product candidates;

•	our commercialization, marketing, manufacturing and supply management capabilities and strategies in and outside of the United States;

•	third-party payer coverage and reimbursement for our approved products and product candidates and any future product candidates, if approved;

•
the glaucoma patient market size and the rate and degree of market adoption of our approved products and product candidates and any future product candidates, if approved, by eye-care professionals and patients;

•	the timing, cost or other aspects of the commercial launch of our approved products and product candidates and any future product candidates, if approved;

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

•
the timing of and our ability to request, obtain and maintain FDA or other regulatory authority approval of, or other action with respect to, our approved products, product candidates and any future product candidates in the United States, Europe, Japan and elsewhere, including the expected timing of, and regulatory and/or other review of, filings for such approved products, product candidates and any future product candidates;

•	our expectations related to the use of proceeds from our financing activities;

•	our estimates regarding anticipated operating expenses and capital requirements and our needs for additional financing;

•
our plans to pursue development of additional product candidates and technologies in ophthalmology, including development of our approved products or product candidates for additional indications, and our preclinical retinal programs and other therapeutic opportunities;

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
In particular, FDA approval of Rhopressa® and Rocklatan® do not constitute FDA approval of our product candidates or any future product candidates in the United States, and there can be no assurance that we will receive FDA approval for our product candidates or any future product candidates. In addition, neither the European Commission (“EC”) grant of a centralised marketing authorisation for Rhokiinsa® nor the European Medicines Agency (“EMA”) acceptance of the Marketing Authorisation Application (“MAA”) for Roclanda® constitutes an EC grant of a centralised marketing authorisation for Roclanda® and there can be no assurance that Roclanda® will receive approval by the EMA. FDA approval of Rhopressa® and Rocklatan® do not constitute regulatory approval of these products in jurisdictions outside of the United States and there is no assurance that we will receive regulatory approval for Rhopressa® and Rocklatan® in such jurisdictions. In addition, the preclinical research discussed in this report is preliminary and the outcome of such preclinical studies may not be predictive of the outcome of later clinical trials. Any future clinical trial results may not demonstrate safety and efficacy sufficient to obtain regulatory approval related to the preclinical research findings discussed in this report, and we may suspend or discontinue research programs at any time for any reason.
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

iii

PART I
ITEM 1. BUSINESS
Overview
We are an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, dry eye, retinal diseases and potentially other diseases of the eye. Our strategy is to successfully commercialize our U.S. Food and Drug Administration (“FDA”) approved products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”) in the United States. We have a commercial team responsible for sales of Rhopressa® and Rocklatan® that includes approximately 100 sales representatives targeting eye-care professionals throughout the United States.
Rhopressa® is a once-daily eye drop designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. The active ingredient in Rhopressa®, netarsudil, is an Aerie-owned Rho kinase (“ROCK”) inhibitor. We believe that Rhopressa® represents the first of a new drug class for reducing IOP in patients with glaucoma in over 20 years.
Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, the most commonly prescribed drug for the treatment of patients with open-angle glaucoma. We believe, based on our clinical data, that Rocklatan® has the potential to provide a greater IOP-reducing effect than any currently marketed glaucoma medication, and we believe that Rocklatan® competes with both prostaglandin analog (“PGA”) and non-PGA therapies and may over time become the product of choice for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite using currently available therapies.
Both Rhopressa® and Rocklatan® are being sold to national and regional U.S. pharmaceutical distributors, and patients have access to them through pharmacies across the United States.
Outside the United States
Our strategy also includes developing our business opportunities outside the United States, including obtaining regulatory approval in Europe and Japan for Rhopressa® and Rocklatan®.
In Europe, Rhokiinsa® (marketed as Rhopressa® in the United States) was granted a centralised marketing authorisation by the European Commission (“EC”) in November 2019 and the Marketing Authorisation Application (“MAA”) for Roclanda® (marketed as Rocklatan® in the United States) was accepted by the European Medicines Agency (“EMA”) in December 2019. To optimize the commercial opportunity, we may launch Roclanda®, if approved, before Rhokiinsa® in Europe as the European market is oriented more toward fixed-dose combination products. The Phase 3 registration trial for Roclanda®, named Mercury 3, commenced in Europe during the third quarter of 2017. Mercury 3 is designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe of bimatoprost, a PGA, and timolol, a beta blocker. If successful, Mercury 3 is expected to improve the commercialization prospects of Roclanda® in Europe; it is not required for regulatory approval. The Mercury 3 results are expected to be an important determinant as we evaluate the commercialization and profitability potential of Rhokiinsa® and Roclanda® in Europe. We currently expect to read out topline 90-day efficacy data for the trial in the second half of 2020. We will continue to evaluate the commercial prospects for Rhokiinsa® and Roclanda® in Europe based on the timing and substance of the Mercury 3 data and other market conditions.
In Japan, we plan to pursue regulatory approval for Rhopressa® and Rocklatan®. With respect to the clinical progress of Rhopressa® in Japan, we completed a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a successful Phase 2 clinical trial conducted in Japan. These studies were designed to meet the requirements of Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) for potential regulatory submission of Rhopressa® in Japan. Topline results of the Phase 2 trial indicated positive efficacy and tolerability in the patient set. Clinical trials for Rocklatan® have not yet begun. We expect to move forward with plans for Phase 3 initiation in Japan for Rhopressa®, along with exploring collaboration with a potential partner in Japan to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan, and will continue to explore other potential opportunities elsewhere in Eastern Asia.

Glaucoma Product Manufacturing
We currently use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States. In the second quarter of 2019, we completed the build-out of our own manufacturing plant in Athlone, Ireland, for additional commercial production of Rhopressa® and Rocklatan®. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. This approval follows a successful pre-approval inspection of the plant and FDA review of the New Drug Application (“NDA”) Prior Approval Supplement (“PAS”), which added the Athlone manufacturing plant as a drug product manufacturer for Rocklatan®. The manufacturing plant is expected to begin production of commercial supplies of Rocklatan® in the first quarter of 2020. We expect FDA approval to produce Rhopressa® at our Athlone plant by the end of 2020. We also anticipate the Athlone manufacturing plant to have the capacity to produce Rhokiinsa® and, if approved, Roclanda®.
Pipeline Opportunities
We also seek to enhance our longer-term commercial potential by identifying and advancing additional product candidates through our internal discovery efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional ophthalmic products, technologies or product candidates that complement our current product portfolio.
We recently acquired Avizorex Pharma S.L. (“Avizorex”), a Spanish ophthalmic pharmaceutical company, developing therapeutics for the treatment of dry eye disease. Avizorex completed a Phase 2a study in dry eye subjects in 2019 for its lead product candidate AVX-012. The active ingredient in AVX-012 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates ocular surface wetness and blink rate. We plan to initiate a larger Phase 2b study in late 2020.
We are developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-13503 SR. AR-1105 is a dexamethasone steroid implant, for which we completed enrollment in a Phase 2 clinical trial in patients with macular edema due to retinal vein occlusion (“RVO”). We are also developing AR-13503, an Aerie-owned ROCK and Protein kinase C inhibitor with potential in the treatment of diabetic macular edema (“DME”), wet age-related macular degeneration (age-related macular degeneration, “AMD”) and related diseases of the retina, potentially as an adjunct to current standard of care anti-vascular endothelial growth factor (vascular endothelial growth factor, “VEGF”) therapies. AR-13503 is the active ingredient in our AR-13503 SR implant. We have initiated a first-in-human clinical study for AR-13503 SR.
We own the worldwide rights to all indications for Rhopressa® and Rocklatan®. We have patent protection for Rhopressa® and Rocklatan® in the United States through early 2034 and internationally through 2030, and have filed for patent protection in the United States and internationally through 2037. In addition, through the acquisition of Avizorex, we are the exclusive licensee through 2031 of issued U.S. patents and pending patent applications internationally, which provide patent protection for AVX-012. Furthermore, we have an allowed U.S. patent application for AR-1105 in the United States, which upon issuance will provide patent protection to 2036, and have also filed for patent protection internationally through 2036. We also have patent protection for AR-13503 in the United States and internationally, which extends to 2030, and have filed for patent protection in the United States and internationally through dates ranging from 2030 to 2037. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions, methods of use and synthetic methods.
Our Strategy
Our goal is to become a leader in the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, dry eye, retinal diseases and potentially other diseases of the eye. We believe Rhopressa® and Rocklatan® have the potential to address many of the unmet medical needs in the glaucoma market, AVX-012 in the dry eye market, and clinical implants AR-1105 and AR-13503 SR in the retinal disease market. Key elements of our strategy are to:
Successfully commercialize Rhopressa® and Rocklatan® in the United States. We own worldwide rights to all indications for Rhopressa® and Rocklatan® and we intend to retain our commercialization rights in the United States. Rhopressa® is a first in class ROCK inhibitor designed to reduce IOP in patients with open-angle glaucoma or ocular hypertension. Rocklatan® is a fixed dose combination of Rhopressa® and latanoprost. We launched Rhopressa® in the United States at the end of April 2018 and Rocklatan® in the United States in May 2019. Our sales organization is targeting eye-care professionals throughout the United States. We have already obtained substantial formulary coverage for our glaucoma products under commercial plans and Medicare Part D plans.

Advance the development of Rhopressa® and Rocklatan® in jurisdictions outside the United States to regulatory approval and commercialize in Europe, depending on the overall pricing environment in that region, while securing a potential partner in Japan. Our strategy includes developing our business opportunities in jurisdictions outside of the United States, including obtaining regulatory approval in Europe and Japan for Rhopressa® and Rocklatan®. In Europe, the EC granted a centralised marketing authorisation for Rhokiinsa® (marketed as Rhopressa® in the United States) in November 2019 and we submitted an MAA for Roclanda® (marketed as Rocklatan® in the United States), which was accepted by the EMA. With respect to Rocklatan®, we commenced the Mercury 3 Phase 3 clinical trial in Europe during the third quarter of 2017, which is designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe of bimatoprost, a PGA, and timolol, a beta blocker. If successful, Mercury 3 is expected to improve our commercialization prospects in Europe; it is not needed for regulatory approval. The Mercury 3 results are expected to be an important determinant as we evaluate the commercialization and profitability potential of Rhokiinsa® and Roclanda® in Europe. We currently expect to read out topline 90-day efficacy data for the trial in the second half of 2020. In November 2019, we submitted the MAA for Roclanda® with the EMA. The MAA for Roclanda® was accepted for review by the EMA in December 2019, and an opinion from the Committee for Medicinal Products for Human Use (“CHMP”) is expected in the fourth quarter of 2020. Since Roclanda® is a fixed-dose combination product that includes Rhokiinsa®, the MAA submission for Roclanda® was predicated on the receipt of a centralised marketing authorisation for Rhokiinsa®. We will continue to evaluate the commercial opportunities in Europe for Roclanda® and Rhokiinsa® based on the timing and substance of the Mercury 3 data and other market conditions.
We currently plan to partner for further development and ultimate commercialization of Rhopressa® and Rocklatan® in Japan, if approved, and will continue to explore other potential opportunities elsewhere in Eastern Asia. We completed a Phase 1 clinical trial and a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, which were designed to support meeting the requirements of Japan’s PMDA for potential regulatory submission of Rhopressa® in Japan. In July 2019, we also completed enrollment of the Phase 2 clinical trial in Japan and successful topline results were released in November 2019. The study was designed in accordance with the requirements of the PMDA on Japanese patients to support subsequent Phase 3 registration trials that are also expected to be conducted in Japan. The results of the Phase 2 clinical trial indicated positive efficacy and tolerability among the patient set. Clinical trials for Rocklatan® have not yet begun. We expect to move forward with plans for Phase 3 initiation in Japan for Rhopressa®, along with exploring collaboration with a potential partner in Japan to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan, and will continue to explore other potential opportunities elsewhere in Eastern Asia.
Continue to leverage and strengthen our intellectual property portfolio. We believe we have a strong intellectual property position relating to Rhopressa® and Rocklatan®. Our intellectual property portfolio contains U.S. and foreign patents and pending U.S. and foreign patent applications related to composition of matter, pharmaceutical compositions, methods of use and synthetic methods. We have patent protection for Rhopressa® and Rocklatan® in the United States, which extends through early 2034, and internationally through 2030, and have also filed for patent protection in the United States and internationally through 2037. In addition, through the acquisition of Avizorex, we are the exclusive licensee through 2031 of issued U.S. patents and pending patent applications internationally, which provide patent protection for AVX-012. Furthermore, we have an allowed U.S patent application for AR-1105 in the United States, which upon issuance will provide patent protection to 2036, and have also filed for patent protection internationally through 2036. We also have patent protection for AR-13503 in the United States and internationally, which extends to 2030, and have filed for patent protection in the United States and internationally through dates ranging from 2030 to 2037.
Expand our product candidate portfolio and pipeline through internal discovery efforts, research collaboration arrangements and in-licensing or acquisitions of additional product candidates, products or technologies. We continue to seek to discover and develop new compounds in our research laboratories focused on ophthalmic opportunities. In addition, we may enter into additional research collaborations or license arrangements or complete additional acquisitions to broaden our presence in ophthalmology, as we continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas. For example, through business development activities, we have acquired from Avizorex the clinical-stage dry eye product candidate AVX-012, for which we plan to conduct a Phase 2b study in late 2020. The U.S. dry eye disease market was approximately $1.5 billion in 2018. Through business development activities, we have also acquired the worldwide ophthalmic rights to a bio-erodible polymer technology from DSM, a global science-based company headquartered in the Netherlands, and PRINT® (Particle Replication in Non-wetting Templates) implant manufacturing technology from Envisia Therapeutics, Inc. (“Envisia”). With these, we have created a unique sustained-release ophthalmology platform that, at a minimum, allows for the progression of our sustained-release retinal implant program but we believe may have the potential for more applications. We are currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-13503 SR, for which we commenced clinical trials in 2019. We believe there is a need in the current retinal disease treatment paradigm for new treatment pathways and less frequent injections. The U.S. retinal disease market was approximately $6 billion in 2018.

Our Products, Product Candidates and Pipeline
Rhopressa®, our first FDA-approved product, has demonstrated that it reduces IOP through ROCK inhibition. Using this mechanism of action (“MOA”), Rhopressa® increases the outflow of aqueous humor through the trabecular meshwork (“TM”), which accounts for approximately 80% of fluid drainage from the healthy eye and is the diseased tissue responsible for elevated IOP in glaucoma. Our second FDA-approved product, once-daily Rocklatan®, a fixed-dose combination of Rhopressa® and latanoprost, reduces IOP through the same MOA as Rhopressa® and through a second MOA, utilizing the ability of latanoprost to increase the outflow of aqueous humor through the uveoscleral pathway, the eye’s secondary drain. Both Rhopressa® and Rocklatan® are taken once-daily in the evening and have shown in preclinical and clinical trials to be effective in reducing IOP, with a favorable safety profile.
AVX-012 is a product candidate we recently acquired for the treatment of dry eye disease. The active ingredient in AVX-012 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates ocular surface wetness and blink rate. Positive results from a Phase 2a study support the therapeutic potential of AVX-012 to treat signs and symptoms of dry eye.
Our other product candidates include AR-13503 SR, a ROCK and Protein kinase C inhibitor sustained-release implant with potential in the treatment of DME, wet AMD and other diseases of the retina, and AR-1105, a dexamethasone steroid implant being developed for the potential treatment of macular edema due to RVO or diabetic retinopathy. Both product candidates are miniaturized bio-erodible sustained-release implants that are designed to be injected intravitreally every six months.
We discovered and developed the active ingredient in Rhopressa® and Rocklatan®, netarsudil, and AR-13503 internally through a rational drug design approach that coupled medicinal chemistry with high content screening of compounds in proprietary cell-based assays. We selected and formulated netarsudil for preclinical in vivo testing following a detailed characterization of over 3,000 synthesized ROCK inhibitors, a number that has since grown to approximately 4,000.
The following table summarizes each of our current product, product candidate and preclinical molecules, their MOA(s) and their status, as well as our intellectual property rights.

Name and Mechanism		Status	Intellectual Property Rights

Rhopressa® (Rhokiinsa® in Europe)	ROCK inhibitor	U.S.: Marketed; launched in April 2018 Europe: Centralised marketing authorisation granted in November 2019 Japan: Phase 2	Wholly-Owned
Rocklatan® (Roclanda® in Europe)	ROCK inhibitor and latanoprost, a PGA	U.S.: Marketed; launched in May 2019 Europe: MAA accepted by the EMA in December 2019	Wholly-Owned
AVX-012	TRPM8 agonist	U.S.: Expect to initiate Phase 2b clinical study in late 2020	Wholly-Owned; acquired from Avizorex
AR-1105 implant	dexamethasone steroid	U.S.: Phase 2 clinical trial initiated Q1 2019; completed enrollment in October 2019	Wholly-Owned; acquired from Envisia
AR-13503 SR implant	ROCK and Protein kinase inhibitor	U.S.: First-in-human clinical study commenced in Q3 2019	Wholly-Owned
Rhopressa®
Rhopressa® is the first of a new class of glaucoma drug products that was discovered by our scientists. It was approved by the FDA in December 2017 for the reduction of elevated IOP in patients with open-angle glaucoma or ocular hypertension. It was also granted a centralised marketing authorisation by the EC in November 2019. Our key target markets outside the United States include Europe and Japan.
The active ingredient in Rhopressa®, netarsudil, is an Aerie-owned ROCK inhibitor. ROCK is a protein kinase, which is an enzyme that modifies other proteins by chemically adding phosphate groups to them. Specifically, ROCK regulates actin and myosin, which are proteins that are responsible for cellular contraction. ROCK activity also promotes the production of extracellular matrix proteins. ROCK inhibitors block cell contraction in the TM outflow pathway and reduce the production of extracellular matrix, thereby improving TM fluid outflow and consequently reducing IOP.
Rhopressa® is competing primarily in the adjunctive therapy market, which represents approximately one-half of the U.S. glaucoma prescription market and totaled approximately 35 million prescriptions in 2018 according to IQVIA. Initial indications point to healthcare professionals prescribing Rhopressa® as a concomitant therapy to prostaglandins or non-PGA medications when additional IOP reduction is desired. We believe Rhopressa® is primarily competing with other non-PGA products, due to its targeting of the diseased TM, its demonstrated ability to reduce IOP at consistent levels across tested baselines, its preferred once-daily dosing relative to other currently marketed non-PGA products, and its safety profile. Currently marketed therapies that are used adjunctively to PGAs are older generation products that are generally dosed between two and three times a day, have MOA(s) focused on reducing fluid production, often have lower efficacy levels and have systemic side effects. We believe that Rhopressa® may also become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs and for patients who choose to avoid the cosmetic issues associated with PGA products. In November 2019, we released topline data from our Phase 4 Multi-center Open-label Study (“MOST”) trial, which observed Rhopressa® efficacy in various real-world clinical settings, including as both an adjunctive product and monotherapy. The results indicated positive IOP reduction in all settings along with a favorable tolerability profile.
Rhopressa® in the United States
We launched Rhopressa® in the United States at the end of April 2018. Rhopressa® is being sold to national and regional U.S. pharmaceutical distributors, and patients have access to Rhopressa® through pharmacies across the United States. We have obtained formulary coverage for Rhopressa® for the majority of lives covered under commercial and Medicare Part D plans.
Rhopressa® Outside of the United States
In Europe, in November 2019, the EC granted a centralised marketing authorisation for Rhokiinsa®. This follows the CHMP adopting a positive opinion recommending approval of the MAA for Rhokiinsa® in September 2019.
In support of a potential regulatory submission for Rhopressa® in Japan, we conducted a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a successful Phase 2 clinical trial conducted in Japan. In July 2019, we completed enrollment of a Phase 2 clinical trial in Japan and topline results were released in November 2019. These studies were designed to meet the requirements of the PMDA on Japanese patients in Japan to support subsequent Phase 3 registration trials that are also expected to be conducted in Japan. Topline results of the Phase 2 clinical trial indicated positive efficacy and tolerability in the patient set. We plan to move forward with plans for Phase 3 initiation in Japan for Rhopressa®, along with exploring collaboration with a potential partner in Japan to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan, and will continue to explore other potential opportunities elsewhere in Eastern Asia.
Rocklatan®
Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, the most widely-prescribed drug for the treatment of patients with open-angle glaucoma or ocular hypertension, and was approved by the FDA in March 2019. We believe that Rocklatan® has the potential to provide a greater IOP-reducing effect than any currently marketed glaucoma medication. Therefore, we believe that Rocklatan® competes with both PGA and non-PGA therapies for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite use of currently available therapies.
Rocklatan® in the United States
We launched Rocklatan® in the United States in May 2019. Rocklatan® is now being sold to national and regional U.S. pharmaceutical distributors, and patients have access to Rocklatan® through pharmacies across the United States.

Rocklatan® Outside of the United States
In Europe, the clinical trials Mercury 1 and Mercury 2 represent the basis for European approval of Roclanda®. We also initiated a third Phase 3 registration trial for Roclanda®, named Mercury 3, in Europe during the third quarter of 2017. Mercury 3, a six-month efficacy and safety trial, is designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe consisting of bimatoprost (a PGA) and timolol (a beta blocker). If successful, Mercury 3 is expected to improve our commercialization prospects in Europe; it is not required for regulatory approval. The Mercury 3 results are expected to be an important determinant as we evaluate the commercialization and profitability potential of Rhokiinsa® and Roclanda® in Europe. Patients are being evaluated with maximum baseline IOPs ranging from above 20 mmHg to below 36 mmHg. We currently expect to read out topline 90-day efficacy data for the Mercury 3 trial in the second half of 2020. In December 2019, the MAA for Roclanda® was accepted by the EMA. An opinion from the CHMP is expected in the fourth quarter of 2020. Since Roclanda® is a fixed-dose combination product that includes Rhokiinsa®, the MAA submission for Roclanda® was predicated on the receipt of a centralised marketing authorisation for Rhokiinsa®, which the EC granted in November 2019. In Japan, clinical trials for Rocklatan® have not yet begun.
Product Candidates
To complement our internal research through business development opportunities, we acquired from Avizorex the clinical-stage dry eye product candidate AVX-012. Furthermore, we have also acquired worldwide ophthalmic rights to a bio-erodible polymer technology from DSM and PRINT® implant manufacturing technology, which is a proprietary technology capable of creating precisely-engineered sustained-release products utilizing fully-scalable manufacturing processes, from Envisia. Using these technologies, we have created a sustained-release ophthalmology platform and are currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-13503 SR, and in the future we believe this technology may be useful as we explore additional sustained-release applications.
AVX-012 (TRPM8 agonist)
In December 2019, we acquired Avizorex, a Spanish ophthalmic pharmaceutical company, developing therapeutics for the treatment of dry eye disease. Avizorex completed a Phase 2a study in dry eye subjects in 2019 for its lead product candidate AVX-012. The active ingredient in AVX-012 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates ocular surface wetness and blink rate. By stimulating these processes in a physiological manner, TRPM8 agonists have the potential to restore tear film stability and reduce discomfort in patients with dry eye. Positive results from the Phase 2a study support the therapeutic potential of AVX-012 to treat signs and symptoms of dry eye. We are planning to initiate a larger Phase 2b study in late 2020.
AR-1105 Implant (dexamethasone steroid)
In October 2017, we acquired the rights to use PRINT® technology in ophthalmology and certain other assets from Envisia. In addition, we acquired Envisia’s intellectual property rights relating to a preclinical dexamethasone steroid implant using a bio-erodible polymer-based drug delivery system that comprised of a blend of different poly D, L-lactic-co-glycolic acid (“PLGA”) polymers and PRINT® technology for the potential treatment of macular edema due to RVO and diabetic retinopathy, which we refer to as AR-1105. The Investigational New Drug application (“IND”) for this sustained-release implant was submitted in December 2018. In January 2019, we announced that the FDA reviewed the IND for AR-1105 and it is now in effect. We initiated a Phase 2 clinical trial of AR-1105 in patients with macular edema due to RVO during March 2019 and completed enrollment in October 2019.
AR-13503 SR Implant (ROCK and Protein kinase inhibitor)
Our owned preclinical small molecule, AR-13503, is a ROCK and Protein kinase C inhibitor and is the active ingredient in our AR-13503 sustained-release implant. AR-13503 SR has potential for the treatment of DME, wet AMD and other diseases of the retina. AR-13503, which is the active metabolite of Rhopressa®, has been shown to reduce lesion size in an in vivo preclinical model of wet AMD at levels similar to the current market-leading wet AMD anti-VEGF product. When used in combination preclinically with the market leading anti-VEGF product, AR-13503 produced greater lesion size reduction than the anti-VEGF product alone in a model of proliferative DR. Pending additional studies, AR-13503 may have the potential to provide an entirely new mechanism and pathway to treat DME, wet AMD and related diseases of the retina, potentially as an adjunctive therapy to current anti-VEGF therapies.

Since AR-13503 is a small molecule with a short half-life when injected into the back of the eye, and the aforementioned diseases are located in the back of the eye, a delivery mechanism was needed to deliver the molecule to the back of the eye for a sustained delivery period.
Using our licensed technology from DSM, AR-13503 has been combined with a polyesteramide polymer to produce an injectable, thin fiber implant that is minute in size. Preclinical experiments with the AR-13503 SR implant have demonstrated linear, sustained elution rates over several months and achievement of target retinal drug concentrations. The IND for AR-13503 SR became effective in April 2019, allowing us to initiate human studies in the treatment of neovascular age-related macular degeneration (“nAMD”) and DME. We initiated a first-in-human clinical study for AR-13503 SR in the third quarter of 2019.
Pipeline Opportunities
We are also preliminarily evaluating use of the PRINT® technology platform for sustained-release of therapies for other ophthalmic indications. We commenced operation of our current Good Manufacturing Practices (“cGMP”)-validated manufacturing facility for production of ophthalmic implants using PRINT® technology in our Durham, North Carolina, facility in October 2018.
We may continue to enter into research collaboration arrangements, license, acquire or develop additional product candidates and technologies to broaden our presence in ophthalmology, and we continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners and on our own.
We own over 4,000 ROCK inhibitor molecules, some of which have additional features including the inhibition of other kinases such as Janus kinase and those in the IĸB family and we evaluate this library on an ongoing basis for additional development opportunities. Early stage evaluations of these molecules are underway for other ophthalmic indications. We continue to evaluate outside business development opportunities to provide access to technologies developed outside of Aerie to complement our internal research.
Glaucoma Overview
Glaucoma Market Overview
Glaucoma is one of the largest segments in the global ophthalmic market. In 2018, branded and generic glaucoma product sales were approximately $5.0 billion in the United States, Europe and Japan in aggregate, according to IQVIA. Prescription volume for glaucoma products in the United States alone was 35 million, representing 52 million bottles in 2018, and is expected to grow, driven in large part by the aging population.

The PGA and non-PGA market segments each represent approximately one-half of the prescription volume in the United States glaucoma market, as shown in the following chart, which is based on IQVIA data.

U.S. Glaucoma Market - 2018

Non-PGA Market (46%)
PGA Market (54%)
2 – 4 Times Daily
Once Daily
Oral CAIs and Other
2%
Travatan Z 5%
Topical CAIs 5%
Lumigan 7%
AA 10%
Latanoprost 42%
Fixed Combo 13%
BB 14%

PGA: Prostaglandin Analogue; BB: Beta Blocker; AA: Alpha Agonist; CAI: Carbonic Anhydrase Inhibitor
Sources: 2018 NSP Data: Units

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
We believe there are significant unmet needs in the glaucoma market as is evident by the degree of use of multiple therapies to treat patients with the disease and understand that eye-care professionals are eager for new therapy choices, as we have seen with the early success of the Rhopressa® and Rocklatan® U.S. commercial launches. PGAs have side effects, contraindications and reduced efficacy in patients with low to moderately elevated IOPs relative to patients with higher IOPs. Other currently marketed non-PGAs are less efficacious than PGAs, have more serious and a greater number of side effects and contraindications, and require multiple daily doses. As a result, we believe there is a significant unmet need in both the PGA and non-PGA market segments, each of which represents approximately one-half of the U.S. and European glaucoma market based on prescription volumes, according to IQVIA. Despite the limitations of existing glaucoma drugs, Xalatan® (latanoprost), the best-selling PGA, together with Xalacom®, its fixed-dose combination with a beta blocker, which is not available in the United States, generated peak annual global revenues of approximately $1.7 billion prior to the introduction of their generic equivalents, and the most commonly prescribed non-PGA drugs each generated peak annual global revenues of over $400 million prior to the introduction of their generic equivalents. Rhopressa® is the first of a new class of glaucoma drug products and may be prescribed by eye-care professionals as a preferred adjunctive therapy for patients taking PGAs, due to its IOP-reducing ability, more convenient dosing and better tolerability profile compared to other currently marketed non-PGA adjunctive products. Rocklatan®, a fixed-dose combination of Rhopressa® and latanoprost, has the potential to provide a greater IOP-reducing effect than any currently marketed glaucoma medication. Therefore, we believe that Rocklatan® competes with both PGA and non-PGA therapies for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite use of currently available therapies.
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
In addition to aqueous humor production and drainage through the TM and uveoscleral pathway, episcleral venous pressure (“EVP”) plays a significant role in the regulation of IOP. EVP represents the pressure of the blood in the episcleral veins of the eye which are the site of drainage of eye fluid into the bloodstream. Historical studies have shown that EVP accounts for approximately 10 mmHg of IOP, or approximately one-half of IOP in patients with pressures near the normotensive level of 21 mmHg, and approximately one-third of IOP in patients with pressures of 24 mmHg to 30 mmHg. When EVP is reduced, aqueous humor is able to flow more freely from the eye.
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
In severe glaucoma cases, patients may need to undergo an invasive surgical procedure. Trabeculectomy is the most common glaucoma-related surgical procedure, also referred to as filtration surgery, in which a piece of tissue in the drainage angle of the eye is removed, creating an opening to the outside of the eye. The opening is partially covered with a scleral flap, the white part of the eye, and the conjunctiva, the thin membrane covering the sclera. This new opening allows fluid to drain out of the eye, bypassing the clogged drainage channels of the TM to maintain a reduced IOP. There are also laser surgeries which apply laser energy to the eye’s drainage tissue to improve the outflow of fluid. Devices called shunts are used in glaucoma surgery to divert fluid in a controlled manner from the inside of the eye to the subconjunctival space bypassing the blocked TM. Generally, the shunts reduce IOP to the extent that the use of drops can be reduced, but often not completely eliminated. Many patients continue to require eye drops even following surgery.
Dry Eye
Dry eye is a multifactorial, symptomatic disorder of the ocular surface and tear film. Dry eye has been associated with either decreased tear production, increased tear evaporation, or a combination of both. Symptoms of dry eye include ocular discomfort, dryness, and visual disturbance. Dry eye has been shown to contribute to difficulties with everyday activities, including reading, using a computer and driving. Artificial tears the are the most common initial treatment for dry eye disease, but artificial tears often fail to adequately address the signs and symptoms of dry eye.
The U.S. dry eye disease market was approximately $1.5 billion in 2018. It is estimated that there are approximately 30 million dry eye sufferers in the United States with approximately 10 percent currently being treated. Currently marketed prescription products often lack efficacy and also have a significant number of treatment burdens, including significant instillation site discomfort, delayed onset of efficacy up to twelve weeks, taste altering effects, and hence relatively low persistence rates. We believe that the dry eye space remains a very large and underserved market. These unmet needs generated our interest in proceeding with the acquisition of Avizorex, a Spanish ophthalmic pharmaceutical company developing therapeutics for the treatment of dry eye disease. AVX-012 has a novel MOA whereby corneal TRPM8 receptors are modulated, improving signs of dry eye by stimulating basal tear production, and symptoms of dry eye by providing a cooling sensation upon instillation.
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
In both diseases, wet AMD and DME, vascular permeability, angiogenesis and inflammation play an important role and VEGF has shown to be a key mediator that has been found to be upregulated. Currently, the standard of care for treating wet AMD and DME is intravitreal (“IVT”) injection of VEGF inhibitors (anti-VEGF). In addition, alternative therapeutic approaches for DME are directed towards stopping vascular leakage using laser photocoagulation and IVT injection of corticosteroids.
Existing anti-VEGF agents have similar safety and efficacy profiles. Three are the most widely used: bevacizumab, ranibizumab and aflibercept. Although anti-VEGF agents have shown a well-established efficacy profile in wet AMD and DME, a downside of these treatments is that some patients have poor response, experience a loss of efficacy after repeated injections over time or require frequent injections to maintain complete resolution of the exudation/edema. Thus, the need for alternative treatment options with prolonged treatment duration to reduce treatment burden of repeat injections and different mechanism of action to target refractory or non-response to anti-VEGF agents leaves a considerable unmet need. We are developing AR-13503 SR implant to address these unmet needs.
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
Within the last 10 years, IVT pharmacotherapy has revolutionized the therapeutic options for macular edema-associated retinal vascular diseases. Two classes of medication are currently approved to treat macular edema following RVO; corticosteroids (e.g., dexamethasone IVT implant, OZURDEX) and anti-VEGF agents (e.g., ranibizumab, LUCENTIS®, aflibercept, EYLEA®). While both classes have demonstrated efficacy in RVO patients, the treatment burden remains high, with the anti-VEGFs typically requiring monthly or bi-monthly IVT injections and the dexamethasone implant typically requiring injections approximately once every three months. A corticosteroid implant that remained effective for a longer duration would provide the benefit of reducing the treatment burden on patients while treating the inflammatory components of macular edema that are not addressed by inhibition of VEGF. Additionally, if the dose of corticosteroid could be reduced without compromising efficacy, then there exists the potential for reduced corticosteroid-related adverse events such as cataract formation and increased IOP. We are developing AR-1105, a dexamethasone IVT implant, to address these unmet needs.

Competition
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our experience and scientific knowledge provide us with competitive advantages, we face competition from established branded and generic pharmaceutical companies, for example, Bausch Health Companies Inc., Novartis International AG, Allergan, Inc., Santen Inc. and smaller biotechnology and pharmaceutical companies as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products or technologies to treat glaucoma or other diseases of the eye. Products that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of Rhopressa® and Rocklatan®, are likely to be efficacy and their respective MOA(s), safety, convenience, price, tolerability and the availability of reimbursement from government and other third-party payers.
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

New eye drops for the treatment of glaucoma continue to be developed by our competitors. The following table outlines publicly disclosed development programs for the treatment of glaucoma of which we are aware:

New MOA(s)
Brand	MOA / Dosing	Status
Rhopressa® (Aerie AR-13324)	ROCK inhibitor (qd)	U.S.: Marketed; launched in April 2018 Europe: Centralised marketing authorisation granted in November 2019 Japan: Phase 2
Rocklatan® (Aerie PG324)	ROCK inhibitor + PGA (qd)	U.S.: Marketed; launched in May 2019 Europe: MAA accepted by the EMA in December 2019

New PGAs[1]
Brand	MOA / Dosing	Status
VyzultaTM (Bausch)	NO donating latanoprost (qd)	U.S.: Marketed
XelprosTM (Sun)	Latanoprost, without BAK (qd)	U.S.: Marketed
DE-117 (Santen)	EP2 agonist (qd)	U.S.: Phase 3 Japan: launched in November 2018
DE-126 (Santen)	FP/EP3 agonist (qd)	U.S. and Japan: Phase 2b
NCX-470 (Nicox)	NO donating bimatoprost (qd)	U.S.: Phase 2

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
Our industry is highly competitive and is currently dominated by generic drugs, such as latanoprost and timolol, in the case of glaucoma treatment, and additional products are expected to become available on a generic basis over the coming years. Our ability to compete may be affected because in many cases insurers or other third-party payers encourage the use of generic products. Further, surgical advances, including devices and implants designed to reduce IOP, may have a longer-term effect on the glaucoma eye drop market.
Sales and Marketing
We are commercializing Rhopressa® and Rocklatan® in the United States with our own focused, specialized sales force. For the launch of Rhopressa®, we hired a commercial team that includes approximately 100 sales representatives targeting eye-care professionals throughout the United States. This sales force is also responsible for sales of Rocklatan®.

We have obtained formulary coverage for Rhopressa® and have made significant progress in contracting for formulary coverage for Rocklatan®, with U.S. payers for both commercial and Medicare Part D prescription drug plans.
Outside of the United States we may, if commercially viable, commercialize Rhokiinsa® and, if we obtain regulatory approval, Roclanda® in Europe. We are exploring collaboration with a potential partner in Japan.
Major Customers
For the year ended December 31, 2019, a significant percentage of our sales of Rhopressa® were to three large wholesale drug distributors. Sales to McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation accounted for 36.5%, 33.3% and 28.0% of total revenues, respectively, for the year then ended.
Manufacturing
We currently rely on our third-party manufacturers to produce the API and final drug product for Rhopressa® and Rocklatan® and we may rely on third-party manufacturers for our current and future product candidates. Our current contract manufacturers produce commercial supplies of Rhopressa® and Rocklatan®.
The commercial production of the final drug product is ultimately expected to be supported by a combination of internal and outsourced manufacturing. In addition to our current contract manufacturers, we have also obtained FDA approval for an additional Rhopressa® drug product contract manufacturer in the first quarter of 2019, which began to supply commercial product in the second quarter of 2019. Further, we have obtained FDA approval for an additional API contract manufacturer, which began to supply commercial API in the second quarter of 2019. We have also received approval of an additional Rocklatan® drug product contract manufacturer in January 2020. Latanoprost, used in the manufacture of Rocklatan®, is available in commercial quantities from multiple reputable third-party manufacturers.
We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities. However, should a supplier or manufacturer on which we have relied to produce Rhopressa®, Rocklatan®, Rhokiinsa®, Roclanda® or any current or future product candidate provides us with a faulty product or such product is later recalled, we would likely experience reputational harm, delays and additional costs, each of which could be significant.
In the second quarter of 2019, we completed the build-out of our own manufacturing plant in Athlone, Ireland, for additional commercial production of Rocklatan® and Rhopressa®. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. This approval follows a successful pre-approval inspection of the plant and FDA review of the PAS, which added the Athlone manufacturing plant as a drug product manufacturer for Rocklatan®. The manufacturing plant is expected to produce commercial supplies of Rocklatan® in the first quarter of 2020. We expect FDA approval to produce Rhopressa® at our Athlone plant by the end of 2020. We also anticipate the Athlone manufacturing plant to have the capacity to produce Rhokiinsa® and, if approved, Roclanda®.
As demand for Athlone sourced products grows, we may need to continue to use product sourced from our contract manufacturers when the manufacturing plant in Athlone, Ireland, is fully operational. We need to continue to hire and train qualified employees to staff this facility. The management and operation of a pharmaceutical manufacturing facility requires the implementation and development of procedures that are compliant with the quality and other regulations dictated by regulatory authorities in the jurisdictions for which product is produced. Failure to maintain such compliance could cause us to experience delays in production, reputational harm and could negatively affect our commercial operations.
We expect third-party manufacturers to be capable of providing sufficient quantities of Rhopressa® and Rocklatan® to meet our anticipated clinical and commercial demands. If our existing third-party suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we could experience a delay in our ability to obtain alternative suppliers.
Intellectual Property
We have obtained patent protection for Rhopressa® and Rocklatan® (patent protection for Rocklatan® includes patent protection we have secured for Rhopressa®), in the United States and foreign jurisdictions, including in, but not limited to, Europe and Asia, and will seek and are seeking patent protection in additional foreign jurisdictions from time to time as we deem appropriate. We intend to maintain and defend our patent rights to protect our technology, inventions, processes and improvements that are commercially important to the development of our business. Our existing patents or patents we obtain in the future may not be commercially useful in protecting our technology. In addition, our patents may not issue on any of our pending patent applications or patent applications we file in the future. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, see “Risk Factors—Risks Related to Intellectual Property.”
Our intellectual property consists of issued patents, and pending patent applications for compositions of matter, pharmaceutical formulations, methods of use, medical devices and synthetic methods. We have patent protection for Rhopressa® and Rocklatan® in the United States through at least 2034. Additionally, we hold patents for composition of matter and method of use in certain foreign jurisdictions for Rhopressa® and Rocklatan® through 2030 and have filed for patent protection in the United States and internationally through 2037.
With respect to our product candidates, through the acquisition of Avizorex, we are the exclusive licensee through 2031 of issued U.S. patents and applications pending internationally, which provide protection for AVX-012. We have also filed for patent protection for AR-1105 internationally through 2036. On October 30, 2019, the United States Patent and Trademark issued a Notice of Allowance of a pending U.S. patent application, which upon issuance will provide protection for AR-1105 to 2036. Furthermore, we have patent protection for AR-13503 in the United States and internationally, which extends to 2030, and have filed for patent protection in the United States and internationally through dates ranging from 2030 to 2037.
We also hold patents and have pending patent applications for other ROCK inhibitor molecules.
The following table summarizes the status of our patent portfolio as of December 31, 2019 setting forth the number of existing issued patents and pending patent applications, as well as their respective estimated expiration date ranges:

Country	Number of Issued Patents	Number of Pending Patents	Estimated Expiration Date Range
United States	31	22	2026 - 2039
Australia	7	10	2026 - 2038
Brazil	0	4	2036 - 2038
Canada	4	10	2026 - 2038
China	0	10	2034 - 2038
Europe	55(1)	11	2026 - 2039(1)
Hong Kong	1	11	2030 - 2039
India	0	4	2035 - 2038
Japan	5	12	2026 - 2037
Mexico	0	4	2026 - 2038
Patent Cooperation Treaty	0	2	2020 - 2021
Singapore	0	3	2036 - 2038
South Korea	0	5	2035 - 2038
(1) Includes patent protection in Belgium (3 issued patents), France (9 issued patents), Germany (9 issued patents), Great Britain (9 issued patents), Ireland (1 issued patent), Italy (9 issued patents), Netherlands (3 issued patents), Spain (9 issued patents) and Switzerland (3 issued patents).
(2) All of the European patents have the same expiration date range in the individual countries of 2026 - 2039, with the exception of Ireland, which has one issued patent expiring in 2030.
Aerie®, Rhopressa® and Rocklatan® are registered U.S. trademarks of ours. In Europe, Rhokiinsa® and Roclanda® are registered trademarks of ours. We also have other pending trademark applications and registered trademarks in the United States and foreign jurisdictions.

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
The process required by the FDA before drugs may be marketed in the United States generally involves the following:

•	completion of non-clinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices or other applicable regulations;

•	submission of an IND, which allows clinical trials to begin unless the FDA objects within 30 days;

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
For purposes of NDA approval, human clinical trials are typically conducted in sequential phases that may overlap:

•
Phase 1—the drug is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. These trials may also provide early evidence of effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

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
The NDA Approval Process
In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (currently exceeding $2.9 million for fiscal year 2020) unless a waiver or exemption applies. The application must include all relevant data available from pertinent non-clinical, preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.
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
Concurrent with clinical trials, companies usually complete additional animal safety studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drugs. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life.
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
The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 trials may be made a condition to be satisfied for continuing drug approval. The results of Phase 4 trials may confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA has express statutory authority to require sponsors to conduct post-marketing trials to specifically address safety issues identified by the agency after approval. The FDA has recently taken the position that under this authority it can require studies with efficacy endpoints in certain circumstances, if, for example, such a study is appropriate to further assess whether a potential lack of expected pharmacological effect, including reduced effectiveness, may result in a serious adverse drug experience. See “—Post-Marketing Requirements” below.
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
Advertising
Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (“PDMA”), a part of the FDCA. In addition, Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act or the DSCSA, has imposed new “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. These requirements are being phased in over a ten-year period. Unless the products were packaged prior to November 27, 2018, the DSCSA requires product identifiers (i.e., serialization) on prescription drug products in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States. The DSCSA replaced the prior drug “pedigree” requirements under the PDMA and preempts existing state drug pedigree laws and regulations. The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistic providers. These licensing requirements preempt states from imposing licensing requirements that are inconsistent with, less stringent than, directly related to, or otherwise encompassed by standards established by FDA pursuant to the DSCSA. Until FDA promulgates regulations to address the DSCSA’s new national licensing standard, current state licensing requirements typically remain in effect.
Manufacturing
In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. We currently rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such product or may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, the applicant under an approved NDA is subject to an annual program fee, currently exceeding $325,000 per prescription drug product for fiscal year 2020.
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
In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union (“EU”) provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our potential products. Historically, products launched in the EU do not follow price structures of the United States and generally tend to be significantly lower.
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
There are also an increasing number of state laws with requirements for manufacturers and/or marketers of pharmaceutical products. Some states require the reporting of expenses relating to the marketing and promotion of drug products and the reporting of gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the reporting of certain pricing information, including information pertaining to and justification of price increases. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed in “—Patient Protection and Affordable Care Act” below, a similar federal requirement requires manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.
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

Government Programs for Marketed Drugs
Medicaid, the 340B Drug Pricing Program, and Medicare
Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For innovator products, that is, drugs that are marketed under approved NDAs, the basic rebate amount is the greater of 23.1% of the average manufacturer price (“AMP”) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental entities. Innovator products are also subject to an additional rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. For non-innovator products, generally generic drugs marketed under approved abbreviated new drug applications, the basic rebate amount is 13% of the AMP for the quarter. Non-innovator products are also subject to an additional rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non-innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013).
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
A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain safety net healthcare providers no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers are required to report pricing information to the Health Resources and Services Administration (“HRSA”) on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity.
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
Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D beneficiaries have a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare does not cover their prescription drug costs, known as the coverage gap. However, by 2020, Medicare Part D beneficiaries will pay 25% of drug costs after they reach the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap. The cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of a drug approved under an NDA is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare beneficiaries in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D.
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
Branded Pharmaceutical Fee
A branded pharmaceutical fee is imposed on manufacturers and importers of branded prescription drugs, generally drugs approved under NDAs. In each year between 2011 and 2018, the aggregate fee for all such manufacturers will range from $2.5 billion to $4.1 billion, and then will remain at $2.8 billion in 2019 and subsequent years. This annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to or utilization by certain U.S. government programs during the preceding calendar year. The fee is not deductible for U.S. federal income tax purposes. Utilization of generic drugs, generally drugs approved under ANDAs, is not included in a manufacturer’s sales used to calculate its portion of the fee.
Patient Protection and Affordable Care Act
In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

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

•
As of 2010, a Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

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
European Union
European Union Drug Development
In the EU, our products and product candidates will also be subject to extensive regulatory requirements. Regulatory laws for pharmaceuticals are largely harmonized throughout the EU, so that applicable EU law is most significant and national laws have less importance. As in the United States, medicinal products can only be marketed if a centralised marketing authorisation from the competent regulatory agencies has been obtained, and the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. Phases 1 to 3 of clinical trials in humans are comparable to those regulated in the United States, and GCP requirements in the EU for these studies follow internationally accepted standards.
Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trial regulatory framework for pharmaceuticals by setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (“NCA”) and one or more Ethics Committees (“ECs”). All suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and ECs of the Member State where they occurred. All clinical trials will have to conform to current GCP guidelines issued by the EU and the International Council on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, in particular when the results of such trials are being used in marketing authorisation procedures, and audits by EU inspectors on regulatory conformance of such clinical trials are likely.
In 2014, the new EU Clinical Trial Regulation 546/2014 was enacted (the “Regulation”). When it becomes applicable (expected in 2021), it will govern all newly-commenced clinical trials. The new Regulation aims to make more uniform and streamline the clinical trials authorisation process, ensure consistent rules for conducting clinical trials throughout the EU, increase the efficiency of clinical trials, and increase the transparency of authorization, conduct and results of clinical trials. All clinical trials initiated before the Regulation becomes effective remain subject to the Clinical Trials Directive of 2001.
Generally, in the European Economic Area (“EEA”), for every product candidate, a pediatric investigation plan (“PIP”) will have to be submitted and approval be obtained, in addition to clinical trials conducted in adults. The clinical studies that sponsoring companies must carry out on children are to be set out in detail in the PIP. In most cases, the PIP will become a commitment when applying for a marketing authorisation for a product candidate. A PIP may entail significant cost.
European Union Drug Review Approval
In the EEA, which is currently comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorisation (“MA”) which is comparable to an NDA in the United States. There are two types of marketing authorisations in the EEA: the Centralised MA, which is issued by the European Commission through the Centralized Procedure based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), a body of the EMA, and which is valid throughout the entire territory of the EEA; and the National MA, which is issued by the competent authorities of each Member State of the EEA and only authorizes marketing in that Member State’s national territory and not in the EEA as a whole.
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
On November 19, 2019, we received a marketing authorisation for Rhokiinsa® valid throughout the European Commission based on a positive opinion of EMA’s CHMP issued in September 2019. In December 2019, we filed an application with the EMA for a centralised MA for Roclanda®. The EMA is responsible for the validation and scientific evaluation of the application but the European Commission will decide upon our application. The EMA's CHMP will carry out a scientific assessment of the application and will give a recommendation on whether the medicine should be authorized or not. A favorable opinion is accompanied by a draft summary of the product's characteristics, the package leaflet and the proposed text for the packaging.
The time limit for the evaluation procedure is 210 days, subject to extensions if additional questions need to be addressed. Within 15 days of the adoption, the EMA will forward its opinion to the European Commission to start the decision-making phase. Within 15 days a draft implementing decision is sent by the Commission to the Standing Committee on Medicinal Products for Human Use, allowing for its scrutiny by EU countries. These have 15 days to return their linguistic comments, and 22 days for substantial ones. Once a favorable opinion is reached, the draft decision is adopted via an empowerment procedure. The adoption of the decision should take place within 67 days of the opinion of the EMA. The Commission's Secretariat-General then notifies the marketing authorisation holder of the decision. The decision is subsequently published in the Community Register. In practice, the procedure is expected to take at least one year.
Marketing authorisations are initially valid for five years. Applications for renewal must be made to the EMA at least six months before this five-year period expires.
Files Required for Obtaining an EU Marketing Authorisation
Similar to the United States, applications for MAs in the EU must be supported by an extensive dossier that shows the product candidate has the required quality, efficacy and safety suitable for the intended use, and additional administrative documents. The content and format of the dossier must follow the so-called Common Technical Document (“CTD”) format. Amongst other things, the applicant must submit all relevant data from pharmaceutical, pre-clinical and clinical trials, and all relevant information as regards the composition, quality and manufacturing process of the product. These requirements are laid down in applicable EU legislation and very detailed EMA guidelines.
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
Post-approval Obligations of an MA Holder in the EU
Even after approval of a product candidate by the EC, an MA holder will face various ongoing actions and obligations and must ensure that it has a suitable organization in place that is able to meet these obligations.
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
Member States and the Commission must inform other member states, the EMA and the Commission if concerns result from the evaluation of data from pharmacovigilance activities. This may result in the suspension or revocation of the marketing authorisation.
Member states have systems in place which aim at preventing dangerous medicinal products from reaching the patient and cover the receipt and handling of notifications of suspected falsified medicines or quality defects. Rapid alerts must be sent to all member states and a recall may be initiated if such medicines have already reached patients.
An MA holder must:

•	Continuously operate a pharmacovigilance system, part of which requires a permanently and continuously available appropriately qualified person responsible for pharmacovigilance.

•
Establish a risk management system, take account of scientific and technical progress and adapt accordingly, and continuously provide the competent authorities with information which might involve amendment of its marketing authorisation.

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
Data Exclusivity and Similar Protection in the EU
An innovator company enjoys a period of “data exclusivity” during which its preclinical and clinical trials data may not be referenced in the regulatory filings of another company (typically a generic company) for the same drug substance.
The period of data exclusivity in Europe has been harmonized as eight years from the date of first authorization in Europe. There is an additional period of two years of “market exclusivity”. This is the period of time during which a generic company may not market an equivalent generic version of the originator's pharmaceutical product (although their application for authorization may be processed during this period, such that they are in a position to market their product on the expiry of this additional two-year period).
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
Manufacture of pharmaceuticals in the EU
We are currently completing our manufacturing plant in Athlone, Ireland, where our products are planned to be filled in sterile conditions. As a manufacturer of pharmaceutical products in the EU, we will be subject to extensive EU and national legislation that intends to ensure that only safe products will come into circulation. As a manufacturer, we will have to comply with GMP.
Current GMP describes the minimum standard that medicines manufacturers must meet in their production processes. The EMA coordinates inspections to verify compliance with these standards and plays a key role in harmonizing GMP activities at EU level. GMP requires that medicines:

•	are of consistent high quality;

•	are appropriate for their intended use;

•	meet the requirements of the marketing authorisation or clinical trial authorization.
GMP in the EU is based on several EU regulations and directives, as well as on extensive EMA guidance. These GMP guidelines provide interpretation of GMP principles and guidelines, supplemented by a series of annexes that modify or augment the detailed guidelines for certain types of product, or provide more specific guidance on a particular topic.
Manufacturers and importers located in the EU must hold an authorization issued by the national competent authority of the Member State where they carry out these activities. They must show that they comply with EU GMP to obtain a manufacturing authorisation.
In the EU, national competent authorities are responsible for inspecting manufacturing sites located within their own territories. Competent authorities plan routine inspections following a risk-based approach, or if there is suspicion of non-compliance. After inspecting a manufacturing site, EU competent authorities issue a GMP certificate or a non-compliance statement, which is entered in a publicly available database (EudraGMDP).

Reimbursement in the EU
The EU does not have a centralized healthcare system. Healthcare is provided through very different systems at the national level. Most EU citizens have government-sponsored healthcare coverage. Constant budgeting pressures and the jurisdictional divide may lead to delayed or restricted patient access. Generally, the reimbursement prices must be negotiated with national healthcare carriers on a state-by-state process. Therefore, the receipt of a marketing authorisation will not be equivalent to full market access in all EU member states. Reimbursement prices may depend on the level of innovation and improvement of patient care that the product brings about, as evaluated, e.g., by semi-public bodies like National Institute for Health and Care Excellence (“NICE”) in the United Kingdom or Institute for Quality and Efficiency in Health Care (“IQWiG”) in Germany. It may take one to two years from the issuance of a marketing authorisation before market access in all EU member states with full reimbursement is achieved, if at all.
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
EU Privacy Laws
The GDPR came into effect in the European Union on May 25, 2018 and has changed the way that personal data can be held and processed. Non-compliance can lead to substantial fines, amounting to up to 4% of annual global revenue or €20 million, whichever is greater.
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
Brexit
The United Kingdom (“UK”) left the EU on January 31, 2020 (“Brexit”), with a transition period up to December 31, 2020 in which the status quo will be largely unchanged. As one of the Brexit consequences, the EMA has relocated from London to Amsterdam. This has led to a significant reduction of the EMA workforce, which has resulted in significant delays in its administrative procedures. Pursuant to Article 45 of the Withdrawal Agreement between the EU and the UK, the UK and EU member states will share with each other MA dossiers pending at the end of the transition period, i.e. up to December 31, 2020 to enable review by the other in accordance with respective regulation. This procedure may apply to Roclanda® if our MAA is still pending on December 31, 2020.
The UK Medicines and Healthcare products Regulatory Authority (“MHRA”) has issued guidance to the effect that products having an EU centralised marketing authorisation as of the UK withdrawal date, i.e. on January 31, 2020, will be grandfathered in the UK. To this effect and subject to the completion of an administrative process, such EU marketing authorisation will be converted by the MHRA into a national UK product license. Therefore, we expect Rhokiinsa® will continue to be authorised in the UK.

Subject to pending negotiations between the UK and EU of their exit agreement, there could be an impact to our business in the UK, which cannot be determined at this time.
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
Other Countries
In addition to regulations in the United States, the EU, Japan, and potentially the UK, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our potential products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. In addition, the requirements governing the conduct of clinical trials, commercial sales, product licensing, pricing and reimbursement vary greatly from country to country.
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
Employees
We had approximately 380 full-time employees as of December 31, 2019. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
Corporate Citizenship
We are dedicated to the principles of environmental stewardship, social responsibility, and good corporate governance. We consider these to be among our most important values and so integrate them in our ongoing and strategic activities.
As it relates to the environment and sustainability, we employ green processes, materials, practices, equipment and technologies where possible throughout our operations to foster conservation and reduce waste. We minimize energy consumption using various power-saving technologies designed to consume electrical power only when needed. The majority of our office space in the U.S. is Leadership in Energy and Environmental Design(“LEED”) certified, our new manufacturing plant in Athlone, Ireland is LEED silver certified, and both our manufacturing plant in Athlone, Ireland and our implant manufacturing facility in Durham, North Carolina, were built from end-to-end with sustainability and good manufacturing practices in mind. We have also instituted environmentally conscious programs into the work environment for our employees by implementing recycling and composting programs, offering water dispensers to reduce plastic bottle waste, and providing electric automobile charging stations in our employee parking areas, as examples.
From a social responsibility perspective, even though we have not yet attained profitability as a company, we have donated tens of thousands of dollars to causes that we believe are important to society. These donations were directed to support glaucoma research, providing free eye care to indigent patients in the United States and beyond, a national educational symposium for glaucoma patients, supporting women in ophthalmology, and other donations to causes of interest to areas beyond our immediate scope, such as for needy children in Harlem, New York.
We also strive to be socially conscious in our practices. We support diversity in our hiring practices and follow a management philosophy that integrates social responsibility and the highest governance standards. Our Audit Committee of the Board of Directors has consistently received very high ratings for independence and competency, and our most recent stockholder vote on executive compensation practices received nearly 95% support. As we continue to build our company, we will continue to keep the environment, our social responsibility and governance considerations at top of mind.

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
Risks Related to Development, Regulatory Approval and Commercialization
We depend substantially on the success of our products, Rhopressa® and Rocklatan®. If we are unable to successfully commercialize Rhopressa® or Rocklatan®, or experience significant delays in doing so, our business will be materially harmed.
Our business and the ability to generate revenue related to product sales depend on the successful commercialization of our products Rhopressa®, which began in April 2018, and Rocklatan®, which began in May 2019, and the successful development, regulatory approval and commercialization of any current or future product candidates for the treatment of patients with open-angle glaucoma, dry eye, retinal diseases and potentially other diseases of the eye. Rhopressa® and Rocklatan® have been approved by the FDA in the United States, and the EC has granted a centralised marketing authorisation for Rhopressa® for the EU (where it will be marketed as Rhokiinsa®), but they have not received regulatory approval in any other jurisdiction and no sales can be made in any such jurisdiction unless such approval occurs. We have invested a significant portion of our efforts and financial resources in the development of Rhopressa® and Rocklatan®, and our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize these products. The success of Rhopressa®, Rocklatan® and any current or future product candidates depends on several factors, including:

•	successfully completing clinical trials;

•	receiving and maintaining regulatory approvals from applicable regulatory authorities;

•	developing and maintaining effective sales, marketing and distribution capabilities;

•	establishing adequate internal manufacturing capacity or arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	establishing commercial markets;

•	obtaining coverage and reimbursement from third-party payers; and

•	successfully competing with other products.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Rhopressa®, Rocklatan® or any current or future product candidates, which could materially harm our business, and we may not be able to earn sufficient revenues and cash flows to continue our operations.
The commercial success of Rhopressa® and Rocklatan® and any current or future product candidates, if approved, will depend on the degree of market acceptance among eye-care professionals, patients, patient advocacy groups, healthcare payers and the medical community.
Commercial activities began in the United States in April 2018 for Rhopressa® and in May 2019 for Rocklatan®. Our sales force is working to gain market acceptance among eye-care professionals, patients, patient advocacy groups, healthcare payers, including pharmacy benefit managers, and the medical community. The commercial success of these products in the United States will depend on the degree of such market acceptance. Similarly, if Rhopressa® is approved in jurisdictions outside the United States and the EU, if Rocklatan® is approved in any jurisdictions outside the United States and any current or future product candidates are approved in any jurisdiction in which they may receive approval, those products may not gain market acceptance among eye-care professionals, patients, patient advocacy groups, healthcare payers, including pharmacy benefit managers, and the medical community in such jurisdictions. There are a number of available therapies marketed for the treatment of open-angle glaucoma, dry eye, retinal diseases and potentially other diseases of the eye. Some of these drugs are branded and subject to patent protection, but most others, including latanoprost and many beta blockers, in the case of glaucoma treatment, are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by eye-care professionals, patients and third-party payers. Insurers and other third-party payers may also encourage the use of generic products, either in preference to or prior to the use of brand therapies. The degree of market acceptance of Rhopressa® and Rocklatan® and any current or future product candidates, if approved, will depend on a number of factors, including:

•	the market price, affordability and patient out-of-pocket costs, relative to other available products, which are predominantly generics;

•
the possibility that third-party payers will not give favorable positions on their formularies or will place restrictions on their use, including through use of step therapy or prior authorization programs;

•	the timing of market introduction;

•	their effectiveness as compared with currently available products, including eye drops and other technologies such as sustained-release inserts and devices;

•	eye-care professional willingness to prescribe and patient willingness to adopt them in place of current therapies;

•	varying patient characteristics including demographic factors such as age, health, race and economic status;

•	changes in the standard of care for the targeted indications;

•	the prevalence and severity of any adverse side effects;

•	limitations or warnings contained in labeling;

•	limitations in the approved clinical indications and MOA(s);

•	our success in demonstrating their benefits including relative convenience and ease of initiation, prescription and administration;

•	the strength of our selling, marketing and distribution capabilities;

•	the quality of our relationships with eye-care professionals, patient advocacy groups, third-party payers and the medical community;

•	the continuous availability of quality manufactured products;

•	sufficient third-party coverage or reimbursement; and

•	the degree to which the products are subject to material product liability claims.
As we have done with Rhopressa® and Rocklatan®, it is possible that we may find it necessary or desirable to provide rebates on current or future product candidates, if approved, to customers or third-party payers or to implement patient assistance programs, including co-pay assistance programs, which could affect our profitability. In addition, we do not know how eye-care professionals, patients and third-party payers will continue to respond to the pricing of Rhopressa® and Rocklatan® in the United States or how they will respond to their pricing in jurisdictions outside the United States, or the pricing of any current or future product candidates in any jurisdiction, if approved.
The market opportunities for our currently marketed or potential products, if approved, are difficult to precisely estimate. Our estimates of these market opportunities in the United States, the potential market opportunity for Rhokiinsa® in the EC and the potential market opportunity in jurisdictions outside the United States for any current or future product candidates, if approved, include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. For example, the Mercury 3 results for Roclanda® are expected to be an important determinant as we evaluate the commercialization and profitability potential of Rhokiinsa® and Roclanda® in Europe. While we believe that our internal assumptions are reasonable, independent sources have not verified all of our assumptions. If any of these assumptions prove to be inaccurate and the actual market for any of our products post-regulatory approval is smaller than we expect or if we fail to maintain market acceptance or fail to achieve market acceptance, our potential product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.
If we fail to obtain and sustain an adequate level of coverage and reimbursement for Rhopressa® or Rocklatan® or any current or future product candidates, if approved, by third-party payers, potential future sales would be materially adversely affected.
The course of treatment for patients with open-angle glaucoma, dry eye, retinal diseases and other diseases of the eye includes primarily older drugs, and the leading products for the treatment of open-angle glaucoma, dry eye, retinal diseases and other diseases of the eye currently in the market, including latanoprost and timolol, in the case of glaucoma treatment, are available as generic drugs. Therefore, there will be no commercially viable market for Rhopressa® or Rocklatan® or any current or future product candidates, if approved, without adequate coverage and reimbursement from third-party payers, and any reimbursement policy may be affected by future healthcare reform measures. We have obtained formulary coverage for the majority of lives covered under commercial plans and Medicare Part D plans for Rhopressa® in the United States and are gaining incremental coverage for Rocklatan®. We cannot be certain that those levels of coverage will continue to increase, or that we will be able to maintain those levels of coverage. Further, we cannot be certain that adequate coverage and reimbursement will be available for either of our products in jurisdictions outside the United States or for any current or future product candidates, if approved. Additionally, even if there is a commercially viable market, if the level of coverage or reimbursement is below our expectations, our anticipated revenue and gross margins will be adversely affected.
Third-party payers, such as government or private healthcare insurers and pharmacy benefit managers, carefully review and increasingly question and challenge the coverage of and the prices charged for drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. Reimbursement rates may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. A current trend in the United States healthcare industry is toward cost containment. Large public and private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payers, including Medicare, may question the coverage of, and challenge the prices charged for, medical products and services, and many third-party payers limit coverage of or reimbursement for newly approved healthcare products. In particular, third-party payers may limit the covered indications. Cost-control initiatives in the U.S. healthcare industry could decrease the price we have established for Rhopressa®, Rocklatan® or any current or future product candidates, if approved, which could result in product revenues being lower than anticipated. Our products are currently priced higher than existing generic drugs and consistently with current branded drugs. If we are unable to show a significant benefit relative to existing generic drugs, Medicare, Medicaid and private payers may not be willing to reimburse for Rhopressa® or Rocklatan® or any current or future product candidates, if approved, which would significantly reduce the likelihood of them gaining market acceptance. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted.
We believe that U.S. third-party payers consider the efficacy, cost effectiveness, safety and tolerability of Rhopressa® and Rocklatan® and will consider such factors of any current or future product candidates, if approved, and whether use of any such products should be a covered benefit under its health plan in determining whether to approve coverage and reimbursement for such products and at what level. Obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not maintain approval for reimbursement of Rhopressa® or we do not receive approval for reimbursement of Rocklatan® or any current or future product candidates, if approved, from third-party payers on a timely or satisfactory basis or if pricing is set at unsatisfactory levels. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Medicare Part D, which provides a pharmacy benefit to Medicare patients as discussed below, does not require participating prescription drug plans to cover all drugs within a class of products. Our business could be materially adversely affected if Part D prescription drug plans were to limit access to or deny or limit reimbursement of any of our approved products.
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
The development and commercialization of new drug products is highly competitive. We face competition from established branded and generic pharmaceutical companies and smaller biotechnology and pharmaceutical companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat patients with open-angle glaucoma, dry eye, retinal diseases and other diseases of the eye. We currently compete directly against companies producing existing and future glaucoma treatment products. To the extent we develop proprietary compounds for use beyond glaucoma, we will face competition from companies, academic institutions, government agencies and private and public research institutions operating in such new therapeutic areas.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Early-stage companies are also developing treatments for open-angle glaucoma, dry eye, retinal diseases and other diseases of the eye and may prove to be significant competitors. In September 2018, Sun Pharmaceuticals Industries Ltd. received FDA approval for a PGA indicated for the reduction of IOP in patients with open-angle glaucoma or ocular hypertension. We expect that our competitors will continue to develop new treatments for open-angle glaucoma, dry eye, retinal diseases and other diseases of the eye, which may include eye drops, oral treatments, surgical procedures, implantable devices or laser treatments. Alternative treatments beyond eye drops continue to develop. For example, although surgical procedures are currently used in severe cases, less invasive procedures are currently under development and we expect that we will compete with other companies that develop implantable devices or other products or procedures for use in the treatment of open-angle glaucoma, dry eye, retinal diseases and other diseases of the eye.
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
In addition, our ability to compete may be affected because in many cases insurers or other third-party payers encourage the use of generic products. Ophthalmology is currently dominated by generic drugs, such as latanoprost and timolol, in the case of glaucoma treatment, and additional products are expected to become available on a generic basis over the coming years. Our current products are priced at a premium over competitive generic products and consistent with other branded glaucoma drugs. Our ability to compete effectively will depend upon, among other things, our ability to:

•	successfully complete clinical trials and obtain all requisite regulatory approvals in a timely and cost-effective manner;

•	obtain and maintain patent protection and non-patent exclusivity in all current and potential commercial jurisdictions for our products;

•	attract and retain key personnel;

•	develop effective manufacturing capabilities in our manufacturing plant in Athlone, Ireland, and continue to build an effective selling and marketing infrastructure;

•	demonstrate the advantages of our products compared to alternative therapies, including, in the case of Rhopressa® and Rocklatan®, other currently marketed PGA and non-PGA products;

•	identify and develop additional product candidates to expand our current product portfolio;

•	compete against other products with fewer contraindications; and

•	obtain and sustain adequate coverage and reimbursement from third-party payers.
If our competitors market products that are more effective, safer, have fewer side effects or are less expensive than our products or that reach the market sooner than any of our current or future product candidates, if approved, we may not achieve commercial success.
If we are unable to establish a direct sales force in jurisdictions outside the United States, our business may be harmed.
We have no experience selling, marketing or distributing any drug product in any jurisdictions outside the United States, and we currently are evaluating a commercially-oriented presence in jurisdictions outside the United States. Other companies have experienced unsuccessful product launches and failed to meet expectations of market potential, including companies with significantly more experience and resources than us, and there can be no guarantee that we will successfully launch any product in any jurisdictions outside the United States. To achieve commercial success for our products in jurisdictions outside the United States, we must either develop a sales and marketing organization in such jurisdictions or outsource these functions to third parties. We are currently evaluating the commercialization and profit potential of Rhokiinsa® and Roclanda® in Europe and expect to partner for Japan. If we do pursue a direct sales and marketing strategy in a jurisdiction, we would incur significant additional expenses and commit significant additional time and management resources if we were to establish and train a sales force to market and sell our products in jurisdictions outside the United States. We may not be able to successfully establish these capabilities on our expected timing or at all despite these additional expenditures.

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
Outside the United States, we have only obtained regulatory approval for Rhopressa® in Europe and have not obtained regulatory approval outside the United States for Rocklatan®.
Rhopressa® has received regulatory approval in the United States and the EU and Rocklatan® has received regulatory approval in the United States. We do not yet have any products that have received regulatory approval in any jurisdictions outside the United States and the EU. We cannot guarantee that we will ever have any other marketable products. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval to market each product from the FDA and cannot commercialize product candidates in the EU without first obtaining regulatory approval to market each product; similarly, we cannot commercialize product candidates outside of the United States and the EU without obtaining regulatory approval from comparable foreign regulatory authorities.
With respect to approval of Rhopressa® outside the United States, in the fourth quarter of 2019, the EC granted a centralised marketing authorisation. Rhopressa® will be marketed under the name Rhokiinsa® in the EC. With respect to the clinical progress of Rhopressa® in Japan, we completed a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a successful Phase 2 clinical trial conducted in Japan. These studies were designed to meet the requirements of Japan’s PMDA for potential regulatory submission of Rhopressa® in Japan. Topline results of the Phase 2 trial indicated positive efficacy and tolerability in the patient set. We expect to move forward with plans for Phase 3 initiation in Japan for Rhopressa®.
We cannot predict how long it will take to obtain approval in Japan and whether our clinical trials ultimately will be successful. We will need to ensure that all clinical trials in Japan comply with all applicable regulations. Any failure to fully comply with Japanese regulations could result in the regulatory authorities requesting corrections or requiring new clinical trials be conducted, which could cause delay in obtaining the approval.
With regard to Rocklatan® in jurisdictions outside the United States, in December 2019, the EMA accepted our MAA for Rocklatan®, which will be marketed under the name Roclanda® in the EU, if approved. In addition, we initiated a third Phase 3 registration trial for Roclanda®, named Mercury 3. Mercury 3 is not required for regulatory approval, but, if successful, is expected to improve our commercialization prospects in the EU. The Mercury 3 results are expected to be an important determinant as we evaluate the commercialization and profitability potential of Rhokiinsa® and Roclanda® in Europe. Clinical trials for Rocklatan® have not yet begun in Japan.
We cannot predict whether ongoing trials and future trials will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date. FDA approval of any of our products does not constitute assurance that we will receive FDA approval for any current or future product candidates. Likewise, the EC grant of a centralised marketing authorisation for Rhokiinsa® and EMA acceptance of our MAA for Roclanda® do not constitute regulatory approval of Roclanda® in the EU, and there can be no assurance that we will receive regulatory approval for any of our products in jurisdictions outside the United States and the EU.
Regulatory authorities outside of the United States, such as in Europe and Japan and in emerging markets, have specific requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional non-clinical studies or clinical trials, which could be costly and time consuming. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all.
The process to develop, obtain regulatory approval for and commercialize product candidates is long, complex and costly both inside and outside of the United States, and approval is never guaranteed. Even if Rhopressa®, Rocklatan®, Rhokiinsa®, Roclanda® and any current or future product candidates were to successfully obtain approval from the regulatory authorities, any approval might significantly limit the approved indications for use, or require that precautions, contraindications, or warnings be included on the product labeling, or require expensive and time-consuming post-approval clinical studies or surveillance as conditions of approval. Following any approval for commercial sale of any products we may develop, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, will be subject to additional review and approval by the FDA and other regulatory authorities. Also, regulatory approval for Rhopressa®, Rocklatan®, Rhokiinsa®, Roclanda® or any current or future product candidates, if approved, may be withdrawn. If we are unable to obtain regulatory approval for Rhopressa® outside the United States and the EU, for Rocklatan® outside the United States or any current or future product candidates in one or more jurisdictions, or any approval contains significant limitations, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue the development of any other product candidate in the future.
Regulatory approval may be substantially delayed or may not be obtained for our products in jurisdictions outside the United States or for any current or future product candidates in any jurisdiction if regulatory authorities require additional time or studies to assess the safety and efficacy.
We may be unable to initiate or complete development of our products in jurisdictions outside the United States on schedule, if at all. If applicable regulatory authorities require additional time or studies to assess the safety or efficacy of any of our products or current or future product candidates, we may require funding beyond the amounts currently on our balance sheet. In addition, in the event of any unforeseen costs or other business decisions, we may not have or be able to obtain adequate funding to complete the necessary steps for approval of any of our products or current or future product candidates. Preclinical studies and clinical trials required to demonstrate the quality, safety and efficacy of drug products are time consuming and expensive and together take several years or more to complete. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:

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
The UK left the EU as of January 31, 2020, with a transitional period up to December 31, 2020. As one of the Brexit consequences, the EMA has relocated from London to Amsterdam. This has led to a significant reduction of the EMA workforce, which has resulted in significant delays in its administrative procedures. Pursuant to the Withdrawal Agreement between the EU and the UK, the UK and the EU member states will share with each other marketing authorization dossiers pending at the end of the transition period, i.e. up to December 31, 2020, to enable review by the other in accordance with respective regulation. This procedure may apply to Roclanda® if our MAA is still pending as of that date. The UK MHRA has issued guidance to the effect that pharmaceuticals having an EU centralised marketing authorisation as of the UK withdrawal date, i.e. on January 31, 2020, will be grandfathered in the UK and, subject to the completion of an administrative process, such EU centralised marketing authorisation will be converted by the MHRA into a national UK product license. Therefore, we expect that Rhokiinsa® will continue to be authorised in the UK. Whether or not such grandfathering will apply for Roclanda® is unclear and may depend on how fast we can receive an EU marketing authorisation, if at all.
If Brexit results in market access delays in Europe or the requirement for additional marketing approvals, our business may be materially harmed.
The failure by the U.S. Congress to timely approve a budget for the federal government and its agencies, including the FDA, could have a material adverse effect on our business.
On an annual basis, the U.S. Congress must approve budgets that govern spending by the federal agencies, including the FDA. If Congress cannot agree on a budget, or if the President vetoes a budget approved by Congress, then the federal government may be shut down and non-essential federal employees, including many FDA employees, may be furloughed. Such a shutdown would prevent the FDA from performing many of its duties, which are crucial to our business. For example, on December 22, 2018, due to a lapse in appropriations for the federal government, most of the federal government was shut down, including many functions of the FDA, and most federal employees were furloughed for several weeks. Any future government shutdown could affect, among other things, the FDA approval process of one or more of our current or future product candidates, or the ability of the FDA to inspect a manufacturing facility supporting our business, each of which could have a material adverse effect on our business.
Failure can occur at any stage of clinical development. If the clinical trials are unsuccessful, we could be required to abandon development.
A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, adverse events may occur or other risks may be discovered in Phase 3 registration trials that may cause us to suspend or terminate our clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the patient populations and the rates of dropout among clinical trial participants. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for Rhopressa® in jurisdictions outside the United States and the EU and Rocklatan® in jurisdictions outside the United States or for any current or future product candidates in any jurisdiction.
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
If the results of any of our clinical trials do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. Moreover, preclinical and clinical data are often susceptible to varying interpretations, analyses and entry criteria, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier stage testing have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. Our ongoing clinical trials for regulatory approvals in jurisdictions outside the United States may not produce the results that we expect and remain subject to the risks associated with clinical drug development as indicated above.
The breadth of the labeling of any product or product candidate, if approved, will depend upon providing evidence of such product’s MOA(s) that is satisfactory to the applicable regulatory authority. Failure to do so will limit the types of claims we will be able to make in our product marketing and labeling. For example, based on the results of our preclinical and clinical studies, we believed Rhopressa® reduced IOP through additional MOAs; however, Rhopressa® received FDA approval for only one MOA, ROCK inhibition or the mechanism by which Rhopressa® increases outflow of aqueous humor through the Trabecular Meshwork (“TM”) of the eye, as reflected in the Rhopressa® product labeling.
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
Rhopressa®, Rocklatan® or any current or future product candidates may have undesirable or adverse effects, which may result in the delay, denial or withdrawal of regulatory approval or may require our products to be taken off the market, require them to include safety warnings or otherwise limit their sales after regulatory approval is received.
Unforeseen adverse effects from Rhopressa®, Rocklatan® or any current or future product candidates could arise either during clinical development or, even after approval, after the approved product has been marketed. To date, the main tolerability finding of Rhopressa® has been mild conjunctival hyperemia, or eye redness. In our Phase 3 registration trials, some patients also experienced conjunctival hemorrhages, or petechiae, corneal verticillata, blurry vision, and decreased visual acuity as adverse events. Rocklatan® combines Rhopressa® with latanoprost. To date, the main tolerability finding of Rocklatan® has also been mild conjunctival hyperemia. In our Phase 3 registration trials, some patients also experienced conjunctival hemorrhage, eye pruritus, increased lacrimation, reduced visual acuity, blepharitis, punctate keratitis and corneal disorder as adverse events. The main adverse effects of latanoprost include conjunctival hyperemia, irreversible change in iris color, discoloration of the skin around the eyes and droopiness of eyelids caused by the loss of orbital fat.
While the FDA granted approval of Rhopressa® and Rocklatan® based on the data included in their respective NDAs, we do not know whether the results when a larger number of patients in broader populations are exposed to the products, including results related to safety and efficacy, will be consistent with the results from our earlier clinical studies that served as the basis of FDA approval. New data relating to Rhopressa® or Rocklatan®, including from any adverse event reports or any negative results during clinical development for additional indications, may emerge at any time.
Any undesirable or adverse effects that may be caused by any such products or product candidates could interrupt, delay or halt clinical trials and could result in the delay, denial or withdrawal of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from successfully commercializing Rhopressa® or Rocklatan® or any current or future product candidates, if approved, and generating or continuing to generate revenues from their sale. In addition, if we or others identify undesirable or adverse effects caused by Rhopressa®, Rocklatan® or any current or future product candidates after regulatory approval we could face one or more of the following consequences:

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
We currently have no international commercial operations. We intend to explore the licensing of commercialization rights or other forms of collaboration outside of the United States and we have developed internal manufacturing capabilities in Ireland, both of which will expose us to additional risks of conducting business in international markets.
Markets outside of the United States are a component of our growth strategy. If we fail to successfully commercialize, obtain licenses or enter into collaboration arrangements with selling parties, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. As part of this strategy, in March 2015 and April 2015, we formed Aerie Limited and Aerie Ireland Limited, respectively. Additionally, in January 2017, we commenced establishment of our own manufacturing plant in Athlone, Ireland, which is expected to begin production of commercial supplies of Rocklatan® in the first quarter of 2020. We expect FDA approval to produce Rhopressa® at our Athlone plant by the end of 2020. We also anticipate the plant to have the capacity to produce Rhokiinsa® and, if approved, Roclanda®. We will continue to evaluate the commercial prospects for Rhokiinsa® and Roclanda® in Europe based on the timing and substance of the Mercury 3 data for Roclanda® and other market conditions. We also opened an office in Dublin in 2015, in Tokyo in October 2018 and in London in 2019 to assist with our expected international expansion. International operations and business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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

•
the effects of applicable foreign tax structures and potentially adverse tax consequences (including the tax reform law that was enacted in the United States in December 2017) that create uncertainty with respect to the tax impact on our business operations and profitability;

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
Many states have adopted laws similar to the Federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our potential products, restrict or regulate post-marketing activities and affect our ability to profitably sell our potential products for which we obtain regulatory approval. Government elections in the jurisdictions in which we operate could affect the changes and proposed changes regarding the healthcare system. For example, the presidential and congressional elections in the United States in 2020 could affect the legislative and other proposals.
In the United States, the Medicare Modernization Act (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly by establishing Medicare Part D and introduced a reimbursement methodology based on average sales prices for physician-administered drugs under Medicare Part B. In addition, this legislation provided authority for limiting the number of drugs that are covered in any therapeutic class under the Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that we receive for any of our approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payers.
The Patient Protection and Affordable Care Act (“PPACA”) added provisions to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other things, PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole,” which is now 70% of the negotiated price. There have been efforts by the Trump Administration and Congress to seek to repeal all or portions of PPACA. For example, the Tax Cuts and Jobs Act (“Tax Act”) was enacted in 2017, which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. While the Trump administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.
In addition, the Trump Administration has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs. The Trump Administration has made a number of proposals that are in early stages. Numerous bills have been introduced in Congress by members of both parties seeking to reduce drug prices using a variety of approaches. These actions and the uncertainty about the future of the PPACA and healthcare laws are likely to continue the downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs. While we currently do not believe the implementation of any such initiatives would negatively impact our net sales or operating margins, these initiatives are in early stages.
Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether agencies such as the FDA or Centers for Medicare and Medicaid Services will issue new guidance or interpretations, whether existing guidance or interpretations will be changed, or what the impact of such changes on our sales and promotional activities for our approved products or the marketing approvals of our potential products may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.
If we face allegations of noncompliance with the law and encounter sanctions, our reputation, revenues and liquidity may suffer, and Rhopressa® or Rocklatan® or any current or future product candidates, if approved, could be subject to restrictions or withdrawal from the market.
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be materially adversely affected. Additionally, if we are unable to continue to generate revenues from our product sales, our potential for achieving profitability will be diminished and the need to raise capital to fund our operations will be increased.
Rhopressa® and Rocklatan® and any current or future product candidates, if approved, subject us to ongoing regulatory requirements and we may face future development, manufacturing and regulatory difficulties.
Rhopressa® and Rocklatan® are, and any current or future product candidates, if approved, will be, subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping, submission of safety and other post-market approval information, importation and exportation. In addition, approved products, manufacturers and manufacturing facilities are required to comply with extensive FDA and EMA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to current good manufacturing requirements (“cGMP”) requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work are required to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are also required to report certain adverse reactions and production problems, if any, to the FDA and the EMA and other similar agencies and to comply with certain requirements concerning advertising and promotion. Promotional communications with respect to prescription drugs also are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Accordingly, we may not promote any product for indications, uses or claims for which they are not approved, even though physicians may prescribe them for those uses. If we want to expand any such indications for which we may market a product, we will need to obtain additional regulatory approvals, which may not be granted.
If a regulatory agency discovers previously unknown problems with Rhopressa® or Rocklatan® or any current or future product candidates, if approved, such as adverse events of unanticipated severity or frequency, or problems with the facility where such product is manufactured, or disagrees with the promotion, marketing or labeling of such product, or finds that we have engaged in the promotion of off-label use, it may impose restrictions on that product or us, including requiring withdrawal of that product from the market. If either of our products fails to comply with applicable regulatory requirements, a regulatory agency may:

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
We may not be able to identify additional therapeutic opportunities for Rhopressa®, Rocklatan® or any current or future product candidates or to expand our portfolio of product candidates.
We continue to explore other therapeutic opportunities in ophthalmology through internal research programs and from time to time we may explore such opportunities through research collaboration arrangements or acquisitions and may seek to commercialize a portfolio of new ophthalmic drugs or technologies in addition to Rhopressa® and Rocklatan®. For example, in 2017, we entered into a collaboration arrangement with DSM, which was expanded in the third quarter of 2018, and acquired the rights to certain assets from Envisia, both of which are expected to support the development of our ongoing preclinical retinal programs. In addition to our preclinical retinal programs, we are conducting preclinical studies to evaluate potential additional indications for Rhopressa® and potentially Rocklatan®. In 2019, we acquired Avizorex, an ophthalmic pharmaceutical company developing therapeutics for the treatment of dry eye disease. Our clinical operations to date have been limited to developing product candidates for the treatment of glaucoma and ocular hypertension, and there can be no assurance that we will successfully develop, license or acquire any drugs or technologies in new therapeutic areas or at all.
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
Research programs, including through collaboration arrangements, to pursue the development of Rhopressa®, Rocklatan® and any current or future product candidates for additional indications and to identify new product candidates, technologies, therapeutic areas and disease targets require substantial technical, financial and human resources whether or not we ultimately are successful. Our research programs may initially show promise in identifying potential additional indications, technologies, therapeutic areas and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

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

We are also focused on furthering the development of our current and future product candidates focused on retinal diseases and dry eye disease. Through business development activities, in 2017 we acquired worldwide ophthalmic rights to a bio-erodible polymer technology from DSM and PRINT® implant manufacturing technology, which is a proprietary technology capable of creating precisely-engineered sustained-release products utilizing fully-scalable manufacturing processes, from Envisia. Using these technologies, we have created a sustained-release ophthalmology platform and are currently developing two sustained-release implants focused on retinal diseases, AR-1105, a dexamethasone IVT implant, and AR-13503, a ROCK/Protein kinase C inhibitor. In March 2019, we initiated a Phase 2 clinical trial of AR-1105 in patients with macular edema due to retinal vein occlusion. In August 2019, we initiated a Phase 2 clinical trial of AR-13503 SR in patients with neovascular age-related macular degeneration or diabetic macular edema. We acquired Avizorex in 2019 and are planning to initiate a Phase 2b study on AVX-012 in late 2020. The decision whether to pursue, and the timing of, any additional preclinical research programs is subject to a number of factors and we may suspend or discontinue research programs at any time.
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
Accordingly, there can be no assurance that we will ever be able to identify or develop additional therapeutic opportunities for Rhopressa®, Rocklatan® or any current or future product candidates or any uses for our existing proprietary compounds beyond glaucoma or to develop suitable potential product candidates or technologies through internal research programs, research collaboration arrangements or acquisitions, which could materially adversely affect our future growth and prospects.
Rhopressa® and Rocklatan® are designed to treat patients with open-angle glaucoma or ocular hypertension, and the success or failure of either of them could impact sales of the other or other potential ROCK inhibitor products in the future.
Rhopressa® and Rocklatan® are designed to be once-daily dosed ROCK inhibitor eye drops to be applied topically to reduce IOP for the treatment of glaucoma or ocular hypertension. While we believe there is space for both Rhopressa® and Rocklatan®, we cannot guarantee that cannibalization of sales will not occur in the future. While increased sales for one of Rhopressa® or Rocklatan® may negatively impact sales for the other, our commercialization strategy is unique for each. Because each of Rhopressa® and Rocklatan® are ROCK inhibitor eye drops designed to treat patients with glaucoma or ocular hypertension, any challenges or failures with respect to either of Rhopressa® and Rocklatan® could negatively impact sales or the public perception of the other or any other potential ROCK inhibitor products we may develop in the future.
Risks Related to Manufacturing
We anticipate continued reliance on third-party manufacturers for the development and commercialization of Rhopressa®, Rocklatan® and any current or future product candidates in accordance with manufacturing regulations, beyond our recent progress in internal manufacturing capabilities.
With respect to the commercial production of Rhopressa® and Rocklatan®, we currently have contractual relationships for finished product manufacturing with two vendors and are outsourcing the production of the API. To the extent we terminate our existing supplier arrangements in the future and seek to enter into arrangements with alternative suppliers, we might experience a delay in our ability to obtain our clinical or commercial supplies.
Reliance on third-party manufacturers entails risks, including:

•
manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over Rhopressa® or Rocklatan® or any current or future product candidates, if approved, or otherwise do not satisfactorily perform according to the terms of their agreements with us;

•
delays in obtaining regulatory approval for Rhopressa® and/or Rocklatan® outside the United States or any current or future product candidates, if our third-party manufacturers fail to satisfy or comply with regulatory requirements;

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
In addition, our manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of Rhopressa®, Rocklatan® or any current or future product candidates could be interrupted, resulting in delays and additional costs. We may also have to incur other charges and expenses for products that fail to meet specifications and undertake remediation efforts.
In January 2017, we commenced establishment of our own manufacturing plant in Athlone, Ireland. This is our first manufacturing plant, which is expected to begin production of commercial supplies of Rocklatan® in the first quarter of 2020. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. This approval follows a successful pre-approval inspection of the plant and FDA review of the PAS, which added the Athlone manufacturing plant as a drug product manufacturer for Rocklatan®. We expect FDA approval to produce commercial supplies of Rhopressa® at our Athlone plant by the end of 2020. We also anticipate the Athlone manufacturing plant to have the capacity to produce Rhokiinsa® and, if approved, Roclanda®. However, there can be no assurance that we will be able to successfully manufacture our final drug product on a commercial scale or in accordance with manufacturing regulations. See “—We have limited experience developing manufacturing facilities or manufacturing Rhopressa® or Rocklatan®, and we cannot assure you that we will be able to develop our manufacturing plant or manufacture Rhopressa® or Rocklatan® at full capacity and in compliance with regulations at a cost or in quantities necessary to make them commercially viable.” If our manufacturing operations fail to achieve regulatory approval or to effectively produce commercial supplies of Rhopressa® or Rocklatan® or any current or future product candidates, if approved, or until such time we are capable of developing internal manufacturing capabilities, we will be required to rely solely on third-party manufacturers to meet our commercial manufacturing needs, which may materially adversely affect our business, results of operations or financial condition.
We commenced operation of our cGMP-validated manufacturing facility for production of ophthalmic implants using the proprietary PRINT® technology platform in the fourth quarter of 2018. This facility is not being used to produce commercial supplies of Rhopressa® or Rocklatan®.
If we or third-party manufacturers fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.
Before we or a third party can begin commercial manufacture of Rhopressa® or Rocklatan® or any current or future product candidates, if approved, we or the third party must obtain regulatory approval of our or their manufacturing facilities, processes and quality systems. If our third-party manufacturers do not have a cGMP compliance status acceptable to the FDA, approval of any NDA that includes those third-party manufacturers will be delayed.
Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, we or any potential third-party manufacturer may be unable to initially pass federal, state or international regulatory inspections in a cost-effective manner. We or certain of our contract manufacturers may fail to satisfy or comply with manufacturing regulations. If we or our contract manufacturers do not have a compliance status acceptable to the FDA, regulatory approval and/or commercial supply of the active pharmaceutical ingredients of Rhopressa® or Rocklatan® or any current or future product candidates, if approved, will be significantly delayed and may result in significant additional costs.
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
We have limited experience developing manufacturing facilities or manufacturing Rhopressa® or Rocklatan®, and we cannot assure you that we will be able to develop our manufacturing plant or manufacture Rhopressa® or Rocklatan® at full capacity and in compliance with regulations at a cost or in quantities necessary to make them commercially viable.
In January 2020, we received FDA approval to produce Rocklatan® at the Athlone manufacturing plant for commercial distribution in the United States and expect to begin production of commercial supplies of Rocklatan® for the United States in the first quarter of 2020. This approval follows a successful pre-approval inspection of the plant and FDA review of the PAS, which added the Athlone manufacturing plant as a drug product manufacturer for Rocklatan®. We expect FDA approval to produce Rhopressa® at our Athlone plant by the end of 2020. We also anticipate the Athlone manufacturing plant to have the capacity to produce Rhokiinsa® and, if approved, Roclanda®. We have limited experience in developing manufacturing facilities or manufacturing drug products. As the Athlone plant output commences and expands, per unit costs will suffer until the proper capacity levels are achieved, thus generating a unit cost that is higher than we currently have with our contract manufacturers.
The development of manufacturing facilities and the manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The equipment and facilities employed in the manufacture of pharmaceuticals are subject to stringent qualification requirements by regulatory agencies, including validation of facility, equipment, systems, processes and analytics. We may be subject to lengthy delays and expense in conducting validation studies. There can be no assurance that we will obtain permission or approval from the FDA and other regulatory authorities to allow the plant to manufacture Rhopressa® for export to the United States and other markets.
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
Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced regulations. If we are unable to effectively produce commercial supplies of Rhopressa® and Rocklatan®, we will be required to rely on a third-party manufacturer to meet our commercial manufacturing needs, which may materially adversely affect our business, results of operations and financial condition. See “—We anticipate continued reliance on third-party manufacturers for the development and commercialization of Rhopressa®, Rocklatan® and any current or future product candidates in accordance with manufacturing regulations, beyond our recent progress in internal manufacturing capabilities.”
Any of these risks could entail higher costs, cause us to delay production and may result in our being unable to effectively support commercialization of Rhopressa® and Rocklatan®. Furthermore, if we fail to deliver the required commercial quantities of product on a timely basis, and at commercially reasonable prices and acceptable quality, we would likely be unable to meet demand, if any, for Rhopressa® and Rocklatan® and we would lose potential revenues.
Production at our suppliers’ facilities could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers' demands.
A disruption in production at our suppliers’ facilities could have a material adverse effect on our business. Disruptions or interruptions of production or operations could occur for many reasons, including accidents, unplanned maintenance or other manufacturing problems, cyber security incidents, terrorism, acts of war or political unrest, disease or public health crises, strikes or other labor unrest, transportation interruption or other unforeseen events as a result of weather, fire, natural disasters or otherwise. Additional facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production due to the need for FDA approval, each of which could negatively affect our business and financial performance. If one of our key suppliers is unable to produce our products or raw materials for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers' needs, which may materially adversely affect our business and financial performance.
For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world. We maintain a supply chain structure that presently allows us to avoid the current coronavirus outbreak. We also maintain a limited supply of starting materials in house. However, the future impact of this outbreak is highly uncertain and cannot be predicted. If the coronavirus spreads to other regions, including to India or Ireland, or if the duration of the disruption is longer than anticipated, our business and financial performance could be adversely affected.
Risks Related to Our Financial Position and Need for Additional Capital
We have recently begun commercializing Rhopressa® and Rocklatan®, have limited revenue and may never become profitable.
We have a limited operating history and began commercializing our first product Rhopressa® in the United States in April 2018, and our second product Rocklatan® in the United States in May 2019. We have never been profitable and only have two products approved for commercial sale. Even though we received FDA approval, began commercial sales for these two products in the United States and received the centralised marketing authorisation for Rhokiinsa® by the EC, we are still in the process of obtaining additional regulatory approvals in jurisdictions outside the United States and there is no guarantee that either product will be approved in any such jurisdictions.
Our ability to generate product revenue depends on a number of factors, including our ability to:

•	maintain an acceptable price for each of Rhopressa® and Rocklatan® in the United States;

•	set acceptable net prices for our glaucoma products outside the United States that allow for adequate profitability, in a stand-alone or partnered environment;

•	set an acceptable price for any current or future product candidates, if approved, and obtain adequate coverage and reimbursement from third-party payers;

•	manufacture or obtain commercial quantities of Rhopressa® and Rocklatan® and any current or future product candidates, if approved, at acceptable cost levels;

•	successfully market and sell Rhopressa® and Rocklatan® and any current or future product candidates, if approved, in the United States and other jurisdictions; and

•	successfully complete clinical development, and receive regulatory approval, for our current and any future product candidates.
Our net product revenue may be impacted by the accuracy of our estimates for discounts and allowances, in which estimates for reserves are based on current contractual and statutory requirements, invoices from CMS for the company funded portion of the coverage gap, known market events and trends, industry data, forecasted customer mix and lagged claims. In addition, because of the numerous risks and uncertainties associated with product development, commercialization and manufacturing, we are unable to precisely predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations for a number of reasons, including if we are required by the FDA or other regulatory authorities to perform studies in addition to those that we currently anticipate. Even though we have begun commercial sales of Rhopressa® and Rocklatan®, we are still incurring and anticipate continuing to incur significant costs associated with commercialization activities.
Our ability to become and remain profitable depends on our ability to generate revenue. Although we have generated revenues from the sales of our products, even if we were able to continue to generate revenues from our products and to generate revenues from current or future product candidates, if approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could materially impair our ability to raise capital, expand our business or continue our operations.
We have incurred net losses since inception and anticipate that we will continue to incur net losses until such a time when Rhopressa® and Rocklatan® are commercially successful, if at all.
We have incurred losses in each year since our inception in June 2005. Our net losses were $199.6 million, $232.6 million and $145.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $896.0 million.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have devoted the majority of our historical financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and issuance of convertible debt, including the completion of our initial public offering (“IPO”) in October 2013, the issuance of $125.0 million aggregate principal amount of convertible notes (the “2014 Convertible Notes”) to Deerfield in September 2014, which were converted into shares of common stock in July 2018, the issuance of $316.25 million of 1.50% convertible notes due 2024 (the “Convertible Notes”) in September 2019, and the issuance and sale of common stock pursuant to our registration statements on Form S-3 and prior “at-the-market” sales agreements. Our products will continue to require significant marketing efforts and substantial investment to maintain and increase revenues. Any current or future product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.
We expect our research and development expenses to continue to be significant in connection with our ongoing and planned activities. In addition, as we have now launched Rhopressa® and Rocklatan®, we have incurred and expect to continue to incur increased manufacturing, selling and marketing expenses. As a result, we expect to continue to incur operating losses until our products generate adequate commercial revenue to render Aerie profitable. These losses have had and will continue to have a material adverse effect on our stockholders’ equity, financial position, cash flows and working capital.

We may need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of Rhopressa®, Rocklatan® or any current or future product candidates.
Our operations have consumed substantial amounts of cash since inception. In October 2013, we received net proceeds from our IPO of approximately $68.3 million, after deducting underwriting discounts and commissions and expenses. Since our IPO through December 31, 2019, we have raised additional net proceeds of approximately $122.9 million from the issuance of the 2014 Convertible Notes, which were converted into shares of common stock in July 2018, approximately $308.3 million from the issuance of the Convertible Notes and approximately $487.7 million through the issuance and sale of common stock under our shelf registration statements on Form S-3 and prior “at-the-market” sales agreements.
We may need to obtain additional financing to fund our future operations. Additionally, we may need to obtain additional financing to conduct additional trials for the approval of Rhopressa® and Rocklatan® in additional jurisdictions or any current or future product candidates, and for completing the development of any additional product candidates or technologies and executing our international expansion strategy. Moreover, our fixed expenses, such as rent and other contractual commitments, are substantial and are expected to increase in the future, and we also expect to incur increased expenses as we expand our employment base.
Our future funding requirements will depend on many factors, including, but not limited to:

•
the amount of sales and other revenues from Rhopressa® and Rocklatan® and any current or future product candidates, if approved, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement;

•
selling and marketing costs associated with Rhopressa® and Rocklatan® and any current or future product candidates, if approved, including the cost and timing of expanding our marketing and sales capabilities;

•	our commercial success with our commercialized products and any current or future product candidates, if approved;

•	the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	cash requirements of any future acquisitions and/or the development of other product candidates or technologies;

•	the progress, timing, scope and costs of our clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities;

•	the time and cost necessary to establish internal manufacturing capabilities or arrangements with third-party manufacturers;

•	costs of any new business strategies;

•	the costs of operating as a public company;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
We believe that our existing cash and cash equivalents, investments and expected cash flows will be sufficient to support the product commercialization of Rhopressa® and Rocklatan® through at least the next twelve months. We also intend to use these funds for general corporate purposes, including our clinical, regulatory and commercialization efforts beyond the United States, further development of other potential pipeline opportunities including activities to support execution of our dry eye and retina programs, our external business development efforts and our manufacturing activities, including the operation of our own manufacturing plant in Ireland.
Until we can generate a sufficient amount of revenue, we may need to finance future cash needs through additional financings or other available sources. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization or manufacturing efforts. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.
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
As of December 31, 2019, we had $316.25 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have important consequences, including the following:

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
In accordance with ASC Topic 470, Debt, the initial liability carrying amount of the Convertible Notes is the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We reflect the difference of approximately $128.4 million between the net proceeds from the Convertible Notes and the initial carrying amount as a debt discount for accounting purposes, which is being amortized into interest expense over the term of the Convertible Notes. In addition, the debt issuance costs relating to the Convertible Notes were allocated to debt and equity components in proportion to the allocation of proceeds. Issuance costs of $5.5 million were recorded as debt issuance costs in the net carrying value of Convertible Notes. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes. The remaining issuance costs of $3.7 million were recorded as additional paid-in capital and such amounts are not subject to amortization. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our common stock.
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
In order to raise additional funds to support our operations, business strategies and growth, or if we decide based on ongoing forecast updates, new strategic initiatives, market conditions or for other reasons that additional financings are desirable or needed, we may sell additional debt or equity securities, which would result in dilution to all of our stockholders or impose restrictive covenants that adversely impact our business. In September 2016, our automatic shelf registration statement on Form S-3 became effective upon filing with the SEC, pursuant to which we may offer an unlimited amount of common stock from time to time, and, through the date of this report, we have issued and sold approximately 7.4 million shares of common stock pursuant to such shelf registration statement. Although our existing shelf registration statement on Form S-3 expired on September 15, 2019, for so long as we remain a well-known seasoned issuer we will be able to file a new automatic shelf registration statement covering our equity or debt securities. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.
Our relatively short operating history may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.
We were incorporated and commenced active operations in the second quarter of 2005. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our product candidates and advancing Rhopressa® and Rocklatan® to FDA approval and commercial launch. We have not yet demonstrated our ability to successfully manufacture a widely-sold commercial scale product. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In addition, as a relatively new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We have recently transitioned from a company with solely a product development focus to a company capable of supporting commercial and manufacturing activities and we may not be successful with these endeavors.
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
If we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), or similar state provisions, we may be subject to annual limits on our ability to utilize net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning 5% or more of our total equity value.
As of December 31, 2019, we had U.S. federal and state net operating losses (“NOLs”) of approximately $495.6 million and $510.3 million, respectively. If not utilized, federal NOLs that arose before 2018 and state NOLs begin to expire at various dates beginning in 2031 and 2024, respectively. Federal NOLs that arose on or after January 1, 2018 can be carried forward indefinitely to be utilized against future income, but can only be used to offset a maximum of 80% of our federal taxable income in any year. Our federal and state NOLs are included as deferred tax assets and have been fully offset by a valuation allowance as of December 31, 2019. As of December 31, 2019, we also had foreign NOLs of $68.1 million which are available solely to offset taxable income of our foreign subsidiaries, subject to any applicable limitations under foreign law.
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
We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income, if any, in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with any of our determinations including as to the income and expenses attributable to specific jurisdictions and the statutory domiciles of our intellectual property. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates and reduced cash flows.
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
We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to oversee and conduct our clinical trials and to perform the related data collection and analysis. We expect to rely on these third parties to conduct clinical trials of any current or future product candidates that we develop. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. In addition, any CRO that we retain will be subject to the FDA’s regulatory requirements or similar foreign standards and we do not have control over compliance with these regulations by these providers. Our agreements with third-party service providers are on a trial-by-trial and project-by-project bases. Typically, we may terminate the agreements with notice and are responsible for the third party’s incurred costs. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. We also rely on other third parties to store and distribute drug supplies for our clinical trials and commercial supply. Any performance failure on the part of our third-party vendors could delay, as applicable, clinical development, regulatory approval or commercialization of Rhopressa®, Rocklatan® or any current or future product candidates, producing additional losses and depriving us of potential product revenue.
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
If these third parties do not successfully carry out their contractual duties or obligations and meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols according to regulatory requirements or for other reasons, our financial results and the commercial prospects for Rhopressa® and Rocklatan® and any current or future product candidates, if approved, could be harmed, our costs could increase and our ability to obtain regulatory approval (as applicable) and commence product sales could be delayed.
If we fail to manage an effective distribution process in the United States or establish an effective distribution process in jurisdictions outside the United States, our business may be adversely affected.
We have established the infrastructure necessary for distributing pharmaceutical products in which third-party logistics wholesalers warehouse Rhopressa® and Rocklatan® and distribute them to pharmacies and will need to establish such infrastructures in jurisdictions outside the United States. This distribution network requires significant coordination with our sales and marketing and finance organizations, and the failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively manage the distribution process, the continued commercialization of our products could be disrupted or the commercial launch and sales of Rhopressa® and Rocklatan® in jurisdictions outside the United States, in any such case, or any current or future product candidates, if approved, will be delayed or severely compromised and our results of operations may be harmed.
Any collaboration arrangement that we may enter into may not be successful, which could adversely affect our ability to develop and commercialize any current or future product candidates or technologies or to enter new therapeutic areas.
We continually explore and discuss additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners and on our own. We may seek collaboration arrangements with pharmaceutical or biotechnology companies or universities for the development or commercialization of our current and potential current or future product candidates or technologies. For example, in 2017, we entered into a collaborative research, development and licensing agreement with DSM, which was expanded in the third quarter of 2018. Part of our globalization strategy is to partner in Japan. We will face, to the extent that we decide to enter into additional collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are often complicated and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish, implement and maintain collaborations or other alternative arrangements and the terms of such arrangements may not be favorable to us. If and when we collaborate with a third party for development and commercialization of a product candidate and/or technology, we can expect to relinquish some or all of the control over the future success of that product candidate and/or technology to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Accordingly, there can be no assurance that any collaboration or licensing arrangement or similar strategic transaction we enter into will result in the benefits that we anticipate.
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
Our intellectual property includes issued patents and pending patent applications for compositions of matter, pharmaceutical formulations, methods of use, medical devices and synthetic methods. As of December 31, 2019, we owned 46 patents and have 21 pending patent applications in the United States and certain foreign jurisdictions for Rhopressa® and Rocklatan®. Patent protection for Rocklatan® includes the U.S. patents that cover Rhopressa®. The patents cover composition of matter and method of use. As of December 31, 2019, we owned and had pending patent applications in the United States and certain foreign jurisdictions for our product candidates. Our exclusive license regarding AVX-012 provides us with exclusive rights in patents covering AVX-012 and its use in treating dry-eye in the United States and pending patent applications internationally. Furthermore, as of December 31, 2019, for AR-1105 we had two pending patent applications in the United States and eight pending patent applications internationally. One of the U.S. pending patent applications has been allowed. With respect to AR-13503, as of December 31, 2019, we owned 37 patent applications and had 15 pending patent applications internationally for AR-13503. See “Business—Intellectual Property” for further information about our issued patents and patent applications.
Patents that we own or may license in the future do not necessarily ensure the protection of our intellectual property for a number of reasons, including without limitation the following:

•	our patents may not be broad or strong enough to prevent competition from other products that are identical or similar to Rhopressa® and Rocklatan®;

•
there can be no assurance that the term of a patent can be extended under the provisions of Patent Term Extension (“PTE”) afforded by U.S. law or similar provisions in foreign countries, where available;

•	our issued patents and patents that we may obtain in the future may not prevent generic entry into the markets for Rhopressa® and Rocklatan®;

•	we do not currently own or control foreign patents issued outside of Australia, Canada, Europe and Japan that would prevent generic entry into those markets for Rhopressa® and Rocklatan®;

•	we may be required to disclaim part of the term of one or more patents;

•	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

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
Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of Rhopressa® and/or Rocklatan® by submitting ANDAs to the FDA in which our competitors claim that our patents are invalid, unenforceable and/or not infringed. In addition, our competitors may file patent applications that may have an impact on our ability to make, use and sell products that contain Rhopressa® or Rocklatan®. Should such a competitor’s patent application(s) issue, it is possible the competitor will allege that our making, using or selling of products containing Rhopressa® or Rocklatan® infringes such issued patents. In such circumstances, we may need to challenge such pending applications or issued patents, or perhaps come to a financial arrangement with the competitor.
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
Our commercial success will depend significantly on maintaining and expanding patent protection for Rhopressa® and Rocklatan® and any current or future product candidates, as well as successfully defending our current and future patents against third-party challenges. As of December 31, 2019, we owned 108 patents and have 114 pending patent applications in the United States and certain foreign jurisdictions relating to Rhopressa®, Rocklatan® and our previously discontinued product candidates and other proprietary technology. See “Business—Intellectual Property” included elsewhere in this report for further information about our issued patents and patent applications. Our issued patents include 46 patents for composition of matter and method of use covering Rhopressa® in the United States and certain foreign jurisdictions. These patents also cover Rocklatan® to the extent that Rhopressa® forms a part of Rocklatan®. The remainder of our portfolio is made up of patents covering previously discontinued product candidates and other proprietary technology and pending patent applications that have not yet been issued by the U.S. Patent and Trademark Office (the “USPTO”), or any other jurisdiction that covers Rhopressa®, Rocklatan® or our previously discontinued product candidates or other proprietary technology.

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
We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and disrupt the commercialization of or increase the costs of commercializing Rhopressa® or Rocklatan® or any current or future product candidates, if approved.
Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. If patents issued to other companies contain blocking, dominating or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative non-infringing technology and cease practicing those activities, including potentially manufacturing or selling any products deemed to infringe those patents. There could be issued patents of which we are not aware that Rhopressa®, Rocklatan® or any current product candidates infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe.
Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that Rhopressa®, Rocklatan®, Rhokiinsa® or any current or future product candidates infringe. For example, pending applications may exist that claim or can be amended to claim subject matter that Rhopressa®, Rocklatan®, Rhokiinsa® or any current or future product candidates infringe. Competitors may file continuing patent applications claiming priority to already issued patents in the form of continuation, divisional, or continuation-in-part applications, in order to maintain the pendency of a patent family and attempt to cover Rhopressa®, Rocklatan®, Rhokiinsa® or any current or future product candidates.
Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that Rhopressa®, Rocklatan®, Rhokiinsa® or any current or future product candidates or methods either do not infringe the claims of the relevant patent or that the patent claims asserted are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable and cover our products or their use, the holders of any of these patents may be able to block our ability to commercialize Rhopressa®, Rocklatan®, Rhokiinsa® or any current or future product candidates, if approved, unless we acquire or obtain a license under the applicable patents or until the patents expire. We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing one or more of our current products and potential products or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.
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
We assigned the trade names Rhopressa® and Rocklatan® to our now FDA-approved products. In 2019, the EC granted a centralised marketing authorisation for Rhopressa®, which will be marketed under the trade name Rhokiinsa®. Any other names we intend to use for our current or any future product candidates will require approval from the FDA and applicable non-U.S. regulatory authorities regardless of whether we have secured a formal trademark registration from the USPTO or applicable non-U.S. regulatory authorities. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. Regulatory authorities outside the United States conduct their own investigations. If the FDA or applicable non-U.S. authorities object to any of our proposed product names for any current or future product candidates, we may be required to adopt an alternative trade name. In 2018, the EMA approved the name Roclanda® for Rocklatan® in the EU. A trademark application for Roclanda® was filed in the EU on October 25, 2018, and this mark was successfully registered in the EU on March 4, 2019.
If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation extending the terms of our patents and obtaining data exclusivity for Rhopressa®, Rocklatan®, Rhokiinsa® or any current or future product candidates, our business may be materially harmed.
Depending upon the timing, duration and specifics of FDA regulatory approval for Rhopressa® and Rocklatan® and any current or future product candidates, one or more of our U.S. patents may be eligible for limited PTE under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. PTEs, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA.
The application for PTE is subject to approval by the USPTO, in conjunction with the FDA. It takes at least six months to obtain approval of the application for PTE. A PTE application pursuant to 35 USC §156 (section 156) was filed February 8, 2018 seeking an extension of U.S. patent number 8,394,826 (the “‘826 patent”). The ‘826 patent covers Rhopressa® and Rocklatan®, and is presently expected to expire November 20, 2030, though the date may be extended if the ‘826 patent PTE application is granted. To date there have been two official substantive actions on the ‘826 patent PTE application. On September 18, 2018 the USPTO confirmed that ‘826 patent is eligible for PTE under section 156. On May 13, 2019 the FDA confirmed that Rhopressa® was subject to the required FDA approval and that the PTE application was filed timely. We expect the FDA and USPTO will complete the PTE application review in late 2020; however, it is not possible to predict with certainty when the PTE will become official, if at all.
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
Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Vicente Anido, Jr., our Chairman of the Board of Directors and Chief Executive Officer, Thomas A. Mitro, our President and Chief Operating Officer, Richard J. Rubino, our Chief Financial Officer, Casey C. Kopczynski, our Chief Scientific Officer, David A. Hollander, our Chief Research & Development Officer, John LaRocca, our General Counsel, or Kathleen McGinley, our Vice President of Human Resources and Corporate Services, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not currently carry “key person” insurance on the lives of members of executive management. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
We have increased the size of our organization, and we may experience difficulties in managing our growth.
We have increased the size of our organization. We have approximately 380 full-time employees as of December 31, 2019 compared to 353 full-time employees as of December 31, 2018, and may expand further as we scale-up our manufacturing plant in Ireland.
Our growth has imposed significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new employees. Our future financial performance and our ability to commercialize Rhopressa® and Rocklatan® and any current or future product candidates, if approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our research programs, clinical trials and the regulatory process effectively;

•	manage the operation of our manufacturing plant and the manufacturing of Rhopressa®, Rocklatan® and any current or future product candidates for clinical and commercial use;

•	integrate current and additional management, administrative, financial, manufacturing and sales and marketing personnel;

•	hire additional personnel necessary to effectively commercialize and manufacture Rhopressa® and Rocklatan® and any current or future product candidates, if approved;

•	continue to develop and maintain our administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.
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
Interest rates and the ability to access credit markets could also adversely affect the ability of patients, payers and distributors to purchase, pay for and effectively distribute Rhopressa® or Rocklatan® or any current or future product candidates, if approved. Similarly, these macroeconomic factors could affect the ability of our contract manufacturers, sole-source or single-source suppliers, collaboration partners or licensees to remain in business or otherwise develop, manufacture or supply product. Failure by any of them to remain in business could affect our ability to manufacture Rhopressa® or Rocklatan® or any current or future product candidates, if approved, or develop additional product candidates or technologies.
A significant portion of our revenue currently comes from a limited number of distributors, and any decrease in revenue from these distributors could harm our business.
A significant portion of our revenue comes from a limited number of distributors. In the year ended December 31, 2019, three distributors represented approximately 36.5%, 33.3% and 28.0% of total revenues. We further expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors in the foreseeable future. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Our dependence on a few distributors could expose us to the risk of substantial losses if any single large distributor stops purchasing our products, purchases a lower quantity of our products or goes out of business and we cannot find substitute distributors on equivalent terms without delays, if at all. While we may be able to shift our business to one of our other existing distributors or to a new distributor, there may be disruption in the interim. In addition, any reduction in the prices we receive for our products could adversely impact our revenues and financial condition. If we lose our relationship with any of our significant distributors, we could experience delays in the distribution of our products and could also experience declines in our revenues which in turn could materially adversely affect our business, results of operations or financial condition.
If we engage in acquisitions or licenses in the future, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions or licenses.
We may attempt to acquire or license businesses, technologies, services, products or product candidates in the future that we believe are a strategic fit with our business. For example, in October 2017, we acquired the rights to use PRINT® technology and certain other assets from Envisia. Further, in August 2018 we entered into an Amended and Restated Collaborative Research, Development, and License Agreement with DSM, which provides for (i) a worldwide exclusive license for all ophthalmic indications to DSM’s polyesteramide polymer technology, (ii) continuation of the collaborative research initiatives through the end of 2020, including the transfer of DSM’s formulation technology to Aerie during that time and (iii) access to a preclinical latanoprost implant. Additionally, in late 2019 we acquired Avizorex, an ophthalmic pharmaceutical company developing therapeutics for the treatment of dry eye disease. We have no present agreement regarding any material acquisitions. However, if we do undertake any acquisitions or additional licenses, the process of integrating an acquired or licensed business, technology, service, product or product candidate into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions or licenses could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions or licenses could also result in the incurrence of debt, actual or contingent liabilities or the amortization of expenses related to intangible assets, any of which could adversely affect our operating results.
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
Our principal executive office and research facility is located in Durham, North Carolina, our regulatory, commercial support and other administrative activities are located in Irvine, California, and our clinical, finance and legal operations are located in Bedminster, New Jersey. We also lease space for a manufacturing plant in Athlone, Ireland and small offices in Malta, Ireland, the United Kingdom and Japan. We are vulnerable to natural disasters, such as severe storms, and other adverse events that could disrupt our operations. We carry limited insurance for natural disasters and other adverse events, and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.
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
In addition, there is a risk created by our lack of redundancy across our systems and if any of these events were to occur, this could result in a loss of materials that would be difficult to replace, such as proprietary information including intellectual property and business information and/or customer, supplier, employee, business partner and, in certain instances, patient personally identifiable information. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture Rhopressa® and Rocklatan®, and similar events relating to their systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of Rhopressa® and Rocklatan® and the further development of any current or future product candidates could be delayed.
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
The EU member states, Switzerland, Japan and other countries have established, or are in the process of establishing, legal frameworks for privacy and data security that impose significant compliance obligations with which our customers, our vendors or we must comply. For example, the EU General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018, imposes strict requirements on data controllers and processors of personal data. The GDPR is wide-ranging in scope and imposes numerous requirements, including requirements relating to processing sensitive data (including health, biometric and genetic information), obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. In addition, the GDPR grants individuals an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU, including to the United States and other regions.
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
As a public company, we are subject to the periodic reporting requirements of the Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates. We face an additional risk from our commercial sales of Rhopressa® and Rocklatan® and will face further risk to the extent we commercialize any current or future product candidates, if approved. We maintain primary product liability insurance and excess product liability insurance that cover our clinical trials, and we have and plan to maintain insurance against product liability lawsuits for commercial sale of Rhopressa® and Rocklatan® and any current or future product candidates, if approved. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable.

Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials or commercial use of Rhopressa® or Rocklatan® or any current or future product candidates, if approved, for which our insurance coverage may not be adequate, and the cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial.
For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Rhopressa® or Rocklatan® or any current or future product candidates, if approved. Regardless of the merits or eventual outcome, liability claims may result in:

•	reduced resources of our management to pursue our business strategy;

•	decreased demand for Rhopressa® or Rocklatan® or any current or future product candidates, if approved;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire trial programs;

•	initiation of investigations by regulators;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	significant costs to defend resulting litigation;

•	diversion of management and scientific resources from our business operations;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.
We increased our insurance coverage when each of Rhopressa® and Rocklatan® received FDA approval. However, the product liability insurance we will need to maintain in connection with the continued commercial sales of Rhopressa® and Rocklatan® and any current or future product candidates if and when they receive regulatory approval, may be unavailable in adequate amounts or at a reasonable cost. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could inhibit the continued commercial production and sale of Rhopressa® or Rocklatan® or any current or future product candidates if and when they obtain regulatory approval, which could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.
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
Our stock price has been volatile and is likely to continue to be volatile. The following factors, in addition to other factors described elsewhere in this “Risk Factors” section, may have a significant impact on the market price of our common stock:

•	the success of our commercial launch of Rhopressa® and Rocklatan® in the United States, including associated sales volumes, revenues and profitability;

•	overall company profitability and ability to generate positive cash flows, and elimination of the additional costs associated with financing overhang;

•	our ability to maintain adequate product supply to meet demand at an acceptable per unit cost;

•	our ability to obtain regulatory approval in jurisdictions outside the United States;

•	the results of our testing and clinical trials;

•	announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	any adverse changes to our relationships with manufacturers, suppliers, licensees or collaboration partners;

•	the results of our efforts to develop, acquire or license additional product candidates or technologies;

•	variations in the level of expenses related to Rhopressa®, Rocklatan® or preclinical and clinical development programs;

•	changes in laws or regulations;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	actual versus expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the capital markets;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
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
Our officers and directors, and stockholders who own more than 5% of our outstanding common stock, beneficially own approximately 48.6% of our common stock as of December 31, 2019. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with ownership concentration. Some of our stockholders may be able to influence or determine matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the listing requirements of The Nasdaq Global Market, and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC and The Nasdaq Global Market may also impose various additional requirements on public companies. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to continue to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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
Provisions in our amended and restated certificate of incorporation and our bylaws, as well as provisions of the Delaware General Corporation Law (“DGCL”), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

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
Stockholders
As of February 14, 2020, we had 46,428,456 shares of common stock outstanding held by approximately 253 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph
The following graph illustrates a comparison of the five-year cumulative total stockholder return on our common stock since December 31, 2014 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2014, in our common stock and in each index. It also assumes reinvestment of dividends, if any. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Five-Year Cumulative Total Return*
Among Aerie Pharmaceuticals, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
Aerie Pharmaceuticals, Inc.
NASDAQ Composite Index
NASDAQ Biotechnology Index

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
Recent Sales of Unregistered Securities
None.

Use of Proceeds from Registered Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data for the periods and as of the dates indicated. You should read the following selected financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. We have derived the statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this report. We have derived the statements of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	YEAR ENDED DECEMBER 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Product revenues, net (1)	$69,888	$24,181	$—	$—	$—
Total revenues, net	69,888	24,181	—	—	—
Costs and expenses:
Cost of goods sold	4,833	641	—	—	—
Selling, general and administrative	138,402	120,614	56,905	34,706	30,635
Pre-approval commercial manufacturing	22,767	26,545	16,710	9,772	—
Research and development	91,378	86,123	72,078	52,394	44,451
Total costs and expenses	257,380	233,923	145,693	96,872	75,086
Loss from operations	(187,492)	(209,742)	(145,693)	(96,872)	(75,086)
Other income (expense), net (2)	(12,179)	(22,824)	(1,170)	(1,994)	862
Loss before income taxes	(199,671)	(232,566)	(146,863)	(98,866)	(74,224)
Income tax expense (benefit)	(90)	3	(1,758)	193	139
Net loss	$(199,581)	$(232,569)	$(145,105)	$(99,059)	$(74,363)
Net loss per common share—basic and diluted	$(4.39)	$(5.58)	$(4.11)	$(3.40)	$(2.88)
Weighted average number of common shares outstanding—basic and diluted	45,427,154	41,663,958	35,324,472	29,135,583	25,781,230

(1)
We launched our first product, Rhopressa®, in the United States in April 2018 and commenced generating product revenues in the second quarter of 2018. We launched Rocklatan® in the United States in May 2019 and commenced generating product revenues in the second quarter of 2019.

(2)
Includes interest expense related to the amortization of issuance costs and fees incurred on the July 2018 and May 2019 tranches of the credit facility, which was terminated in September 2019, as well as the stated interest and amortization of debt discount and issuance costs related to the Convertible Notes.

	AS OF DECEMBER 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$143,940	$202,818	$197,569	$197,945	$91,060
Total Investments	165,250	—	52,086	35,717	59,310
Short-term	165,250	—	52,086	35,717	45,502
Long-term	—	—	—	—	13,808
Total assets	452,608	285,044	290,276	248,254	159,127
Convertible notes, net	188,651	—	123,845	123,539	123,236
Total stockholders’ equity	166,950	227,806	135,599	105,344	18,775

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in Part I, Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods. We have applied the FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. Refer to Item 7. of our Form 10-K issued on March 1, 2019 for prior year discussion related to fiscal 2017.
Overview
We are an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, dry eye, retinal diseases and potentially other diseases of the eye. Our strategy is to successfully commercialize our FDA-approved products, Rhopressa® and Rocklatan®, in the United States. We have a commercial team that is responsible for sales of Rhopressa® and Rocklatan® that includes approximately 100 sales representatives targeting eye-care professionals throughout the United States.
Our strategy also includes developing our business opportunities outside of the United States, including obtaining regulatory approval in Europe and Japan for Rhopressa® and Rocklatan®. In Europe, Rhokiinsa® was granted a centralised marketing authorisation by the EC in November 2019 and the MAA for Roclanda® was accepted by the EMA in December 2019. To optimize the commercial opportunity, we may launch Roclanda®, if approved, before Rhokiinsa® in Europe as the European market is oriented more toward fixed-dose combination products. The Phase 3 registration trial for Roclanda®, named Mercury 3, commenced in Europe during the third quarter of 2017 and we currently expect to read out topline 90-day efficacy data for the trial in the second half of 2020, as discussed in “—Products” below. The Mercury 3 results are expected to be an important determinant as we evaluate the commercialization and profitability potential of Rhokiinsa® and Roclanda® in Europe.
In Japan, we plan to pursue regulatory approval for Rhopressa® and Rocklatan®. With respect to the clinical progress of Rhopressa® in Japan, we completed a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a successful Phase 2 conducted in Japan. Topline results of the Phase 2 trial indicated positive efficacy and tolerability in the patient set. Clinical trials for Rocklatan® have not yet begun. We expect to move forward with plans for Phase 3 initiation in Japan, along with exploring collaboration with a potential partner in Japan for Rhopressa® to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan, as discussed in “—Products” below.
We currently use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States. In the second quarter of 2019, we completed the build-out of our own manufacturing plant in Athlone, Ireland, for further commercial production of Rhopressa® and Rocklatan®. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. This approval follows a successful pre-approval inspection of the plant and FDA review of the PAS, which added the Athlone manufacturing plant as a drug product manufacturer for Rocklatan®. The manufacturing plant is expected to begin production of commercial supplies of Rocklatan® in the first quarter of 2020. We expect FDA approval to produce Rhopressa® at our Athlone plant by the end of 2020. We also anticipate the Athlone manufacturing plant to have the capacity to produce Rhokiinsa® and, if approved, Roclanda®.
We also seek to enhance our longer-term commercial potential by identifying and advancing additional product candidates through our internal discovery efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional ophthalmic products or technologies or product candidates that complement our current product portfolio. As discussed in “—Product Candidates” below, some examples include our collaboration with DSM, whereby we have access to their bio-erodible polymer technology, our acquisition of assets from Envisia, designed to advance our progress in developing potential future sustained-release product candidates to treat retinal diseases and our acquisition of Avizorex, which expands our footprint in ophthalmology by developing therapeutics for the treatment of dry eye disease.
We own the worldwide rights to all indications for Rhopressa® and Rocklatan®. We have patent protection for Rhopressa® and Rocklatan® in the United States through early 2034 and internationally through 2030, and have filed for patent protection in the United States and internationally through 2037. In addition, through the acquisition of Avizorex, we are the exclusive licensee through 2031 of issued U.S. patents and pending patent applications internationally, which provide patent protection for AVX-012. Furthermore, we have an allowed U.S. patent application for AR-1105 in the United States, which upon issuance will provide patent protection to 2036, and have also filed for patent protection internationally through 2036. We also have patent protection for AR-13503 in the United States and internationally, which extends to 2030, and have filed for patent protection in the United States and internationally through dates ranging from 2030 to 2037. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions, methods of use, and synthetic methods.
Products, Product Candidates and Pipeline Opportunities
Products
Rhopressa®, our first FDA-approved product, has demonstrated that it reduces IOP through ROCK inhibition. Using this MOA, Rhopressa® increases the outflow of aqueous humor through the TM, which accounts for approximately 80% of fluid drainage from the healthy eye and is the diseased tissue responsible for elevated IOP in glaucoma. Our second FDA approved product, once-daily Rocklatan®, a fixed-dose combination of Rhopressa® and latanoprost, reduces IOP through the same MOA as Rhopressa® and through a second MOA, utilizing the ability of latanoprost to increase the outflow of aqueous humor through the uveoscleral pathway, the eye’s secondary drain. Both Rhopressa® and Rocklatan® are taken once-daily in the evening and have shown in preclinical and clinical trials to be effective in reducing IOP, with a favorable safety profile.
Rhopressa®
Rhopressa® is a once-daily eye drop designed to reduce elevated IOP in patients with open-angle glaucoma or ocular hypertension. The active ingredient in Rhopressa®, netarsudil, is an Aerie-owned ROCK inhibitor. We believe that Rhopressa® represents the first of a new drug class for reducing IOP in patients with glaucoma in over 20 years. Rhopressa® is competing primarily in the adjunctive therapy market, which represents approximately one-half of the U.S. glaucoma prescription market, according to IQVIA. Initial indications point to healthcare professionals prescribing Rhopressa® as a concomitant therapy to prostaglandins or non-PGA medications when additional IOP reduction is desired. We believe Rhopressa® is primarily competing with other non-PGA products, due to its targeting of the diseased TM, its demonstrated ability to reduce IOP at consistent levels across tested baselines, its preferred once-daily dosing relative to other currently marketed non-PGA products and its safety profile. Currently marketed therapies that are used adjunctively to PGAs are older generation products that are generally dosed between two and three times a day, have MOA(s) focused on reducing fluid production, often have lower efficacy levels and have systemic side effects. We believe that Rhopressa® may also become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs and for patients who choose to avoid the cosmetic issues associated with PGA products. In November 2019, we released topline data from our Phase 4 MOST trial, which observed Rhopressa® efficacy in various real-world clinical settings, including as an adjunctive product or monotherapy. The results indicated positive IOP reduction in all settings along with a favorable tolerability profile.
Rhopressa® in the United States
We launched Rhopressa® in the United States at the end of April 2018. Rhopressa® is being sold to national and regional U.S. pharmaceutical distributors, and patients have access to Rhopressa® through pharmacies across the United States. We have obtained formulary coverage for Rhopressa® for the majority of lives covered under commercial and Medicare Part D plans.
Rhopressa® Outside of the United States
In Europe, in November 2019, the EC granted a centralised marketing authorisation for Rhokiinsa®. This follows the CHMP adopting a positive opinion recommending approval of the MAA for Rhokiinsa® in September 2019.
In support of a potential regulatory submission for Rhopressa® in Japan, we conducted a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a successful Phase 2 clinical trial conducted in Japan. In July 2019, we completed enrollment of a Phase 2 clinical trial in Japan and topline results were released in November 2019. These studies were designed in accordance with the requirements of the PMDA on Japanese patients in Japan to support subsequent Phase 3 registration trials that are also expected to be conducted in Japan. Topline results of the Phase 2 clinical trial indicated positive efficacy and tolerability results for the patient set. We expect to move forward with plans for Phase 3 initiation in Japan for Rhopressa®, along with exploring collaboration with a potential partner in Japan to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan, and will continue to explore other potential opportunities elsewhere in Eastern Asia.

Rocklatan®
Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, the most widely-prescribed drug for the treatment of patients with open-angle glaucoma or ocular hypertension, and was approved by the FDA in March 2019. We believe that Rocklatan® has the potential to provide a greater IOP-reducing effect than any currently marketed glaucoma medication. Therefore, we believe that Rocklatan® competes with both PGA and non-PGA therapies for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite using currently available therapies.
Rocklatan® in the United States
We launched Rocklatan® in the United States in May 2019. Rocklatan® is now being sold to national and regional U.S. pharmaceutical distributors, and patients have access to Rocklatan® through pharmacies across the United States.
Rocklatan® Outside of the United States
In Europe, the clinical trials Mercury 1 and Mercury 2 represent the basis for European approval of Roclanda®. We also initiated a third Phase 3 registration trial for Roclanda®, named Mercury 3, in Europe during the third quarter of 2017. Mercury 3, a six-month efficacy and safety trial, is designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe consisting of bimatoprost (a PGA) and timolol (a beta blocker). If successful, Mercury 3 is expected to improve our commercialization prospects in Europe; it is not required for regulatory approval. The Mercury 3 results are expected to be an important determinant as we evaluate the commercialization and profitability potential of Rhokiinsa® and Roclanda® in Europe. We currently expect to read out topline 90-day efficacy data for the trial in the second half of 2020. In December 2019, the MAA for Roclanda® was accepted by the EMA. An opinion from the CHMP is expected in the fourth quarter of 2020. Since Roclanda® is a fixed-dose combination product that includes Rhokiinsa®, the MAA submission for Roclanda® was predicated on the receipt of a centralised marketing authorisation for Rhokiinsa®, which the EC granted in November 2019. In Japan, clinical trials for Rocklatan® have not yet begun.
Product Candidates
To complement our internal research through business development opportunities, we acquired from Avizorex the clinical-stage dry eye product candidate AVX-012. Furthermore, we have also acquired worldwide ophthalmic rights to a bio-erodible polymer technology from DSM and PRINT® implant manufacturing technology, which is a proprietary technology capable of creating precisely-engineered sustained-release products utilizing fully-scalable manufacturing processes, from Envisia. Using these technologies, we have created a sustained-release ophthalmology platform and are currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-13503 SR, and in the future we believe this technology may be useful as we explore additional sustained-release applications.
AVX-012 (TRPM8 receptor)
In December 2019, we acquired Avizorex, a Spanish ophthalmic pharmaceutical company, developing therapeutics for the treatment of dry eye disease. Avizorex completed a Phase 2a study in dry eye subjects in 2019 for its lead product candidate AVX-012. The active ingredient in AVX-012 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates ocular surface wetness and blink rate. By stimulating these processes in a physiological manner, TRPM8 agonists have the potential to restore tear film stability and reduce discomfort in patients with dry eye. Positive results from the Phase 2a study support the therapeutic potential of AVX-012 to treat signs and symptoms of dry eye. We are planning to initiate a larger Phase 2b study in late 2020.
AR-1105 Implant (dexamethasone steroid)
In October 2017, we acquired the rights to use PRINT® technology in ophthalmology and certain other assets from Envisia. In addition, we acquired Envisia’s intellectual property rights relating to a preclinical dexamethasone steroid implant using a biodegradable polymer-based drug delivery system that comprised of a blend of different PLGA polymers and PRINT® technology for the potential treatment of macular edema due to RVO and diabetic retinopathy, which we refer to as AR-1105. We submitted the IND for AR-1105 in December 2018. In January 2019, we announced that the FDA reviewed the IND for AR-1105 and it is now in effect. We initiated a Phase 2 clinical trial of AR-1105 in patients with macular edema due to RVO during March 2019 and completed enrollment in October 2019.

AR-13503 SR Implant (ROCK and Protein kinase inhibitor)
Our owned clinical small molecule, AR-13503, is a ROCK and Protein kinase C inhibitor and is the active ingredient in our AR-13503 sustained-release implant. AR-13503 SR has potential for the treatment of DME, wet AMD and other diseases of the retina. AR-13503, which has the same active metabolite as Rhopressa®, has been shown to reduce lesion size in an in vivo preclinical model of wet AMD at levels similar to the current market-leading wet AMD anti-VEGF product. When used in combination preclinically with the market-leading anti-VEGF product, AR-13503 produced greater lesion size reduction than the anti-VEGF product alone in a model of proliferative DR. Pending additional studies, AR-13503 may have the potential to provide an entirely new mechanism and pathway to treat DME, wet AMD and related diseases of the retina, potentially as an adjunctive therapy to current anti-VEGF therapies.
Since AR-13503 is a small molecule with a short half-life when injected into the back of the eye, and the aforementioned diseases are located in the back of the eye, a delivery mechanism was needed to deliver the molecule to the back of the eye for a sustained delivery period.
Using our licensed technology from DSM, AR-13503 has been combined with a polyesteramide polymer to produce an injectable, thin fiber implant that is minute in size. Preclinical experiments with the AR-13503 SR implant have demonstrated linear, sustained elution rates over several months and achievement of target retinal drug concentrations. The IND for AR-13503 SR became effective in April 2019, allowing us to initiate human studies in the treatment of nAMD and DME. We initiated a first-in-human clinical study for AR-13503 SR in the third quarter of 2019.
Pipeline Opportunities
We are also preliminarily evaluating use of the PRINT® technology platform for sustained-release of therapies for other ophthalmic indications. We commenced operation of our cGMP-validated manufacturing facility for production of ophthalmic implants using PRINT® technology in our Durham, North Carolina, facility in October 2018.
We may continue to enter into research collaboration arrangements, license, acquire or develop additional product candidates and technologies to broaden our presence in ophthalmology, and we continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners and on our own.
We own over 4,000 ROCK inhibitor molecules, some of which have additional features including the inhibition of other kinases such as Janus kinase and those in the IĸB family and we evaluate this library on an ongoing basis for additional development opportunities. Early stage evaluations of these molecules are underway for other ophthalmic indications. We continue to evaluate outside business development opportunities to provide access to technologies developed outside of Aerie to complement our internal research.
Financial Overview
Our cash and cash equivalents and investments totaled $309.2 million as of December 31, 2019. We believe that our cash and cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months, though there may be need for additional financing activity as we continue to grow. See “—Liquidity and Capital Resources” below and Note 10 to our consolidated financial statements included elsewhere in this report for further discussion.
We have incurred net losses since our inception in June 2005. Until 2018, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of December 31, 2019, we had an accumulated deficit of $896.0 million. We recorded net losses of $199.6 million, $232.6 million and $145.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rhopressa® and Rocklatan®, advancing our product candidates and pipeline, international expansion and completion of construction of our manufacturing plant in Athlone, Ireland. We expect to continue to incur operating losses until our products generate adequate commercial revenue to render Aerie profitable. If we do not successfully commercialize Rhopressa®, Rocklatan® or any current or future product candidates, if approved, we may be unable to generate adequate product revenues to achieve such profitability. We may be required to obtain further funding through debt or equity offerings or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts.
Product Revenues, Net
We launched Rhopressa® in the United States in late April 2018 and commenced generating product revenues from sales of Rhopressa® in the second quarter of 2018. We launched Rocklatan® in the United States on May 1, 2019 and commenced generating product revenues from sales of Rocklatan® in the second quarter of 2019. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix and lagged claims. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which may have an impact on earnings in the period of adjustment.
We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercialize such products.
Cost of Goods Sold
Cost of goods sold consists of direct and indirect costs to procure and manufacture product sold, including third-party manufacturing costs. Prior to receiving FDA approval, these costs for Rhopressa® and Rocklatan® were expensed as pre-approval commercial manufacturing expenses (as defined below). We began capitalizing inventory costs for Rhopressa® and Rocklatan® after receipt of FDA approval, and in January 2020, we received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. We expect FDA approval to produce Rhopressa® at our Athlone plant by the end of 2020. The manufacturing plant is expected to begin production of commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in late 2020. Cost of goods sold in 2020 will continue to be favorably impacted by sales of Rhopressa® and Rocklatan® inventory that was expensed prior to FDA approval; however, we do not expect the impact to be material. Further, we expect cost of goods sold in 2020 to be unfavorably impacted by the production of inventory at our Athlone plant as production volumes ramp up towards capacity levels over time.
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
We obtained regulatory approval for the commercial production of Rocklatan® in early 2020 in our Athlone, Ireland, plant as well as approval for our additional API and drug product contract manufacturers during 2019 and early 2020. Accordingly, we expect that our pre-approval commercial manufacturing expenses will decrease in 2020 as compared to 2019, as the cost of commercial product produced by these manufacturers following regulatory approval will be capitalized as inventory.
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
Other (Expense) Income, Net
Other (expense) income primarily includes interest expense, interest income, foreign exchange gains and losses, and other income and expense. Interest expense consists of interest expense under the Convertible Notes and the 2014 Convertible Notes, including the amortization of debt discounts and issuance costs incurred prior to the conversion of the 2014 Convertible Notes on July 23, 2018. Interest expense also includes the amortization of issuance costs and commitment fees incurred on the credit facility entered into on July 23, 2018. Interest income primarily consists of interest earned on our cash, cash equivalents and investments, and amortization of premium and accretion of discount on our investments. Foreign exchange gains and losses are primarily due to the remeasurement of our Euro-denominated liability related to our build-to-suit lease obligation, which is held by a subsidiary with a U.S. dollar functional currency. Other expense includes the value of additional shares of Aerie common stock issued to complete the conversion of the 2014 Convertible Notes in July 2018. See Note 10 to our consolidated financial statements included elsewhere in this report for additional information.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of revenue recognition, leases, acquisitions, stock-based compensation and fair value measurements. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report. The following accounting policies are the most critical in fully understanding and evaluating our reported financial results and affect significant judgments and estimates that we use in the preparation of our financial statements.
Revenue Recognition
Revenue transactions are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). In accordance with ASC Topic 606, we recognize revenue when our customers obtain control of our product for an amount that reflects the consideration we expect to receive from our customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of ASC Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to our customer. Once the contract is determined to be within the scope of ASC

Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.
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
Net product revenues for the year ended December 31, 2019, were derived from sales of Rhopressa® and Rocklatan® in the United States. Product revenue is recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities. Amounts billed or invoiced are included in accounts receivable, net on the consolidated balance sheet. We did not have any contract assets (unbilled receivables) at December 31, 2019, as customer invoicing generally occurs before or at the time of revenue recognition. We did not have any contract liabilities at December 31, 2019, as we did not receive payments in advance of fulfilling our performance obligations to our customers.
Net product revenue is typically recognized when the distributors obtain control of our product, which occurs at a point in time, typically upon delivery of Rhopressa® to the distributors. For the year ended December 31, 2019, three distributors accounted for 36.5%, 33.3% and 28.0% of total revenues, respectively. We evaluate the creditworthiness of each of our distributors to determine whether it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur. We do not assess whether a contract has a significant financing component if the expectation is such that the period between the transfer of the promised goods to the customer and the receipt of payment will be less than one year. Standard credit terms do not exceed 75 days.
We calculate our net product revenue based on the wholesale acquisition cost that we charge our distributors for Rhopressa® and Rocklatan® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix and lagged claims. Provisions for revenue reserves reduced product revenues by $105.9 million and $19.6 million in aggregate for the years ended December 31, 2019 and 2018, respectively, a significant portion of which related to commercial and Medicare Part D rebates. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.
Trade Discounts and Allowances: We generally provide discounts on sales of Rhopressa® and Rocklatan® to our distributors for prompt payment and pay fees for distribution services and for certain data that distributors provide to us. We expect our distributors to earn these discounts and fees, and accordingly deduct the full amount of these discounts and fees from our gross product revenues at the time such revenues are recognized.
Rebates, Chargebacks and Other Discounts: We contract with Third-party Payers for coverage and reimbursement of Rhopressa® and Rocklatan®. We estimate the rebates and chargebacks we expect to be obligated to provide to Third-party Payers and deduct these estimated amounts from our gross product revenue at the time the revenue is recognized. We estimate the rebates and chargebacks that we expect to be obligated to provide to Third-party Payers based upon (i) our contracts and negotiations with these Third-party Payers, (ii) estimates regarding the payer mix for Rhopressa® and Rocklatan® based on third-party data and utilization, (iii) inventory held by distributors and (iv) estimates of inventory held at the retail channel. Other discounts include our co-pay assistance programs for commercially-insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to pay associated with product that has been recognized as revenue.
Product Returns: We estimate the amount of Rhopressa® and Rocklatan® that will be returned and deduct these estimated amounts from our gross revenue at the time the revenue is recognized. We currently estimate product returns based on historical industry information regarding rates for comparable pharmaceutical products and product portfolios, the estimated remaining shelf life of Rhopressa® and Rocklatan® shipped to distributors, and contractual agreements with our distributors intended to limit the amount of inventory they maintain. Reporting from the distributors includes distributor sales and inventory held by distributors, which provide us with visibility into the distribution channel to determine when product would be eligible to be returned.
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
The standard has been implemented using the optional transitional method and we elected to utilize certain practical expedients. In electing the optional transition method, we were required to recognize and measure operating leases existing at, or entered into after, the adoption date. We utilized an incremental borrowing rate on the adoption date to determine the present value of the remaining operating lease assets and liabilities. Prior period results have not been restated. See Note 2 to our consolidated financial statements included elsewhere in this report for further discussion.
Acquisitions
We evaluate acquisitions to determine whether the acquisition is a business combination or an acquisition of assets under ASC Topic 805: Business Combinations (“ASC Topic 805”). Business combinations are accounted for using the acquisition method of accounting, whereby assets acquired and liabilities assumed are recorded as of the acquisition date at their respective fair values and any excess of the fair value of the consideration transferred over the fair value of the net assets acquired is recorded as goodwill. In an asset acquisition that does not constitute a business, no goodwill is recognized, and the net assets acquired are generally recorded at cost. In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), effective for us beginning on January 1, 2018. The ASU clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new standard was effective for us beginning on January 1, 2018; however, we elected to early adopt this ASU as of July 1, 2017. Under ASC Topic 805, including the provisions of ASU 2017-01, the October 4, 2017 transaction to acquire assets from Envisia was determined to meet the criteria of an asset acquisition rather than a business combination, resulting in a $24.8 million charge to research and development expense on the consolidated statement of operations and comprehensive loss in the three months ended December 31, 2017 for acquired in-process research and development (“IPR&D”). The December 2019 transaction to acquire Avizorex was determined to meet the criteria of an asset acquisition rather than a business combination, resulting in a $10.2 million charge to research and development expense on the consolidated statement of operations and comprehensive loss in the three months ended December 31, 2019 for acquired IPR&D. Significant judgment is required in estimating the fair value of intangible assets and in a determination of whether an acquisition is a business combination or an acquisition of assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain.
Stock-Based Compensation
We recognize compensation costs related to stock options granted to employees ratably over the requisite service period, which in most cases is the vesting period of the award for employees, based on the estimated fair value of the awards on the date of grant. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of the awards granted to non-employees is remeasured each period until the related service is complete. The fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSU”), including restricted stock awards with non-market performance and service conditions (“PSAs”), are determined based on the fair value of our common stock on the date of grant. Compensation expense related to RSAs and RSUs are recognized ratably over the vesting period. As the PSAs have multiple performance conditions, compensation expense is recognized for each vesting tranche over the respective requisite service period of each tranche if and when we deem it probable that the performance conditions will be satisfied. Compensation expense for stock purchase rights under our employee stock purchase plan is measured and recognized on the date that we become obligated to issue shares of our common stock and is based on the difference between the fair value of our common stock and the purchase price on such date. The fair value of the stock appreciation rights (“SARs”) is estimated using the Black-Scholes option pricing model and is marked to market through stock-based compensation expense. SARs are liability-based awards as they may only be settled in cash.
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

Key weighted average assumptions utilized in the fair value calculation for the underlying common stock as of December 31, 2019, 2018 and 2017 appear in the table below.

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	74%	78%	84%
Risk-free interest rate	1.9%	2.7%	2.0%
Dividend yield	—	—	—
Fair Value Measurements
We record certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. In September 2019, we issued an aggregate principal amount of $316.25 million of

Convertible Notes. The estimated fair value of the liability component of the Convertible Notes was determined based on a discounted cash flow analysis and a binomial lattice model. The valuation required the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the stock price volatility and bond yield. The use of alternative market assumptions and estimation methodologies could have had an effect on these estimates of fair value. See Note 10 to our consolidated financial statements included elsewhere in this report for additional information.

Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
The following table summarizes the results of our operations for the years ended December 31, 2019 and 2018:

	YEAR ENDED DECEMBER 31,		CHANGE	% CHANGE
	2019	2018
	(in thousands, except percentages)
Product revenues, net	$69,888	$24,181	$45,707	*
Total revenues, net	69,888	24,181	45,707	*
Costs and expenses:
Cost of goods sold	4,833	641	4,192	*
Selling, general and administrative expenses	138,402	120,614	17,788	15%
Pre-approval commercial manufacturing	22,767	26,545	(3,778)	(14)%
Research and development expenses	91,378	86,123	5,255	6%
Total costs and expenses	257,380	233,923	23,457	10%
Loss from operations	(187,492)	(209,742)	22,250	(11)%
Other (expense) income, net	(12,179)	(22,824)	10,645	*
Loss before income taxes	$(199,671)	$(232,566)	$32,895	(14)%
*Percentage not meaningful
Product revenues, net
Product revenues, net was $69.9 million and $24.2 million for the years ended December 31, 2019 and 2018, respectively. Revenues recorded during the year ended December 31, 2019 relate to sales of Rhopressa® and Rocklatan®, which we launched in the United States in late April 2018 and in early May 2019, respectively. Revenues recorded during the year ended December 31, 2018 relate to the sales of Rhopressa®, which was our first product to receive regulatory approval. We did not generate any revenues prior to the second quarter of 2018.
Cost of goods sold
Cost of goods sold was $4.8 million for the year ended December 31, 2019. Our gross margin percentage of 93.1% was favorably impacted during the year ended December 31, 2019 by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the year ended December 31, 2019 was valued at cost, our gross margin for the period then ended would have been 92.1%. Further, our gross margin for the year ended December 31, 2019 was unfavorably impacted by approximately 2.1% primarily due to excess inventory write-off.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $17.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily associated with the expansion of our employee base to support the growth of our operations, as well as sales and marketing expenses incurred in connection with our commercial launches of Rhopressa® and Rocklatan®.
Employee-related expenses increased by $10.7 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to increased headcount as a result of expanding our sales force in 2018 to support our commercial launches of Rhopressa® and Rocklatan® in the United States. Employee-related expenses also included an increase in stock-based compensation expense of $4.0 million. Selling and marketing expenses increased by $4.4 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 related to our commercialization of Rhopressa® and Rocklatan®, which we launched in the United States in late April 2018 and in early May 2019, respectively.
Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses decreased by $3.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Expenses were lower due to the receipt of regulatory approval of our API and drug product contract manufacturers, which began to supply commercial API and product, respectively, in the second quarter of 2019, as the cost of commercial API and product, respectively, produced by these manufacturers following regulatory approval were capitalized as inventory. These costs were partially offset by an increase of costs related to our manufacturing plant in Ireland, of which we completed the build-out in the second quarter of 2019.
Research and development expenses
Research and development expenses increased by $5.3 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase is primarily comprised of $10.2 million of expense related to the acquisition of Avizorex and an increase of $5.1 million of employee-related expenses, including stock-based compensation. These increased expenses were partially offset by a decrease of $9.0 million related to our expanded collaboration agreement with DSM, of which $6.0 million was paid to DSM upon execution of the agreement in July 2018.
Research and development activities for the year ended December 31, 2019 were comprised primarily of clinical expenses related to Rocklatan® and retinal studies associated with AR-1105 and AR-13503, as well as the Phase 2 clinical trial in Japan for Rhopressa®. Research and development expenses for Rhopressa® totaled $8.9 million and $10.7 million for the years ended December 31, 2019 and 2018, respectively. The $1.8 million decrease in expenses for Rhopressa® for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily related to costs incurred in 2018 in connection with the MAA in Europe. Research and development expenses for Rocklatan® totaled $8.4 million and $6.3 million for the years ended December 31, 2019 and 2018, respectively. The $2.1 million increase in expenses for Rocklatan® for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily relate to costs incurred in 2019 related to the Mercury 3 registration trial in Europe.
Other (expense) income, net
Other (expense) income, net consists of the following:

	YEAR ENDED DECEMBER 31		CHANGE	% CHANGE
	2019	2018
	(in thousands, except percentages)
Interest income	$2,970	$3,429	$(459)	(13)%
Interest expense	(15,255)	(2,531)	(12,724)	*
Other income (expense)	106	(23,722)	23,828	*
Other (expense) income, net	$(12,179)	$(22,824)	$10,645	*
*Percentage not meaningful
Other (expense) income, net changed by $10.6 million in decreased net expense for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The change was primarily related to the value of the additional 329,124 shares of Aerie common stock issued to Deerfield in the amount of $24.1 million, which was recorded as other expense during the third quarter of 2018 in connection with the induced conversion of the entire outstanding principal amount of the 2014 Convertible Notes in July 2018. In addition, interest expense increased by $12.7 million, primarily due to the amortization of issuance costs and fees incurred on the July 2018 and May 2019 tranches of the credit facility, which was terminated in September 2019, as well as the stated interest and amortization of debt discount and issuance costs related to the Convertible Notes. This increase in interest expense was partially offset by costs incurred in the prior year for debt discount and issuance costs related to our 2014 Convertible Notes through the date of conversion in July 2018 and amortization of issuance costs and fees incurred on the July 2018 tranche of the credit facility.

Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities and the issuance of convertible notes. We commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our products are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercialize such products.
Sources of Liquidity
Since our initial public offering in October 2013, we have:

•	issued $125.0 million aggregate principal amount of the 2014 Convertible Notes, which was subsequently converted into shares of Aerie’s common stock in July 2018;

•
issued approximately 11.0 million shares of our common stock through December 31, 2017, for which we received net proceeds of approximately $351.3 million, after deducting fees and expenses. This includes approximately $207.7 million of net proceeds from our prior “at-the-market” sales agreements, of which approximately $61.1 million were received during the year ended December 31, 2017, and approximately $143.6 million of net proceeds from the issuance of shares of our common stock pursuant to underwriting agreements, related to registered public offerings, of which approximately $72.7 million were received during the year ended December 31, 2017;

•
issued approximately 2.3 million additional shares of our common stock during the year ended December 31, 2018, for which we received net proceeds of approximately $136.4 million, after deducting fees and expenses. This includes approximately $62.3 million of net proceeds from our “at-the-market” sales agreement (“ATM”) and approximately $74.1 million of net proceeds from the issuance of shares of our common stock pursuant to an underwriting agreement, dated January 23, 2018, related to a registered public offering;

•
commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019. Product revenues, net amounted to $69.9 million and $24.2 million for the years ended December 31, 2019 and 2018, respectively. Accounts receivable, net amounted to $38.4 million and $2.7 million as of December 31, 2019 and 2018, respectively; and

•	issued $316.25 million aggregate principal amount of Convertible Notes.
As of December 31, 2019, our principal sources of liquidity were our cash and cash equivalents and investments, which totaled approximately $309.2 million. In September 2019, we issued an aggregate principal amount of $316.25 million of the Convertible Notes and simultaneously terminated our credit facility. See Note 10 to our consolidated financial statements included elsewhere in this report for additional information. We believe that our cash and cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months. See “—Operating Capital Requirements.”
Cash Flows
The following table summarizes our sources and uses of cash:

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Net cash (used in) provided by:	(in thousands)
Operating activities	$(150,430)	$(152,576)	$(93,213)
Investing activities	(183,247)	20,789	(42,807)
Financing activities	274,799	137,036	135,644
Net increase (decrease) in cash and cash equivalents	$(58,878)	$5,249	$(376)

Operating Activities
During the year ended December 31, 2019, net cash used in operating activities of $150.4 million related to a net loss of $199.6 million, adjusted for non-cash items of $73.1 million primarily related to stock-based compensation expense, amortization and accretion and depreciation, partially offset by a net cash outflow of $24.0 million related to changes in operating assets and liabilities.
During the year ended December 31, 2018, net cash used in operating activities of $152.6 million related to a net loss of $232.6 million, adjusted for non-cash items of $66.6 million primarily related to stock-based compensation expense, induced conversion of the 2014 Convertible Notes in July 2018, amortization and accretion and depreciation, partially offset by a net cash inflow of $13.4 million related to changes in operating assets and liabilities.
During the year ended December 31, 2017, net cash used in operating activities of $93.2 million related to a net loss of $145.1 million, adjusted for non-cash items of $53.2 million primarily related to stock-based compensation expense, acquisition of Envisia assets expensed to research and development and depreciation, partially offset by a net cash outflow of $1.3 million related to changes in operating assets and liabilities.
Investing Activities
During the year ended December 31, 2019, our investing activities used net cash of $183.2 million primarily related to purchases of available-for-sale investments of $165.5 million, purchases of property, plant and equipment of $10.0 million, primarily related to the completion of the build-out of our manufacturing plant in Ireland and $7.8 million related to the acquisition of Avizorex.
During the year ended December 31, 2018, our investing activities provided net cash of $20.8 million primarily related to purchases of available-for-sale investments of $56.2 million, purchases of property, plant and equipment of $31.3 million, primarily related to the build-out of our manufacturing plant in Ireland, which were partially offset by sales and maturities of investments of $108.3 million.
During the year ended December 31, 2017, our investing activities used net cash of $42.8 million primarily related to purchases of available-for-sale investments of $104.5 million and purchases of property, plant and equipment of $16.0 million to support the growth of our operations and a $10.5 million cash payment for the acquisition of assets from Envisia, which were partially offset by sales and maturities of investments of $88.2 million.
Financing Activities
During the years ended December 31, 2019, 2018 and 2017, our financing activities provided net cash of $274.8 million, $137.0 million and $135.6 million, respectively. The net cash provided by financing activities during the year ended December 31, 2019 was primarily related to the $308.3 million of net proceeds from the issuance of Convertible Notes, partially offset by $32.9 million payment in premiums for the capped call options. The net cash provided by financing activities during the years ended December 31, 2018 and 2017 was primarily related to the issuance and sale of common stock under our prior “at-the-market” sales agreements and under underwriting agreements related to registered public offerings, from which we received net proceeds of approximately $136.0 million and $134.2 million, respectively.
Operating Capital Requirements
We expect to incur ongoing operating losses until such a time when Rhopressa® or Rocklatan® or any other product, if approved in the future, generates adequate revenues to render Aerie profitable.
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
We believe that our cash and cash equivalents and investments and projected cash flows from revenues will provide sufficient resources to support our operations through at least the next twelve months. We are required to make semi-annual interest payments in cash in arrears on the Convertible Notes at a rate of 1.50% per annum on April 1 and October 1 of each year, beginning on April 1, 2020.

Our future funding requirements will depend on many factors, including, but not limited to the following:

•	commercial performance of Rhopressa® and Rocklatan® or any current or future product candidates, if approved;

•	costs of commercialization activities for Rhopressa® and Rocklatan® and any current or future product candidates, if approved;

•	costs of building inventory to support sales growth and other associated working capital needs;

•	costs, timing and outcome of seeking regulatory approval;

•	timing and costs of our ongoing and future clinical trials and preclinical studies including those related to our international expansion;

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
We based our projections on assumptions that may prove to be incorrect or unreliable or may change due to circumstances beyond our control, and as a result, we may consume our available capital resources earlier than we originally projected. Accordingly, we may be required to obtain further funding through debt or equity offerings or other sources. If such funding is required, we cannot guarantee that it will be available to us on favorable terms, if at all.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant NOLs since our inception in June 2005. We expect to continue to incur NOLs until such a time when Rhopressa® or Rocklatan® or any other product, if approved in the future, generates adequate revenues to render Aerie profitable. We launched Rhopressa® in the United States at the end of April 2018 and Rocklatan® in May 2019. As a result, we commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019; however, we did not generate taxable income in 2018 or 2019. The NOLs may be utilized to offset taxable income generated in the future.
As of December 31, 2019, we had federal and state NOL carryforwards of approximately $495.6 million and $510.3 million, respectively. Federal NOLs that arose prior to 2018 and state NOLs will begin to expire at various dates beginning in 2031 and 2024, respectively. Federal NOLs that arose on or after January 1, 2018, can be carried forward indefinitely to be utilized against future income, but can only be used to offset a maximum of 80% of our federal taxable income in any year. As of December 31, 2018, we had foreign NOL carryforwards of $68.1 million, which are available solely to offset taxable income of our foreign subsidiaries, subject to any applicable limitations under foreign law.
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
In December 2017, the Tax Act was signed into law and enacted significant changes to the Internal Revenue Code of 1986, as amended. This new tax legislation, among other changes, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Under U.S. GAAP, deferred tax assets and liabilities are required to be revalued during the period in which the new tax legislation is enacted, which resulted in the remeasurement of our federal deferred tax assets and liabilities as of December 31, 2017 to reflect the effects of the enacted changes in tax rate. As we provide a full valuation allowance on our net deferred tax assets, there was no impact to income tax expense in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2017 as a result of the remeasurement. The Tax Act also repealed the corporate AMT for tax years beginning after December 31, 2017 and provides that existing AMT credit carryovers are refundable in tax years beginning after December 31, 2017. We have approximately $1.1 million of AMT credit carryovers that we expect to be fully refunded between 2020 and 2022. The Tax Act also limits various business deductions, including the interest deduction, modifies the maximum deduction of NOLs and includes various international tax provisions. Many provisions in the Tax Act were generally effective in tax years beginning in 2018, and we will continue to analyze additional information and guidance related to certain aspects of the Tax Act in assessing the potential impact on Aerie in the future.
Indebtedness
In September 2019, we issued an aggregate principal amount of $316.25 million of Convertible Notes and simultaneously terminated the credit facility. No funds were drawn on the credit facility at the time of termination.
The Convertible Notes are senior, unsecured obligations with interest payable semi-annually in cash in arrears at a rate of 1.50% per annum on April 1 and October 1 of each year, beginning on April 1, 2020. The Convertible Notes will mature on October 1, 2024 unless they are redeemed, repurchased or converted prior to such date. Prior to April 1, 2024, the Convertible Notes will be convertible at the option of holders only during certain periods and upon satisfaction of certain conditions. On and after April 1, 2024, the Convertible Notes will be convertible at the option of the holders any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in shares of our common stock, cash or a combination, thereof, at our election. We currently intend to settle the principal and interest amounts of the Convertible Notes in cash. See Note 10 to our consolidated financial statements appearing elsewhere in this report for more information.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2019:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
	(in thousands)
Lease obligations(1)	$24,826	$5,738	$5,893	$3,341	$9,854
Convertible Notes(2)	316,250	—		316,250	—
Purchase obligations(3)	24,929	7,357	14,906	2,666	—
	$366,005	$13,095	$20,799	$322,257	$9,854

(1)
Our lease obligations are primarily related to our principal executive office and research facility in Durham, North Carolina, and corporate offices in Bedminster, New Jersey, Irvine, California and other foreign offices. Additionally, the table reflects rental payments related to a lease agreement we entered into in January 2017 for a new manufacturing plant in Athlone, Ireland, under which we are leasing approximately 30,000 square feet of interior floor space. We completed the build-out of our manufacturing plant in the second quarter of 2019. We are permitted to terminate the lease agreement beginning in September 2027. Obligations denominated in foreign currencies have been translated to U.S. dollars at the foreign exchange rates in effect at December 31, 2019.

(2)
In September 2019, we issued Convertible Notes, which mature on October 1, 2024 and bear interest at a rate of 1.50% per annum. Refer to Note 10 to our consolidated financial statements included elsewhere in this report for further information.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Given the short-term nature of our cash and cash equivalents and investments, we do not believe that a change in market interest rates would have a material impact on our financial condition or results of operations. We do not currently engage in any hedging activities against changes in interest rates.
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies but has a U.S. dollar functional currency. We do not currently have a foreign currency hedging program. To date and during the year ended December 31, 2019, foreign currency exposure and foreign currency financial instruments have not been material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information set forth in the sections titled “Nominees for Election as Directors,” “Information About Our Executive Officers,” “Directors Continuing in Office,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics” and “Information about the Board of Directors and Corporate Governance - Audit Committee” in our Proxy Statement.
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

4.1
Indenture, dated as of September 9, 2019, by and between Aerie Pharmaceuticals, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2019 (File No. 001-36152)).

4.2
Form of 1.50% Convertible Senior Note due 2024 (included within the Indenture filed as Exhibit 4.1 and incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 10, 2019 (File No. 001-36152)).

4.3*	Description of the Registrant’s Securities.

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

10.23*	Employment Agreement, dated as of October 7, 2019, by and between Aerie Pharmaceuticals, Inc. and David Hollander.

10.24	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on November 7, 2019 (File No. 001-36152)).

10.25	Form of Additional Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed on November 7, 2019 (File No. 001-36152)).

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

10.30*	Form of Aerie Pharmaceuticals, Inc. Restricted Stock Unit Award Agreement.

10.31*	Amendment to Aerie Pharmaceuticals, Inc. Second Amended & Restated Inducement Award Plan.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Database.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File.

†	Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.
*	Filed herewith.

**	Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017 (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (v) Notes to Consolidated Financial Statements.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: February 24, 2020	By:	/S/ VICENTE ANIDO, JR., PH.D.
Vicente Anido, Jr., Ph.D.
Chief Executive Officer, Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ VICENTE ANIDO, JR., PH.D.	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 24, 2020
Vicente Anido, Jr., Ph.D.

/S/ RICHARD J. RUBINO	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2020
Richard J. Rubino

/S/ GERALD D. CAGLE, PH.D.	Director	February 24, 2020
Gerald D. Cagle, Ph.D.

/S/ RICHARD CROARKIN	Director	February 24, 2020
Richard Croarkin

/S/ MECHIEL M. DU TOIT	Director	February 24, 2020
Mechiel M. du Toit

/S/ MURRAY A. GOLDBERG	Director	February 24, 2020
Murray A. Goldberg

/S/ DAVID W. GRYSKA	Director	February 24, 2020
David W. Gryska

/S/ BENJAMIN F. MCGRAW III, PHARM. D.	Director	February 24, 2020
Benjamin F. McGraw III, Pharm. D.

/S/ JULIE MCHUGH	Director	February 24, 2020
Julie McHugh

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AERIE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Aerie Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aerie Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Provisions for Revenue Reserves - Commercial and Medicare Part D Rebates
As described in Notes 2 and 3 to the consolidated financial statements, product revenues are recorded net of provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to third-party payers, estimated payments for Medicare Part D prescription drug program coverage gap, patient co-pay program coupon utilization, chargebacks and other discount programs, and (iii) reserves for expected product returns. Management estimates the rebates and chargebacks it expects to be obligated to provide to third-party payers and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. Provisions for revenue reserves reduced product revenues by $105.9 million in aggregate for the year ended December 31, 2019, a significant portion of which related to commercial and Medicare Part D rebates. Management estimates the rebates and chargebacks based on contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix, and lagged claims.
The principal considerations for our determination that performing procedures relating to provisions for revenue reserves - commercial and Medicare Part D rebates is a critical audit matter are there was significant judgment by management due to the significant measurement uncertainty involved in developing the provisions, as the estimate is based on significant assumptions related to forecasted customer mix and lagged claims. This in turn led to a high degree of auditor judgment, subjectivity, and effort in applying procedures relating to these assumptions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to rebates for the commercial and Medicare Part D programs, including controls over the assumptions used to estimate the provisions for these rebates. These procedures also included, among others, developing an independent estimate of the commercial and Medicare Part D rebates by utilizing third-party data on forecasted customer mix, the terms of the specific rebate programs, and the trend of lagged claims. The independent estimate was compared to the rebates recorded by management to evaluate the reasonableness of management’s estimate. Additionally, these procedures included testing a sample of actual rebate claims paid and evaluating those claims for consistency with the contractual terms of the Company’s rebate agreements.
Valuation of and Accounting for Convertible Notes Transactions at Issuance
As described in Notes 2 and 10 to the consolidated financial statements, in September 2019, the Company issued convertible notes with an aggregate principal amount of $316.25 million to qualified institutional buyers. Management separately accounts for the liability and equity components of convertible notes transactions that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. Additionally, in September 2019, the Company bought capped call options from financial institutions for a total of $32.9 million in premiums to minimize the impact of potential dilution of the Company’s common stock upon conversion of its convertible notes. The capped call options meet the definition of a derivative, however, qualify for derivative scope exception for instruments indexed to a company’s own stock. Accordingly, the premiums for the capped call options were recorded as additional paid-in capital on the Company’s consolidated balance sheet as the options are settleable in Aerie common stock at the election of the Company. As disclosed by management, the estimated fair value of the liability component of the convertible notes was $187.9 million at the time of issuance, and was determined based on a discounted cash flow analysis and a binomial lattice model. The valuation required the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the stock price volatility and bond yield. The equity component was approximately $128.4 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.
The principal considerations for our determination that performing procedures relating to the valuation of and accounting for convertible notes transactions at issuance is a critical audit matter are there was significant judgment by management to determine the accounting for the embedded conversion and capped call options, which included allocating the proceeds from issuance between the liability component and the embedded conversion option in accordance with accounting for convertible debt instruments that may be settled in cash, and the determination of whether the capped call options met the definition of a derivative and qualified for derivative scope exception for instruments indexed to a company’s own stock. There was also significant judgment by management to estimate the fair value of the convertible notes due to the use of a discounted cash flow analysis and binomial lattice model, which included significant assumptions related to the stock price volatility and bond yield. This in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence obtained related to the valuation and accounting for the convertible notes transactions, and the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the convertible notes transactions, including controls over the management’s valuation method, significant assumptions, and data, and controls relating to the accounting for the convertible notes transactions, including controls over the review and documentation of related technical accounting guidance considered. These procedures also included, among others, (i) reading the convertible notes transactions agreements, and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the accounting for the convertible notes, and to assist in developing an independent range of values for the convertible notes and comparison of management’s estimate to the independently developed range. Developing the independent estimate involved evaluating the binomial lattice model used by management, including relevant data and related significant assumptions such as bond yield, and independently developing the stock price volatility significant assumptions.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 24, 2020
We have served as the Company’s auditor since 2011.

AERIE PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	DECEMBER 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$143,940	$202,818
Short-term investments	165,250	—
Accounts receivable, net	38,354	2,715
Inventory	21,054	10,112
Prepaid expenses and other current assets	7,744	4,530
Total current assets	376,342	220,175
Property, plant and equipment, net	58,147	60,525
Operating lease right-of-use assets	16,523	—
Other assets	1,596	4,344
Total assets	$452,608	$285,044
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,770	$12,403
Accrued expenses and other current liabilities	65,376	38,381
Operating lease liabilities	5,502	—
Total current liabilities	83,648	50,784
Convertible notes, net	188,651	—
Long-term operating lease liabilities	12,102	—
Other non-current liabilities	1,257	6,454
Total liabilities	285,658	57,238
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of December 31, 2019 and December 31, 2018; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2019 and December 31, 2018; 46,464,669 and 45,478,883 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	46	45
Additional paid-in capital	1,062,996	924,180
Accumulated other comprehensive loss	(92)	—
Accumulated deficit	(896,000)	(696,419)
Total stockholders’ equity	166,950	227,806
Total liabilities and stockholders’ equity	$452,608	$285,044
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Product revenues, net	$69,888	$24,181	$—
Total revenues, net	69,888	24,181	—
Costs and expenses:
Cost of goods sold	4,833	641	—
Selling, general and administrative	138,402	120,614	56,905
Pre-approval commercial manufacturing	22,767	26,545	16,710
Research and development	91,378	86,123	72,078
Total costs and expenses	257,380	233,923	145,693
Loss from operations	(187,492)	(209,742)	(145,693)
Other (expense) income, net	(12,179)	(22,824)	(1,170)
Loss before income taxes	(199,671)	(232,566)	(146,863)
Income tax (benefit) expense	(90)	3	(1,758)
Net loss	$(199,581)	$(232,569)	$(145,105)
Net loss per common share—basic and diluted	$(4.39)	$(5.58)	$(4.11)
Weighted average number of common shares outstanding—basic and diluted	45,427,154	41,663,958	35,324,472

Net loss	$(199,581)	$(232,569)	$(145,105)
Unrealized (loss) gain on available-for-sale investments	(92)	28	40
Comprehensive loss	$(199,673)	$(232,541)	$(145,065)
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2016	33,458,607	$33	$422,002	$(68)	$(316,623)	$105,344
Issuance of common stock, net of discounts, commissions and expenses of $3,458	2,506,387	2	133,810	—	—	133,812
Issuance of common stock upon exercise of stock purchase rights	27,953	—	1,050	—	—	1,050
Issuance of common stock upon exercise of stock options	201,592	1	827	—	—	828
Issuance of common stock for restricted stock awards, net	489,952	1	(751)	—	—	(750)
Shares issued for asset acquisition	263,146	—	14,302	—	—	14,302
Stock-based compensation	—	—	26,078	—	—	26,078
Other comprehensive income	—	—	—	40	—	40
Net loss	—	—	—	—	(145,105)	(145,105)
Balances at December 31, 2017	36,947,637	37	597,318	(28)	(461,728)	135,599
Cumulative effect adjustment from adoption of ASU 2016-16	—	—	—	—	(2,122)	(2,122)
Issuance of common stock, net of commissions and expenses of $1,345	2,313,824	2	136,443	—	—	136,445
Issuance of common stock upon exercise of stock purchase rights	34,193	—	1,401	—	—	1,401
Issuance of common stock upon exercise of stock options and warrants	597,777	1	4,250	—	—	4,251
Issuance of common stock for restricted stock awards, net	216,005	—	(2,172)	—	—	(2,172)
Issuance of shares upon conversion of 2014 Convertible Notes	5,369,447	5	148,078	—	—	148,083
Stock-based compensation	—	—	38,862	—	—	38,862
Other comprehensive income	—	—	—	28	—	28
Net loss	—	—	—	—	(232,569)	(232,569)
Balances at December 31, 2018	45,478,883	45	924,180	—	(696,419)	227,806
Issuance of common stock upon exercise of stock options and warrants	612,759	—	3,140	—	—	3,140
Issuance of common stock upon exercise of stock purchase rights	42,611	—	979	—	—	979
Issuance of common stock for restricted stock awards, net	330,416	1	(2,630)	—	—	(2,629)
Stock-based compensation	—	—	45,551	—	—	45,551
Other comprehensive loss	—	—	—	(92)	—	(92)
Equity component of Convertible Notes, net of issuance costs of $3,725	—	—	124,666	—	—	124,666
Payment for capped call share options	—	—	(32,890)	—	—	(32,890)
Net loss	—	—	—	—	(199,581)	(199,581)
Balances at December 31, 2019	46,464,669	$46	$1,062,996	$(92)	$(896,000)	$166,950
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(199,581)	$(232,569)	$(145,105)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,138	2,442	1,410
Amortization and accretion	12,976	1,646	315
Acquisition of assets expensed to research and development	10,171	—	24,802
Stock-based compensation	45,093	38,728	26,078
Induced conversion of 2014 Convertible Notes	—	24,059	—
Other non-cash	(271)	(270)	601
Changes in operating assets and liabilities
Accounts receivable, net	(35,639)	(2,715)	—
Inventory	(10,257)	(9,689)	—
Prepaid, current and other assets	(2,144)	(791)	(2,239)
Accounts payable, accrued expenses and other current liabilities	28,766	26,583	925
Operating lease liabilities	(4,682)	—	—
Net cash used in operating activities	(150,430)	(152,576)	(93,213)
Cash flows from investing activities
Acquisition of assets	(7,835)	—	(10,500)
Purchase of available-for-sale investments	(165,454)	(56,195)	(104,490)
Proceeds from sales and maturities of investments	—	108,297	88,153
Purchase of property, plant and equipment	(9,958)	(31,313)	(15,970)
Net cash (used in) provided by investing activities	(183,247)	20,789	(42,807)
Cash flows from financing activities
Proceeds from sale of common stock, net	—	135,972	134,215
Proceeds related to issuance of stock for stock-based compensation arrangements, net	684	3,630	1,429
Proceeds from exercise of warrants	761	—	—
Proceeds from convertible notes, net of issuance costs	308,349	—	—
Payments of issuance costs	(1,769)	(1,883)	—
Payment for capped call options	(32,890)	—	—
Other financing	(336)	(683)	—
Net cash provided by financing activities	274,799	137,036	135,644
Net change in cash and cash equivalents	(58,878)	5,249	(376)
Cash and cash equivalents, at beginning of period	202,818	197,569	197,945
Cash and cash equivalents, at end of period	$143,940	$202,818	$197,569
Supplemental disclosures
Cash paid for interest	$6,496	$1,774	$2,188
Non-cash investing and financing activities:
Conversion of convertible notes to common stock (Note 10)	$—	$148,078	$—
Equity issued for Envisia Asset Acquisition	$—	$—	$14,302
Liabilities incurred from Avizorex Asset Acquisition	$1,186	$—	$—
Purchases of property, plant and equipment in accounts payable and accrued expense and other current liabilities	$771	$3,526	$4,176
Acquisition of capital lease obligation	$—	$—	$689
Deferred costs from the sale of common stock	$—	$—	$403
Build-to-suit lease transaction (Note 7)
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Notes to the Consolidated Financial Statements

1.    The Company
Aerie Pharmaceuticals, Inc. (“Aerie”), with its wholly-owned subsidiaries, Aerie Distribution, Inc., Aerie Pharmaceuticals Limited and Aerie Pharmaceuticals Ireland Limited (“Aerie Distribution,” “Aerie Limited” and “Aerie Ireland Limited,” respectively, together with Aerie, the “Company”), is an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, dry eye, retinal diseases and potentially other diseases of the eye. The Company has its principal executive offices in Durham, North Carolina, and operates as one business segment.
The Company has two U.S. Food and Drug Administration (“FDA”) approved products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”). Rhopressa® is a once-daily eye drop designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, the most widely-prescribed drug for the treatment of patients with open-angle glaucoma. The Company is commercializing Rhopressa®, which was launched in the United States at the end of April 2018, and Rocklatan®, which was launched in the United States in May 2019. In November 2019, the Company released topline data from its Phase 4 Multi-center Open-label Study (“MOST”), which observed Rhopressa® efficacy in various real-world clinical settings, including as an adjunctive product and monotherapy. The results indicated positive IOP reduction in all settings, along with a favorable tolerability profile. In addition to actively promoting the products in the United States, the Company is pursuing its strategy to obtain regulatory approval for Rhopressa® and Rocklatan® in Europe and Japan. Rhopressa® and, if approved, Rocklatan® will be marketed under the names Rhokiinsa® and Roclanda®, respectively, in Europe.
In Europe, Rhokiinsa® was granted a centralised marketing authorisation by the European Commission (“EC”) in November 2019 and the Marketing Authorisation Application (“MAA”) for Roclanda® was accepted by the European Medicines Agency (“EMA”) in December 2019. The Phase 3 registration trial for Roclanda®, named Mercury 3, is a six-month efficacy and safety trial designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe of bimatoprost (a PGA), and timolol (a beta blocker). If successful, Mercury 3 is expected to improve the commercialization prospects of Roclanda® in Europe; it is not required for regulatory approval. The Mercury 3 results are expected to be an important determinant as the Company evaluates the commercialization and profitability potential of Rhokiinsa® and Roclanda® in Europe. The Company currently expects to read out topline 90-day efficacy data for the trial in the second half of 2020.
In Japan, with respect to the clinical progress of Rhopressa®, the Company completed a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a Phase 2 clinical trial conducted in Japan. These studies were designed to meet the requirements of Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) for potential regulatory submission of Rhopressa® in Japan. Topline results of the Phase 2 trial indicated positive efficacy and tolerability in the patient set. Clinical trials for Rocklatan® have not yet begun. The Company expects to move forward with plans for Phase 3 initiation in Japan for Rhopressa®, along with exploring collaboration with a potential partner in Japan to advance the Company’s clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan, and will continue to explore other potential opportunities elsewhere in Eastern Asia.
The Company is also focused on furthering the development of its product candidates focused on dry eye and retinal diseases, particularly AVX-012, AR-1105 and AR-13503 SR, described below. The Company acquired Avizorex Pharma S.L. (“Avizorex”), a Spanish ophthalmic pharmaceutical company, developing therapeutics for the treatment of dry eye disease. The active ingredient in AVX-012 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates ocular surface wetness and blink rate. The Company is planning to initiate a large Phase 2b study in late 2020.
The Company has also acquired worldwide ophthalmic rights to a bio-erodible polymer technology from DSM, a global science-based company headquartered in the Netherlands, and PRINT® (Particle Replication in Non-wetting Templates) implant manufacturing technology, which is a proprietary technology capable of creating precisely-engineered sustained-release products utilizing fully-scalable manufacturing processes, from Envisia Therapeutics Inc. (“Envisia”). Using these technologies, the Company has created a sustained-release ophthalmology platform and is currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-13503 SR. AR-1105 is a dexamethasone steroid implant, for which the Company has completed enrollment in a Phase 2 clinical trial in patients with macular edema due to retinal vein occlusion (“RVO”). The Company is also developing AR-13503, a ROCK and Protein kinase C inhibitor that is the active ingredient in the AR-13503 sustained-release implant. The Investigational New Drug application (“IND”) for AR-13503 SR became effective in April 2019, allowing the Company to initiate human studies in the treatment of neovascular age-related macular degeneration (“nAMD”) and diabetic macular edema (“DME”). The Company initiated a first-in human clinical study for AR-13503 SR in the third quarter of 2019.
In November 2019, the Company entered into a Share Purchase Agreement (the “Agreement”) with Avizorex, under which the Company acquired Avizorex, including its lead product candidate AVX-012, for which Avizorex completed a Phase 2a study in dry eye subjects in 2019. The consideration given for the Avizorex acquisition was $10.2 million. Additionally, the Company agreed to make potential milestone payments of up to an aggregate of $69.0 million, contingent upon the achievement of certain clinical and product regulatory approvals, plus royalties on net sales of any approved products from Avizorex’s development pipeline. Under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805: Business Combinations (“ASC Topic 805”), including the provisions of Accounting Standards Update (“ASU”) 2017-01, the Company accounted for the transaction as an asset acquisition rather than a business combination, and expensed $10.2 million of acquired in-process research and development (“IPR&D”) to research and development in the consolidated statement of operations and comprehensive loss during the three months ended December 31, 2019. In addition, any milestone payments will be recognized only once the contingency is resolved and such amounts are payable.
In October 2017, the Company entered into an Asset Purchase Agreement (the “Envisia Agreement”) with Envisia to acquire the rights to use PRINT® technology in ophthalmology, as well as rights relating to a preclinical dexamethasone steroid implant for the potential treatment of RVO and DME that utilizes the PRINT® technology, referred to as AR-1105. Under the terms of the Envisia Agreement, the Company (a) made an upfront cash payment of $10.5 million and issued 263,146 shares of Aerie’s common stock valued at approximately $14.3 million and (b) agreed to make potential milestone payments of up to an aggregate of $45.0 million, contingent upon the achievement of certain product regulatory approvals. Under the provisions of ASC Topic 805, including the provisions of ASU 2017-01 (see Note 2), the Company accounted for the transaction as an asset acquisition rather than a business combination, and expensed $24.8 million of acquired IPR&D to research and development in the consolidated statement of operations and comprehensive loss during the three months ended December 31, 2017. In addition, any milestone payments will be recognized only once the contingency is resolved and such amounts are payable.
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
The Company commenced generating product revenues related to the sales in the United States of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019. The Company’s activities prior to the commercial launch of Rhopressa® had primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has incurred losses and experienced negative operating cash flows since inception. The Company had previously funded its operations primarily through the sale of equity securities (Note 12) and issuance of convertible notes (Note 10) prior to generating product revenues. In September 2019, the Company issued an aggregate principal amount of $316.25 million of 1.50% convertible senior notes due 2024 (the “Convertible Notes”) and simultaneously terminated its $200 million senior secured delayed draw term loan facility (the “credit facility”). See Note 10 for additional information.
If the Company does not successfully commercialize Rhopressa® and Rocklatan® or any current or future product candidates, if approved, it may not generate sufficient cash flows and may be unable to achieve profitability. Accordingly, the Company may be required to obtain further funding through debt or equity offerings or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on acceptable terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, acquisitions, stock-based compensation and fair value measurements. Actual results could differ from the Company’s estimates.
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment.
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and investments. The Company’s cash and cash equivalents, which include short-term highly liquid investments with original maturities of three months or less, are held at several financial institutions. The Company’s investment policy permits investments in U.S. federal government and federal agency securities, corporate bonds or commercial paper, money market instruments, and certain qualifying money market mutual funds, and places restrictions on credit ratings, maturities, and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments to the extent recorded on the consolidated balance sheet.
The Company relies on its third-party manufacturers to produce the active pharmaceutical ingredient (“API”) and final drug product for Rhopressa® and Rocklatan® and may rely on third-party manufacturers for its current and future product candidates. In addition to the current contract manufacturers, the Company obtained FDA approval for an additional Rhopressa® drug product contract manufacturer in the first quarter of 2019, which began to supply commercial product in the second quarter of 2019. Further, the Company has obtained FDA approval for an additional API contract manufacturer, which began to supply commercial API in the second quarter of 2019. The Company has also received approval of an additional Rocklatan® drug product contract manufacturer in January 2020.
In addition, the Company has established its own manufacturing plant in Athlone, Ireland, for future commercial production of Rocklatan® and Rhopressa®, if approved, and thereafter, potentially Rhokiinsa® and, if approved, Roclanda®. In January 2020, the Company received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. This approval follows a successful pre-approval inspection of the plant and FDA review of the New Drug Application (“NDA”) Prior Approval Supplement (“PAS”), which added the Athlone manufacturing plant as a drug product manufacturer for Rocklatan®. The Company expects FDA approval to produce Rhopressa® at the Athlone plant by the end of 2020. The Company expects to continue to use product sourced from the contract manufacturers in addition to the manufacturing plant in Athlone, Ireland.
Revenue Recognition
The Company accounts for its revenue transactions under FASB ASC Topic 606, Revenue from Contracts with Customers. In accordance with ASC Topic 606, the Company recognizes revenues when its customers obtain control of its product for an amount that reflects the consideration it expects to receive from its customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied.
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
The Company’s net product revenues through December 31, 2019 were generated through sales of Rhopressa®, which was commercially launched in the United States at the end of April 2018, and sales of Rocklatan®, which was commercially launched in the United States in May 2019. Product revenue is recorded net of trade discounts, allowances, commercial and government rebates, co-pay program coupons, chargebacks, U.S. government funding requirements for the coverage gap (commonly called the “donut hole”) portion of the Medicare Part D program and estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix and lagged claims. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See Note 3 for additional information.
Cash Equivalents
The Company’s cash and cash equivalents are held at several financial institutions. The Company considers money market accounts and short-term highly liquid investments with original maturities of three months or less to be cash equivalents.
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
Prior to the date the Company obtains regulatory approval for its product candidates or its manufacturing facilities such as its manufacturing plant in Athlone, Ireland, manufacturing costs related to commercial production are expensed as pre-approval commercial manufacturing expense on the consolidated statements of operations and comprehensive loss. Once regulatory approval is obtained, the Company capitalizes such costs as inventory on the consolidated balance sheets.
Property, Plant and Equipment, Net
Property, plant and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Construction-in-progress reflects amounts incurred for property, plant or equipment construction or improvements that have not been yet placed in service and are not depreciated or amortized, which primarily relates to the completion of the build-out of the Company’s manufacturing plant in Ireland. Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net loss.
Estimated useful lives by major asset category are as follows:

Manufacturing equipment	10 years
Laboratory equipment	7 years
Furniture and fixtures	5 years
Software, computer and other equipment	3 years
Leasehold improvements	Lower of estimated useful life or term of lease

Leases
The Company determines if an arrangement is a lease at inception. For each lease, the lease term is determined at the commencement date and includes renewal options and termination options when it is reasonably certain that the Company will exercise that option. Operating leases with lease terms greater than one year are included in operating lease right-of-use (“ROU”) assets and current and long-term operating lease liabilities in the Company’s consolidated balance sheets.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2019, 2018 and 2017, no such impairment losses have been recorded by the Company.
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
The consolidated financial statements as of and for the years ended December 31, 2019 and December 31, 2017 include the impact of the acquisition of assets from Avizorex and Envisia, respectively (see Note 1 for additional information).

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
The fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), including restricted stock awards with non-market performance and service conditions (“PSAs”) are determined based on the fair value of Aerie’s common stock on the date of grant. Compensation expense related to RSAs and RSUs are recognized ratably over the vesting period. As the PSAs have multiple performance conditions, compensation expense is recognized for each vesting tranche over the respective requisite service period of each tranche if and when the Company’s management deems it probable that the performance conditions will be satisfied. Stock-based compensation related to stock options, RSAs, RSUs and PSAs is expensed on a straight-line basis over the relevant vesting period, although the Company may recognize a cumulative true-up adjustment related to PSAs once a condition becomes probable of being satisfied if the related service period had commenced in a prior period. All stock-based compensation expense is recorded between selling, general and administrative, pre-approval commercial manufacturing and research and development costs in the consolidated statements of operations and comprehensive loss based upon the underlying employees’ roles within the Company. The Company accounts for forfeitures as they occur.

Investments
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase. The Company’s investments are classified as available-for-sale in accordance with ASC Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Investments are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.
Available-for-sale investments in debt securities are recorded at fair value, with unrealized gains or losses included in comprehensive loss on the consolidated statements of operations and comprehensive loss and in accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses, interest income earned on the Company’s cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on investments are included within other income (expense), net. Interest income was $3.0 million, $3.4 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Realized gains and losses are determined using the specific identification method and are included as a component of other income (expense), net. Realized gains or losses were immaterial for the years ended December 31, 2019, 2018 and 2017.
The Company reviews investments in debt securities for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The Company did not recognize any impairments on its investments during the years ended December 31, 2019, 2018 or 2017.
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
The Company’s cash equivalents are carried at fair value according to the fair value hierarchy described above. The Company’s investments were valued utilizing Level 2 inputs and the Convertible Notes were valued utilizing Level 2 inputs as of December 31, 2019. There were no transfers between the different levels of the fair value hierarchy in 2019 or in 2018.
Convertible Notes Transaction
The Company separately accounts for the liability and equity components of convertible notes transactions that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. The Company recognizes amortization of the resulting discount using the effective interest method as interest expense on the consolidated statements of operations and comprehensive loss. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocates issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are amortized to expense over the respective term of the convertible notes, and issuance costs attributable to the equity component are netted with the respective equity component in additional paid-in capital.
In September 2019, the Company bought capped call options from financial institutions to minimize the impact of potential dilution of Aerie common stock upon conversion of the Convertible Notes. The capped call options meet the definition of a derivative in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), however, qualify for derivative scope exception under ASC 815 for instruments indexed to a company’s own stock. Accordingly, the premiums for the capped call options were recorded as additional paid-in capital on the Company’s consolidated balance sheet as the options are settleable in Aerie common stock at the election of the Company. See Note 10 for additional information.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes changes in stockholders’ equity that are excluded from net income (loss), specifically changes in unrealized gains and losses on the Company’s available-for-sale securities.
Income Taxes
Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets that consist of federal and state net operating losses (“NOLs”), stock-based compensation and tax credits as of December 31, 2019 and 2018 (Note 11). The Company reduced its valuation allowance during the year ended December 31, 2017 for federal alternative minimum tax (“AMT”) credit carryforwards that became fully refundable under the Tax Act (defined herein). See Note 11 for additional information.
As of December 31, 2019 and 2018, the Company had no uncertain tax positions. The Company recognizes the impact of an uncertain tax position in the consolidated financial statements only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. The Company did not recognize interest or penalties on uncertain tax positions for the years ended December 31, 2019, 2018 or 2017.
Adoption of New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC Topic 842”). ASC Topic 842 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months on the balance sheet. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. ASC Topic 842 is effective for financial statements issued for annual and interim periods beginning on January 1, 2019. The Company has elected the optional transition method that provided the option to use the effective date of ASC Topic 842 as the date of initial application on transition. Accordingly, the Company did not adjust comparative periods or make the new required lease disclosures for periods before the effective date of January 1, 2019. There was no cumulative effect adjustment recognized to accumulated deficit upon adoption. As of the date of adoption of the new leasing standards, the Company recognized an operating lease ROU asset of approximately $17.3 million and a corresponding operating lease liability of approximately $17.9 million, which are included in the consolidated balance sheets. The adoption of the new leasing standards did not have a material impact on the consolidated statements of operations and comprehensive loss.
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

Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on January 1, 2021 and prescribes different transition methods for the various provisions. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements and disclosures.
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
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	DECEMBER 31,
	2019	2018	2017
2014 Convertible Notes	—	—	5,040,323
Outstanding stock options	8,425,551	6,935,119	6,457,343
Stock purchase warrants	4,500	154,500	157,500
Nonvested restricted stock awards	754,415	572,706	447,049
Nonvested restricted stock units	41,811	—	—
Total	9,226,277	7,662,325	12,102,215

3.    Revenue Recognition
Net product revenues for the year ended December 31, 2019 were generated from sales of Rhopressa® which was commercially launched in the United States at the end of April 2018, and sales of Rocklatan®, which was commercially launched in the United States in May 2019. For the year ended December 31, 2019, three distributors accounted for 36.5%, 33.3% and 28.0% of total revenues, respectively. For the year ended December 31, 2018, three distributors accounted for 33.9%, 33.3% and 29.7% of total revenues, respectively. The Company commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
Product revenue is recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities. Amounts billed or invoiced are included in accounts receivable, net on the consolidated balance sheet. The Company did not have any contract assets (unbilled receivables) as of December 31, 2019 or 2018, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities as of December 31, 2019 or 2018, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers. The Company calculates its net product revenue based on the wholesale acquisition cost that the Company charges its Distributors for Rhopressa® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and Distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. Provisions for revenue reserves reduced product revenues by $105.9 million and $19.6 million in aggregate for the years ended December 31, 2019 and 2018, respectively, a significant portion of which related to commercial and Medicare Part D rebates.
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
Rebates, Chargebacks and Other Discounts: The Company contracts with Third-party Payers for coverage and reimbursement of Rhopressa® and Rocklatan®. The Company estimates the rebates and chargebacks it expects to be obligated to provide to Third-party Payers and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. The Company estimates the rebates and chargebacks that it expects to be obligated to provide to Third-party Payers based upon (i) the Company's contracts and negotiations with these Third-party Payers, (ii) estimates regarding the payer mix for Rhopressa® and Rocklatan® based on third-party data and utilization, (iii) inventory held by distributors and (iv) estimates of inventory held at the retail channel. Other discounts include the Company’s co-pay assistance coupon programs for commercially-insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to pay associated with product that has been recognized as revenue.
Product Returns: The Company estimates the amount of Rhopressa® and Rocklatan® that will be returned and deducts these estimated amounts from its gross revenue at the time the revenue is recognized. The Company currently estimates product returns based on historical industry information regarding rates for comparable pharmaceutical products and product portfolios, the estimated remaining shelf life of Rhopressa® and Rocklatan® shipped to distributors, and contractual agreements with the Company's distributors intended to limit the amount of inventory they maintain. Reporting from the distributors includes distributor sales and inventory held by distributors, which provides the Company with visibility into the distribution channel to determine when product would be eligible to be returned.

4.    Investments
Cash and cash equivalents and investments as of December 31, 2019 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$143,940	$—	$—	$143,940
Total cash and cash equivalents	$143,940	$—	$—	$143,940
Investments:
Commercial paper (due within 1 year)	$64,629	$—	$(7)	$64,622
Corporate bonds (due within 1 year)	60,640	—	(76)	60,564
U.S. Government and government agencies (due within 1 year)	40,073	—	(9)	40,064
Total investments	$165,342	$—	$(92)	$165,250
Total cash, cash equivalents and investments	$309,282	$—	$(92)	$309,190

Cash, cash equivalents and investments as of December 31, 2018 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$202,818	$—	$—	$202,818
Total cash and cash equivalents	$202,818	$—	$—	$202,818

5.    Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2019
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$133,931	$10,009	$—	$143,940
Total cash and cash equivalents:	$133,931	$10,009	$—	$143,940
Investments:
Commercial paper	$—	$64,622	$—	$64,622
Corporate bonds	—	60,564	—	60,564
U.S. government and government agencies	—	40,064	—	40,064
Total investments	$—	$165,250	$—	$165,250
Total cash, cash equivalents and investments:	$133,931	$175,259	$—	$309,190

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2018
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$202,818	$—	$—	$202,818
Total cash and cash equivalents:	$202,818	$—	$—	$202,818

The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes was $372.9 million at December 31, 2019.

6.    Inventory
Inventory consists of the following:

	DECEMBER 31,
(in thousands)	2019	2018
Raw materials	$1,400	$836
Work-in-process	13,414	6,885
Finished goods	6,240	2,391
Total inventory	$21,054	$10,112

7.     Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	DECEMBER 31,

	2019	2018
Manufacturing equipment	$18,073	$2,366
Laboratory equipment	7,525	6,038
Furniture and fixtures	1,648	1,815
Software, computer and other equipment	7,772	2,702
Leasehold improvements	29,720	4,072
Construction-in-progress	3,892	49,057
Property, plant and equipment	68,630	66,050
Less: Accumulated depreciation	(10,483)	(5,525)
Property, plant and equipment, net	$58,147	$60,525

Depreciation expense was $5.1 million, $2.4 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The Company’s operating leases have remaining lease terms of approximately 1 year to 18 years, some of which include options to extend the leases.
Balance sheet information related to leases was as follows:

(in thousands)	DECEMBER 31, 2019
Operating Leases
Operating lease right-of-use assets	$16,523

Operating lease liabilities	$5,502
Long-term operating lease liabilities	12,102
Total operating lease liabilities	$17,604

The cash paid for amounts included in the measurement of lease liabilities was $4.7 million during the year ended December 31, 2019. The Company’s right-of-use assets obtained in exchange for operating lease obligations was $3.1 million during the year ended December 31, 2019.

DECEMBER 31, 2019
Operating Leases
Weighted-average remaining lease terms	8 years
Weighted-average discount rate	8%

Maturities of lease liabilities as of December 31, 2019 were as follows:

OPERATING
(in thousands)	LEASES
Year Ending December 31,
2020	$5,879
2021	4,074
2022	1,925
2023	1,758
Thereafter	11,551
Total undiscounted lease payments	25,187
Less: present value adjustment	(7,583)
Total lease liabilities	$17,604

Lease expense for the Company’s operating leases was $5.3 million, including variable lease payments of $1.3 million, for the year ended December 31, 2019, respectively.
Under prior lease guidance, minimum lease payments under operating leases were as follows at December 31, 2018:

OPERATING
(in thousands)	LEASES
Year Ending December 31,
2019	$4,283
2020	4,855
2021	4,278
2022	1,643
2023	1,438
Thereafter	6,698
Total minimum lease payments	$23,195

Rent expense for the Company’s operating leases was $3.8 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively.

9.     Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	DECEMBER 31,
(in thousands)	2019	2018
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$11,169	$10,438
Accrued consulting and professional fees	3,810	3,927
Accrued research and development (1)	8,734	7,503
Accrued revenue reserves(2)	38,450	10,155
Accrued other(3)	3,213	6,358
Total accrued expenses and other current liabilities	$65,376	$38,381

(1)
Comprised primarily of accruals related to fees for investigative sites, contract research organizations, contract manufacturing organizations and other service providers that assist in conducting preclinical research studies and clinical trials. Also included are liabilities incurred related to the Avizorex acquisition.

(2)	Comprised primarily of accruals related to commercial and government rebates as well as returns.

(3)	Comprised primarily of accruals related to accrued interest as well as other business-related expenses.
10.    Debt
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
During the year ended December 31, 2019, the conditions allowing holders of the Convertible Notes to elect to convert had not been met. As of December 31, 2019, the if-converted value of the Convertible Notes did not exceed the principal amount of the Convertible Notes.
In connection with the issuance of the Convertible Notes, the Company incurred debt issuance costs of $9.2 million for the year ended December 31, 2019. In accordance with ASC Topic 470, Debt, these costs were allocated to debt and equity components in proportion to the allocation of proceeds. Issuance costs of $5.5 million were recorded as debt issuance costs in the net carrying value of Convertible Notes. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes. The remaining issuance costs of $3.7 million were recorded as additional paid-in capital, net with the equity component and such amounts are not subject to amortization.
The following table summarizes the carrying value of the Convertible Notes as of December 31, 2019:

(in thousands)	DECEMBER 31, 2019
Gross proceeds	$316,250
Unamortized debt discount and issuance costs	(127,599)
Carrying value	$188,651

The estimated fair value of the liability component of the Convertible Notes at the time of issuance was $187.9 million, and was determined based on a discounted cash flow analysis and a binomial lattice model. The valuation required the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the stock price volatility and bond yield. The equity component of the Convertible Notes was recognized at issuance and represents the difference between the principal amount of the Convertible Notes and the fair value of the liability component of the Convertible Notes at issuance. The equity component was approximately $128.4 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.
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
Interest expense related to the Convertible Notes, including stated interest and amortization of debt discount and issuance costs, was $7.7 million for the year ended December 31, 2019.
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
Interest expense was $15.3 million for the year ended December 31, 2019, and included amortization of debt discount and issuance costs related to the Convertible Notes and issuance costs and fees related to the credit facility. Interest expense was $2.5 million for the year ended December 31, 2018, and included amortization of debt discount and issuance costs related to the 2014 Convertible Notes (as defined below) through the date of conversion, as well as issuance costs and fees related to the July 2018 tranche of the credit facility. In July 2018, the entire outstanding principal amount of senior secured convertible notes (the “2014 Convertible Notes”) was converted into shares of Aerie common stock.

11.    Income Taxes
The provision for income taxes is based on net loss before income taxes as follows:

	DECEMBER 31,
(in thousands)	2019	2018	2017
Net loss before income taxes:
United States	$(153,620)	$(203,230)	$(133,113)
Non-U.S.	(46,051)	(29,336)	(13,750)
Net loss before income taxes	$(199,671)	$(232,566)	$(146,863)

The components of the provision for income taxes are as follows:
	DECEMBER 31,
(in thousands, except percentages)	2019	2018	2017
Provision for income taxes:
Current:
United States	$(90)	$3	$(24)
Non-U.S.	—	—	—
Total	$(90)	$3	$(24)
Deferred:
United States	$—	$—	$(1,734)
Non-U.S.	—	—	—
Total	—	—	(1,734)
Provision for income taxes	$(90)	$3	$(1,758)
Effective tax rate	0.05%	—%	1.20%

Significant components of the Company’s net deferred income tax assets as of December 31, 2019 and 2018 consist of the following:

	DECEMBER 31,
(in thousands)	2019	2018
Net deferred tax assets:
Net operating loss carryforwards	$142,991	$112,375
Stock-based compensation	22,785	17,734
U.S. tax credit carryforwards	10,980	5,996
Envisia asset acquisition	5,476	5,888
Basis difference in intangibles	7,625	—
Convertible Notes	(22,822)	—
Other assets	5,154	2,857
Other liabilities	(1,867)	(1,535)
Valuation allowance	(170,322)	(143,315)
Total net deferred income taxes	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2019, 2018 and 2017 is as follows:

	DECEMBER 31,
	2019	2018	2017
U.S. federal tax rate	21.00%	21.00%	35.00%
Impact of federal tax legislation	—%	—%	25.82%
State income taxes, net of federal benefit	4.97%	4.56%	7.71%
Non-taxable foreign loss	(4.44)%	0.09%	(0.51)%
Stock-based compensation	(1.47)%	1.97%	(0.02)%
Other	0.98%	(1.13)%	(2.19)%
Change in valuation allowance	(20.99)%	(26.49)%	(64.61)%
Effective tax rate	0.05%	—%	1.20%

The U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, introduced significant changes to U.S. income tax law, including, among other things, reducing the U.S. statutory tax rate from 35% to 21% beginning in 2018. Under U.S. GAAP, deferred tax assets and liabilities are required to be revalued during the period in which the new tax legislation is enacted. Therefore, the deferred tax assets and liabilities were remeasured as of December 31, 2017, resulting in a reduction of the deferred tax asset balance and corresponding valuation allowance of $34.2 million due to the enacted changes in tax rate. The Tax Act also repealed the corporate AMT for tax years beginning after December 31,2017, and provides that existing AMT credit carryovers are refundable in tax years beginning after December 31, 2017. In March 2019, the IRS issued new guidance related to sequestration on the AMT tax credits. For taxable years beginning after December 31, 2017, refund payments and refund offset transactions due to refundable minimum tax credits will not be reduced due to federal sequestration. The Company has approximately $1.1 million of remaining AMT credit carryovers that are expected to be fully refunded between 2020 and 2022, of which $0.7 million is recorded as a current receivable with the remainder recorded as a non-current receivable within other assets on the consolidated balance sheet as of December 31, 2019.
The Act includes certain anti-deferral and anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income (“GILTI”). The Act subjects the Company to current tax on GILTI of its controlled foreign corporations. Due to current year negative tested income for the Company’s foreign subsidiaries, the Company was not subject to GILTI in 2018 or 2019.
At December 31, 2019, the Company had federal and state NOL carryforwards of approximately $495.6 million and $510.3 million, respectively. If not utilized, federal NOLs that arose prior to 2018 and state NOLs will begin to expire at various dates beginning in 2031 and 2024, respectively. Federal NOLs that arose on or after January 1, 2018 can be carried forward indefinitely against future income, but can only be used to offset a maximum of 80% of the Company’s federal taxable income in any year. As of December 31, 2019, the Company also had foreign NOL carryforwards of $68.1 million, which are available solely to offset taxable income of its foreign subsidiaries, subject to any applicable limitations under foreign law.
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
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of December 31, 2019, the Company maintains a valuation allowance on all of its deferred tax assets as of December 31, 2019. The amount of deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to other subjective evidence such as projections for growth. As of December 31, 2019, 2018, 2017 and 2016, the Company had a valuation allowance of $170.3 million, $143.3 million, $83.4 million and $56.7 million, respectively. The increase in valuation allowance in 2019 and 2018 of $27.0 million and $59.9 million, respectively, was primarily due to the increase in NOL carryforwards. The increase in valuation allowance in 2017 of $26.7 million was primarily due to the increase in NOL carryforwards, offset by a reduction of the valuation allowance due to the enacted changes in tax rate and federal AMT credit carryforwards, which became fully refundable due to the Tax Act.

The Company does not have any unrecognized tax benefits as of December 31, 2019. The Company is subject to taxation in the United States, Ireland and Malta. As of December 31, 2019, tax years ended December 31, 2015 through December 31, 2018 are open under the statute of limitations and subject to tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS, state, or non-U.S. tax authorities to the extent utilized in a future period.
12.    Stockholders’ Equity
In September 2019, the Company issued an aggregate principal amount of $316.25 million of Convertible Notes, of which the equity component was approximately $128.4 million at the time of issuance. Separately, the Company entered into privately negotiated capped call options and paid $32.9 million in premiums. Refer to Note 10 for further information regarding the Convertible Notes.
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
Warrants
The Company had 4,500 underlying shares of warrants outstanding as of December 31, 2019, which are all currently exercisable at $5.00 per share and expire in August 2020. As of December 31, 2019 and 2018, all outstanding warrants are classified as equity and are recorded within additional paid-in capital on the consolidated balance sheets. In the fourth quarter of 2019, 298,481 warrants were exercised for shares of Aerie common stock.
13.     Stock-based Compensation
Stock-based compensation expense for options granted, RSAs, PSAs, RSUs, SARs and stock purchase rights are reflected in the consolidated statements of operations and comprehensive loss as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2019	2018	2017
Selling, general and administrative	$30,463	$26,432	$18,613
Pre-approval commercial manufacturing	3,634	2,622	1,359
Research and development	10,996	9,674	6,106
Total	$45,093	$38,728	$26,078

As of December 31, 2019, the Company had $72.3 million of unrecognized compensation expense related to options outstanding under its equity plans. This expense is expected to be recognized over a weighted average period of 2.6 years as of December 31, 2019. As of December 31, 2019, the Company had $22.8 million of unrecognized compensation expense, related to unvested RSAs, including PSAs. This cost is expected to be recognized over a weighted average period of 2.7 years as of December 31, 2019.
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
On December 7, 2016, Aerie’s Board of Directors approved the Inducement Award Plan which provides for the granting of up to 418,000 equity awards in respect of common stock of Aerie and was subsequently amended during the year ended December 31, 2017 to increase the equity awards that may be issued by an additional 874,500 shares. On December 5, 2019, the Inducement Award Plan was further amended by the Company’s Board of Directors to increase the number of shares issuable under the plan by 100,000 shares. Awards granted under the Inducement Award Plan are intended to qualify as employment inducement awards under NASDAQ Listing Rule 5635(c)(4).
Options to Purchase Common Stock
Weighted average assumptions utilized in the fair value calculation for options to purchase common stock as of December 31, 2019, 2018 and 2017 are as follows:

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	74%	78%	84%
Risk-free interest rate	1.9%	2.7%	2.0%
Dividend yield	—%	—%	—%

The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2018	6,935,119	$28.96
Granted	2,252,643	31.37
Exercised	(287,148)	16.29
Canceled	(474,572)	46.45
Expired	(491)	0.41
Options outstanding at December 31, 2019	8,425,551	$29.06	6.7	$42,107
Options exercisable at December 31, 2019	5,469,307	$24.23	5.5	$40,598

The weighted-average fair values of all stock options granted for the years ended December 31, 2019, 2018 and 2017 was $20.70, $38.38, and $35.01, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017 was $4.2 million, $32.0 million and $8.6 million, respectively. The intrinsic value is calculated as the difference between the fair market value at December 31, 2019 and the exercise price per share of the stock options. The fair market value per share of common stock as of December 31, 2019 was $24.17.

The following table provides additional information about stock options that are outstanding and exercisable at December 31, 2019:

EXERCISE PRICE	OPTIONS OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	OPTIONS EXERCISABLE
$0.20 - $10.00	1,454,195	3.5	1,454,195
$10.01 - $20.00	1,067,692	6.5	855,530
$20.01 - $30.00	2,597,369	6.8	1,558,247
$30.01 - $45.00	1,283,424	7.7	698,592
$45.01 - $55.00	1,233,270	8.3	513,798
$55.01 - $73.10	789,601	8.2	388,945
	8,425,551		5,469,307

Restricted Stock Awards
The following table summarizes the RSA, including PSAs, activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Nonvested RSAs at December 31, 2018	572,706	$48.18
Granted	519,167	40.07
Vested	(214,276)	45.76
Canceled	(123,182)	49.64
Nonvested RSAs at December 31, 2019	754,415	$43.07

The vesting of the RSAs is time and service based with terms of 1 to 4 years. The total fair value of restricted stock vested during the years ended December 31, 2019, 2018 and 2017 was $9.8 million, $5.1 million and $1.3 million, respectively. During the year ended December 31, 2017, the Company granted 98,817 RSAs with non-market performance conditions that vest upon the satisfaction of certain performance conditions and service conditions. During the year ended December 31, 2019, vesting for the remaining PSAs was deemed probable to occur. As of December 31, 2019, 69,171 PSAs were vested.
Restricted Stock Units
As of September 30, 2019, 43,071 nonvested RSAs were cancelled and replaced with a corresponding number of RSUs. The RSUs were issued with the same vesting provisions as the cancelled RSAs. Accordingly, the 43,071 RSUs outstanding at September 30, 2019 were nonvested. As of December 31, 2019, the weighted average fair value per RSU was $19.22, and the associated unrecognized compensation expense totaled $1.9 million. This expense is expected to be recognized over the weighted average period of 2.7 years as of December 31, 2019. As of December 31, 2019, 41,811 RSUs were outstanding.
Stock Appreciation Rights
The following table summarizes the SARs activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
SARs outstanding at December 31, 2018	91,000	$53.75
Granted	113,851	33.73
Exercised	—	—
Canceled	(41,835)	46.21
SARs outstanding at December 31, 2019	163,016	$41.70	3.9	$25
SARs exercisable at December 31, 2019	18,000	$53.68	3.3	$—

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
14.    Commitments and Contingencies
Milestone Payments
In association with the Avizorex acquisition (see Note 1), contingent milestone payments of up to $69.0 million may be due, subject to achievement of certain product regulatory approvals using the IPR&D assets acquired. Further, in association with the Envisia asset acquisition (see Note 1), contingent milestone payments of up to $45.0 million may be due, subject to achievement of certain product regulatory approvals using the IPR&D assets acquired, if achieved within the 15-year milestone period. Lastly, the Collaboration Agreement with DSM (see Note 1) includes contingent payments of up to $75 million that may be due to DSM upon the achievement of certain development and regulatory milestones. These contingent milestone payments are recognized only when the contingency is resolved (the milestone is achieved) and the consideration is paid or becomes payable. As of December 31, 2019, there were no liabilities recorded relating to potential future milestone payments as the achievement of the related milestones were not met and the timing and likelihood of such milestone payments are not known.
Litigation
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. The Company is not a party to any known litigation, is not aware of any material unasserted claims and does not have contingency reserves established for any litigation liabilities.
15.    Segment Information
Aerie has one operating segment: the discovery, development and commercialization of pharmaceutical products that address unmet medical needs, focusing on open-angle glaucoma, dry eye, retinal diseases and potentially other diseases of the eye. The Company's business is managed by a single management team, which reports to the Chief Executive Officer.
The following table presents total long-lived assets by geographic location:

	DECEMBER 31,
(in thousands)	2019	2018
United States	$9,184	$10,393
Ireland	48,963	50,132
Total long-lived assets	$58,147	$60,525

16.    Selected Quarterly Financial Data (Unaudited)
The following table presents selected unaudited quarterly financial information for the years ended December 31, 2019 and 2018. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	FOR THE QUARTER ENDED
(in thousands, except per share amounts)	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
2019
Total revenues, net	$24,657	$18,544	$15,835	$10,852
Total costs and expenses	$74,595	$61,871	$61,910	$59,004
Net loss	$(55,064)	$(49,402)	$(47,164)	$(47,951)
Net loss per common share—basic and diluted	$(1.21)	$(1.09)	$(1.04)	$(1.06)

	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
2018
Total revenues, net	$14,456	$7,302	$2,423	$—
Total costs and expenses	$66,381	$68,640	$58,107	$40,795
Net loss	$(51,458)	$(85,388)	$(55,024)	$(40,699)
Net loss per common share—basic and diluted	$(1.14)	$(1.96)	$(1.40)	$(1.05)