Form 10-Q
period 2020-03-31
AERIE PHARMACEUTICALS INC
filed 2020-05-07
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 1, 2020, there were 46,468,255 shares of the registrant’s common stock, par value $0.001, outstanding.

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
Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:
•the broad impact of the coronavirus (“COVID-19”) pandemic on our business;
•the sales of Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) or of Rocklatan® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”) in the United States, and the potential future sales in the United States of any product candidates or future product candidates, if approved;
•the potential future sales in jurisdictions outside of the United States of Rhopressa®, named Rhokiinsa® (netarsudil ophthalmic solution) 0.02% (“Rhokiinsa®”) in Europe, or Rocklatan®, named Roclanda® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Roclanda®”) in Europe, or their equivalents, and those of any product candidates or future product candidates;
•our commercialization, marketing, manufacturing and supply management capabilities and strategies in and outside of the United States;
•third-party payer coverage and reimbursement for our approved products and product candidates and any future product candidates, if approved;
•the glaucoma patient market size and the rate and degree of market adoption of our approved products and product candidates and any future product candidates, if approved, by eye care professionals and patients;
•the timing, cost or other aspects of the commercial launch of our approved products and product candidates and any future product candidates, if approved;
•the success, timing and cost of our ongoing and anticipated preclinical studies and clinical trials for our product candidates and any future product candidates, including statements regarding the timing of initiation and completion of the studies and trials;
•our expectations regarding the effectiveness of our approved products, product candidates and any future product candidates and our expectations regarding the results of any clinical trials and preclinical studies;
•the timing of and our ability to request, obtain and maintain FDA or other regulatory authority approval of, or other action with respect to our approved products, product candidates and any future product candidates in the United States, Europe, Japan and elsewhere, including the expected timing of, and regulatory and/or other review of, filings for such approved products, product candidates and any future product candidates;
•our expectations related to the use of proceeds from our financing activities;
•our estimates regarding anticipated operating expenses and capital requirements and our needs for additional financing;
ii

•our plans to pursue development of additional product candidates and technologies in ophthalmology, including development of our approved products or product candidates for additional indications, and our preclinical retinal programs and other therapeutic opportunities;
•the potential advantages of our approved products, product candidates and any future product candidates;
•our ability to protect our proprietary technology and enforce our intellectual property rights; and
•our expectations regarding collaborations, licensing, acquisitions and strategic operations, including our ability to in-license or acquire additional ophthalmic products, product candidates or technologies.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, industry change and other factors beyond our control, and depend on regulatory approvals and economic and other environmental circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2020, and other documents we have filed or furnished with the SEC, including the risk factor associated with the COVID-19 pandemic included herein.
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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	MARCH 31, 2020	DECEMBER 31, 2019
Assets
Current assets
Cash and cash equivalents	$134,179	$143,940
Short-term investments	130,552	165,250
Accounts receivable, net	42,941	38,354
Inventory	20,225	21,054
Prepaid expenses and other current assets	10,540	7,744
Total current assets	338,437	376,342
Property, plant and equipment, net	57,223	58,147
Operating lease right-of-use assets	15,465	16,523
Other assets	1,152	1,596
Total assets	$412,277	$452,608
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,208	$12,770
Accrued expenses and other current liabilities	64,323	65,376
Operating lease liabilities	5,614	5,502
Total current liabilities	79,145	83,648
Convertible notes, net	193,833	188,651
Long-term operating lease liabilities	10,829	12,102
Other non-current liabilities	1,261	1,257
Total liabilities	285,068	285,658
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of March 31, 2020 and December 31, 2019; none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 46,476,185 and 46,464,669 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	46	46
Additional paid-in capital	1,072,412	1,062,996
Accumulated other comprehensive loss	(120)	(92)
Accumulated deficit	(945,129)	(896,000)
Total stockholders’ equity	127,209	166,950
Total liabilities and stockholders’ equity	$412,277	$452,608
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Product revenues, net	$20,341	$10,852
Total revenues, net	20,341	10,852
Costs and expenses:
Cost of goods sold	6,092	381
Selling, general and administrative	36,902	36,282
Pre-approval commercial manufacturing	2,114	4,457
Research and development	19,173	17,884
Total costs and expenses	64,281	59,004
Loss from operations	(43,940)	(48,152)
Other (expense) income, net	(5,222)	111
Loss before income taxes	(49,162)	(48,041)
Income tax (benefit) expense	(33)	(90)
Net loss	$(49,129)	$(47,951)
Net loss per common share—basic and diluted	$(1.07)	$(1.06)
Weighted average number of common shares outstanding—basic and diluted	45,792,504	45,270,660

Net loss	$(49,129)	$(47,951)
Unrealized (loss) gain on available-for-sale investments	(28)	—
Comprehensive loss	$(49,157)	$(47,951)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2018	45,478,883	$45	$924,180	$—	$(696,419)	$227,806
Issuance of common stock upon exercise of stock options and warrants	141,245	—	1,879	—	—	1,879
Issuance of common stock for restricted stock awards, net	301,848	1	(2,093)	—	—	(2,092)
Stock-based compensation	—	—	12,508	—	—	12,508
Net loss	—	—	—	—	(47,951)	(47,951)
Balances at March 31, 2019	45,921,976	$46	$936,474	$—	$(744,370)	$192,150

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2019	46,464,669	$46	$1,062,996	$(92)	$(896,000)	$166,950
Issuance of common stock upon exercise of stock options and warrants	5,811		44			44
Issuance of common stock for restricted stock awards, net	5,705		(1,466)			(1,466)
Stock-based compensation			10,838			10,838
Other comprehensive income				(28)		(28)
Net loss					(49,129)	(49,129)
Balances at March 31, 2020	46,476,185	$46	$1,072,412	$(120)	$(945,129)	$127,209
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Cash flows from operating activities
Net loss	$(49,129)	$(47,951)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,591	564
Amortization and accretion	6,585	2,105
Stock-based compensation	10,529	12,620
Other non-cash	(39)	(186)
Changes in operating assets and liabilities
Accounts receivable, net	(4,587)	(12,043)
Inventory	1,048	33
Prepaid, current and other assets	(2,410)	(1,391)
Accounts payable, accrued expenses and other current liabilities	(3,952)	(1,267)
Operating lease liabilities	(1,458)	(1,123)
Net cash used in operating activities	(41,822)	(48,639)
Cash flows from investing activities
Purchase of available-for-sale investments	(15,834)	—
Proceeds from sales and maturities of investments	50,557	—
Purchase of property, plant and equipment	(1,240)	(4,939)
Net cash provided by (used in) investing activities	33,483	(4,939)
Cash flows from financing activities
Payments related to issuance of stock for stock-based compensation arrangements, net	(1,422)	(599)
Proceeds from exercise of warrants	—	375
Other financing	—	(148)
Net cash used in financing activities	(1,422)	(372)
Net change in cash and cash equivalents	(9,761)	(53,950)
Cash and cash equivalents, at beginning of period	143,940	202,818
Cash and cash equivalents, at end of period	$134,179	$148,868

Non-cash investing and financing activities
Purchase of property, plant and equipment	$254	$1,608
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. The Company
Aerie Pharmaceuticals, Inc. (“Aerie”), with its wholly-owned subsidiaries, Aerie Distribution, Inc., Aerie Pharmaceuticals Limited, Aerie Pharmaceuticals Ireland Limited, and Avizorex Pharma S.L. (“Aerie Distribution,” “Aerie Limited,” “Aerie Ireland Limited,” and “Avizorex,” respectively, together with Aerie, the “Company”), is an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, dry eye, retinal diseases and potentially other diseases of the eye. The Company has its principal executive offices in Durham, North Carolina, and operates as one business segment.
The Company has two U.S. Food and Drug Administration (“FDA”) approved products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”). Rhopressa® is a once-daily eye drop designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, the most widely-prescribed drug for the treatment of patients with open-angle glaucoma. The Company is commercializing Rhopressa®, which was launched in the United States in April 2018, and Rocklatan®, which was launched in the United States in May 2019. In November 2019, the Company released topline data from its Phase 4 Multi-center Open-label Study (“MOST”), which observed Rhopressa® efficacy in various real-world clinical settings, including as an adjunctive product and monotherapy. The results indicated positive IOP reduction in all settings, along with a favorable tolerability profile. In addition to actively promoting the products in the United States, the Company is pursuing its strategy to obtain regulatory approval for Rhopressa® and Rocklatan® in Europe and Japan. Rhopressa® and, if approved, Rocklatan® will be marketed under the names Rhokiinsa® and Roclanda®, respectively, in Europe.
In Europe, Rhokiinsa® was granted a centralised marketing authorisation by the European Commission (“EC”) in November 2019 and the Marketing Authorisation Application (“MAA”) for Roclanda® was accepted by the European Medicines Agency (“EMA”) in December 2019. The Phase 3 registration trial for Roclanda®, named Mercury 3, is a six-month efficacy and safety trial designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe of bimatoprost (a prostaglandin analog), and timolol (a beta blocker). If successful, Mercury 3 is expected to improve the commercialization prospects of Roclanda® in Europe; it is not required for regulatory approval. The Mercury 3 results are expected to be an important determinant as the Company evaluates the commercialization and profitability potential of Rhokiinsa®, and particularly Roclanda®, in Europe. The Company currently expects to read out topline 90-day efficacy data for Mercury 3 potentially in late 2020.
In Japan, with respect to the clinical progress of Rhopressa®, the Company completed a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a Phase 2 clinical trial conducted in Japan. These studies were designed to meet the requirements of Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) for potential regulatory submission of Rhopressa® in Japan. Topline results of the Phase 2 trial indicated positive efficacy and tolerability results in the patient set. Clinical trials for Rocklatan® have not yet begun. The Company held a meeting with the Japanese PMDA in April 2020 to discuss Phase 3 trial designs for Rhopressa®, while continuing to prepare for the trials. The Company expects to initiate a Rhopressa® Phase 3 clinical trial in Japan, potentially commencing in the second half of 2020. The Company will continue to explore collaboration with a potential partner in Japan to advance the Company’s clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan, and will continue to explore other potential opportunities elsewhere in Eastern Asia.
The Company is furthering the development of its product candidates focused on dry eye and retinal diseases, particularly AR-15512 (previously named AVX-012), AR-1105 and AR-13503 SR, described below. The Company acquired Avizorex, a Spanish ophthalmic pharmaceutical company, developing therapeutics for the treatment of dry eye disease. The active ingredient in AR-15512 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates ocular surface wetness and blink rate. Toxicology studies are underway as part of the evaluation of different concentrations and the Company is planning to initiate a large Phase 2b study in late 2020.
The Company is developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-13503 SR. AR-1105 is a dexamethasone steroid implant, for which the Company has completed enrollment in a Phase 2 clinical trial in patients with macular edema due to retinal vein occlusion (“RVO”) and a readout is currently expected in the second half of 2020. The Company is also developing AR-13503, a ROCK and Protein kinase C inhibitor that is the active ingredient in the AR-13503 sustained-release implant. The Investigational New Drug application (“IND”) for AR-13503 SR became effective in April 2019, allowing the Company to initiate human studies in the treatment of neovascular age-related macular degeneration (“nAMD”) and diabetic macular edema (“DME”). The Company initiated a first-in-human clinical study for AR-13503 SR in the third quarter of 2019 and currently expects to commence the enrollment of the Phase 2 clinical trial in the second half of 2020, with a readout expected in 2021.
The Company completed the build-out of its own manufacturing plant in Athlone, Ireland, for additional commercial production of Rhopressa® and Rocklatan® in the second quarter of 2019. In January 2020, the Company received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. The manufacturing plant began production of commercial supplies of Rocklatan® during the first quarter of 2020. The Company expects FDA approval to produce Rhopressa® at the Athlone plant by the end of 2020.
The Company commenced generating product revenues related to sales in the United States of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019. The Company’s activities prior to the commercial launch of Rhopressa® had primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has incurred losses and experienced negative operating cash flows since inception. The Company had previously funded its operations primarily through the sale of equity securities and issuance of convertible notes prior to generating product revenues. In September 2019, the Company issued an aggregate principal amount of $316.25 million of 1.50% convertible senior notes due 2024 (the “Convertible Notes”). See Note 10 for additional information.
If the Company does not successfully commercialize Rhopressa® and Rocklatan® or any product candidates or future product candidates, if approved, it may not generate sufficient cash flows and may be unable to achieve profitability. Accordingly, the Company may be required to obtain further funding through debt or equity offerings or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all. Conditions in the financial and credit markets may limit the availability of additional liquidity or increase the costs of such liquidity. If the Company is unable to raise capital when needed or on acceptable terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of Aerie and its wholly-owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation and fair value measurements. On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a pandemic. The full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition, including net product revenue, cost and expenses, reserves and allowances, manufacturing and clinical trials, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on eye care professionals, patients, third parties and markets. Actual results could differ from the Company’s estimates.

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
The Company relies on its third-party manufacturers to produce the active pharmaceutical ingredient (“API”) and final drug product for Rhopressa® and Rocklatan® and may rely on third-party manufacturers for its current and future product candidates. In addition to the current contract manufacturers, the Company obtained FDA approval for an additional Rocklatan® drug product contract manufacturer in January 2020, which began to supply commercial product in the first quarter of 2020.
In addition, the Company has established its own manufacturing plant in Athlone, Ireland, for future commercial production of Rocklatan® and Rhopressa®, if approved, and thereafter, potentially Rhokiinsa® and, if approved, Roclanda®. In January 2020, the Company received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. The manufacturing plant began production of commercial supplies of Rocklatan® during the first quarter of 2020. The Company expects FDA approval to produce Rhopressa® at the Athlone plant by the end of 2020. The Company currently expects to continue to use product sourced from its contract manufacturers in addition to the Athlone plant.
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
The Company’s net product revenues through March 31, 2020 were generated through sales of Rhopressa®, which was commercially launched in the United States in April 2018, and sales of Rocklatan®, which was commercially launched in the United States in May 2019. Product revenue is recorded net of trade discounts, allowances, commercial and government rebates, co-pay program coupons, chargebacks, U.S. government funding requirements for the coverage gap (commonly called the “donut hole”) portion of the Medicare Part D program and estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix and lagged claims. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See Note 3 for additional information.
Credit Losses
Trade accounts receivable: The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, creditworthiness of its customers, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.
Available-for-sale debt securities: The Company’s investments can consist of U.S. federal government and federal agency securities, corporate bonds or commercial paper, money market instruments and certain qualifying money market mutual funds. The investments are short-term in nature and are rated investment grade by at least one bond credit rating service.
Inventories
Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out (“FIFO”) method. The Company analyzes its inventory levels at least quarterly and writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management of future expected inventory requirements based on sales forecasts. If actual net realizable value is less than the estimated amount or if actual market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable. Production costs related to idle or underutilized capacity at the manufacturing plant in Athlone, Ireland, are not included in the cost of inventory but are charged directly to cost of goods sold on the condensed consolidated statements of operations and comprehensive loss in the period incurred.
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
Realized gains and losses, interest income earned on the Company’s cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on investments are included within other (expense) income, net. Interest income was $1.1 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. Realized gains and losses are determined using the specific identification method and are included as a component of other income (expense), net. Realized gains or losses were immaterial during the three months ended March 31, 2020 and 2019.
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
•Level 1—Unadjusted quoted prices in active, accessible markets for identical assets or liabilities.
•Level 2—Other inputs that are directly or indirectly observable in the marketplace.
•Level 3—Unobservable inputs that are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The Company’s cash equivalents are carried at fair value according to the fair value hierarchy described above. The Company’s investments were valued utilizing Level 2 inputs and the Convertible Notes were valued utilizing Level 2 inputs as of

March 31, 2020. There were no transfers between the different levels of the fair value hierarchy during the three months ended March 31, 2020 and 2019.
Stock-Based Compensation
The estimated fair value of options to purchase common stock is determined on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), including restricted stock awards with non-market performance and service conditions (“PSAs”) are based on the market value of Aerie’s common stock on the date of grant. Stock-based compensation expense related to time-based stock options, RSAs and RSUs is expensed on a straight-line basis over the vesting period. For RSAs with non-market performance conditions, the Company evaluates the criteria for each grant to determine the probability that the performance condition will be achieved. Compensation expense for RSAs with non-market performance conditions is recognized over the respective service period when it is deemed probable that the performance condition will be satisfied. Upon issuance and at each reporting period, the fair value of each stock appreciation rights (“SARs”) award is estimated using the Black-Scholes option pricing model and is marked to market through stock-based compensation expense. SARs are liability-based awards as they may only be settled in cash.
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
In September 2019, the Company purchased capped call options from financial institutions to minimize the impact of potential dilution of the Aerie’s common stock upon conversion of the Convertible Notes. The capped call options meet the definition of a derivative in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), however, qualify for derivative scope exception under ASC 815 for instruments indexed to a company’s own stock. Accordingly, the premiums for the capped call options were recorded as additional paid-in capital on the Company’s condensed consolidated balance sheets as the options are settleable in Aerie common stock at the election of the Company. See Note 10 for additional information.
Adoption of New Accounting Standards
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820-10): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC Topic 820. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended or added. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance became effective for the Company beginning on January 1, 2020 and prescribes different transition methods for the various provisions. The adoption of ASU 2018-13 did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the likelihood of the loss occurring is probable. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2018-19”), which clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. Further, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326), Targeted Transition Relief (“ASU 2019-05”), which provides transition relief and allows entities to elect the fair value option on certain financial instrument. The guidance became effective for the Company beginning on January 1, 2020. The new guidance prescribes different transition methods for the various provisions. The adoption of ASU 2016-13, ASU 2018-19 or ASU 2019-05 did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.
Recent Accounting Pronouncements
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
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Outstanding stock options	8,701,163	7,444,736
Stock purchase warrants	4,500	79,500
Non-vested restricted stock awards and performance share units	633,865	781,903
Non-vested restricted stock units	30,938	—
Total	9,370,466	8,306,139

3. Revenue Recognition
Net product revenues for the three months ended March 31, 2020 were generated from sales of Rhopressa®, which was commercially launched in the United States in April 2018, and Rocklatan®, which was commercially launched in the United States in May 2019. Net product revenues for the three months ended March 31, 2019 were solely generated from sales of Rhopressa® in the United States. For the three months ended March 31, 2020, three distributors accounted for 37%, 33% and 28% of total revenues, respectively. For the three months ended March 31, 2019, three distributors accounted for 36%, 34% and 27% of total revenues, respectively. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
Product revenue is recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities. Amounts billed or invoiced are included in accounts receivable, net on the condensed consolidated balance sheets. The Company did not have any contract assets (unbilled receivables) at March 31, 2020 or December 31, 2019, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at March 31, 2020 or December 31, 2019, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers. The Company calculates its net product revenue based on the wholesale acquisition cost that the Company charges its distributors for Rhopressa® and Rocklatan® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. Provisions for revenue reserves reduced product revenues by $43.6 million and $16.2 million for the three months ended March 31, 2020 and 2019, respectively, a significant portion of which related to commercial and Medicare Part D rebates.
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
4. Investments
Cash, cash equivalents and investments as of March 31, 2020 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and cash equivalents	$134,168	$11	$—	$134,179
Total cash and cash equivalents	$134,168	$11	$—	$134,179
Investments:
Commercial paper (due within 1 year)	$44,751	$16	$(28)	$44,739
Corporate bonds (due within 1 year)	55,904	13	(188)	55,729
U.S. Government and government agencies (due within 1 year)	30,028	56	—	30,084
Total investments	$130,683	$85	$(216)	$130,552
Total cash, cash equivalents and investments	$264,851	$96	$(216)	$264,731

Cash, cash equivalents and investments as of December 31, 2019 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and money market funds	$143,940	$—	$—	$143,940
Total cash and cash equivalents	$143,940	$—	$—	$143,940
Investments:
Commercial paper (due within 1 year)	64,629	—	(7)	64,622
Corporate bonds (due within 1 year)	60,640	—	(76)	60,564
U.S. Government and government agencies (due within 1 year)	40,073	—	(9)	40,064
Total investments	$165,342	$—	$(92)	$165,250
Total cash, cash equivalents and investments	$309,282	$—	$(92)	$309,190

5. Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	March 31, 2020
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$114,179	$20,000	$—	$134,179
Total cash and cash equivalents:	$114,179	$20,000	$—	$134,179
Investments:
Commercial paper	$—	$44,739	$—	44,739
Corporate bonds	—	55,729	—	55,729
U.S. Government and government agencies	—	30,084	—	30,084
Total investments	$—	$130,552	$—	$130,552
Total cash, cash equivalents and investments:	$114,179	$150,552	$—	$264,731

	FAIR VALUE MEASUREMENTS AS OF
	December 31, 2019
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and money market funds	$133,931	$10,009	$—	$143,940
Total cash and cash equivalents:	$133,931	$10,009	$—	$143,940
Investments:
Commercial paper	$—	$64,622	$—	$64,622
Corporate bonds	—	60,564	—	60,564
U.S. Government and government agencies	—	40,064	—	40,064
Total investments	$—	$165,250	$—	$165,250
Total cash, cash equivalents and investments:	$133,931	$175,259	$—	$309,190
The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes was $280.8 million at March 31, 2020.
6. Inventory
Inventory consists of the following:

(in thousands)	MARCH 31, 2020	DECEMBER 31, 2019
Raw materials	$1,878	$1,400
Work-in-process	14,190	13,414
Finished goods	4,157	6,240
Total inventory	$20,225	$21,054
For the three months ended March 31, 2020, $3.5 million of idle capacity cost associated with our Athlone manufacturing plant was recorded to costs of goods sold.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	MARCH 31, 2020	DECEMBER 31, 2019
Manufacturing equipment	$21,475	$18,073
Laboratory equipment	7,734	7,525
Furniture and fixtures	1,663	1,648
Software, computer and other equipment	7,985	7,772
Leasehold improvements	29,832	29,720
Construction-in-progress	663	3,892
Property, plant and equipment	69,352	68,630
Less: Accumulated depreciation	(12,129)	(10,483)
Property, plant and equipment, net	$57,223	$58,147
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
The Company’s operating leases have remaining lease terms of approximately 1 year to 17 years, some of which include options to extend the leases.
Balance sheet information related to leases was as follows:

(in thousands)	MARCH 31, 2020	DECEMBER 31, 2019
Operating Leases
Operating lease right-of-use assets	$15,465	$16,523

Operating lease liabilities	$5,614	$5,502
Long-term operating lease liabilities	10,829	12,102
Total operating lease liabilities	$16,443	$17,604

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	MARCH 31, 2020	DECEMBER 31, 2019
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$7,444	$11,169
Accrued consulting and professional fees	3,640	3,810
Accrued research and development expenses (1)	7,405	8,734
Accrued revenue reserves(2)	40,859	38,450
Accrued other (3)	4,975	3,213
Total accrued expenses and other current liabilities	$64,323	$65,376

(1)Comprised primarily of accruals related to fees for investigative sites, contract research organizations, contract manufacturing organizations and other service providers that assist in conducting preclinical research studies and clinical trials. Also included are liabilities incurred related to the Avizorex acquisition.
(2)Comprised primarily of accruals related to commercial and government rebates as well as returns.
(3)Comprised primarily of accruals related to interest payable as well as other business-related expenses.
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

During the three months ended March 31, 2020, the conditions allowing holders of the Convertible Notes to elect to convert had not been met. As of March 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount of the Convertible Notes.
In connection with the issuance of the Convertible Notes, the Company incurred debt issuance costs of $9.2 million for the three months ended December 31, 2019. In accordance with ASC Topic 470, Debt, these costs were allocated to debt and equity components in proportion to the allocation of proceeds. Issuance costs of $5.5 million were recorded as debt issuance costs in the net carrying value of Convertible Notes. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes. The remaining issuance costs of $3.7 million were recorded as additional paid-in capital, net with the equity component and such amounts are not subject to amortization.
The following table summarizes the carrying value of the Convertible Notes as of March 31, 2020:

(in thousands)	MARCH 31, 2020	DECEMBER 31, 2019
Gross proceeds	$316,250	$316,250
Unamortized debt discount and issuance costs	(122,417)	(127,599)
Carrying value	$193,833	$188,651
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
Interest expense related to the Convertible Notes, including stated interest and amortization of debt discount and issuance costs, was $6.4 million for the three months ended March 31, 2020.
Credit Facility
In September 2019, the Company terminated its $200 million senior secured delayed draw term loan facility (the “credit facility”) with certain entities affiliated with Deerfield Management Company L.P. (“Deerfield”) pursuant to which $100 million of delayed draw term loan commitments were provided by Deerfield in July 2018 (the “July 2018 tranche”) and $100 million of delayed draw term loan commitments were provided by Deerfield in May 2019 (the “May 2019 tranche”). Upon termination, the Company paid aggregate fees of $6.5 million to Deerfield in respect of the fee on undrawn amounts and the exit fee for each of the July 2018 tranche and May 2019 tranche. No funds were drawn under either tranche at the time of termination.
Interest expense was $6.4 million for the three months ended March 31, 2020, and included amortization of debt discount and issuance costs related to the Convertible Notes. Interest expense was $0.8 million for the three months ended March 31, 2019, and included issuance costs and fees related to the July 2018 tranche of the credit facility.

11. Stock-Based Compensation
Stock-based compensation expense for options granted, RSAs, PSAs, RSUs and SARs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2020	2019
Cost of goods sold	$497	$—
Selling, general and administrative	6,908	9,121
Pre-approval commercial manufacturing	294	849
Research and development	2,830	2,650
Total	$10,529	$12,620
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
Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2019	8,425,551	$29.06
Granted	412,417	20.94
Exercised	(11,684)	14.06
Canceled	(125,121)	41.16
Options outstanding at March 31, 2020	8,701,163	$28.52	6.6	$15,408
Options exercisable at March 31, 2020	5,750,958	$25.00	5.4	$15,408
As of March 31, 2020, the Company had $67.6 million of unrecognized compensation expense related to options granted under its equity plans. This expense is expected to be recognized over a weighted average period of 2.5 years as of March 31, 2020.

Restricted Stock Awards
The following table summarizes the RSAs, including PSAs, activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSAs at December 31, 2019	754,415	$43.07
Granted	82,492	21.13
Vested	(184,436)	44.27
Canceled	(18,606)	43.36
Non-vested RSAs at March 31, 2020	633,865	$39.86
As of March 31, 2020, the Company had $21.2 million of unrecognized compensation expense related to unvested RSAs, including PSAs. This expense is expected to be recognized over the weighted average period of 2.6 years as of March 31, 2020.
The vesting of the RSAs is time and service based with terms of one to four years. During the year ended December 31, 2017, the Company granted 98,817 PSAs with non-market performance conditions that vest upon the satisfaction of certain performance conditions and service conditions. As of March 31, 2020, 69,171 PSAs were vested and 29,646 PSAs will vest during the second quarter of 2020.
In 2019, 43,071 non-vested RSAs were cancelled and replaced with a corresponding number of RSUs. The RSUs were issued with the same vesting provisions as the cancelled RSAs. The total number of RSUs outstanding at March 31, 2020 was 30,938. As of March 31, 2020, the weighted average fair value per RSU was $19.26, and the associated unrecognized compensation expense totaled $1.4 million. This expense is expected to be recognized over the weighted average period of 2.5 years as of March 31, 2020.
Stock Appreciation Rights
The following table summarizes the SARs activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
SARs outstanding at December 31, 2019	163,016	$41.70
Granted	12,000	18.51
Canceled	(15,619)	41.70
SARs outstanding at March 31, 2020	159,397	$18.51	3.8	$1
SARs exercisable at March 31, 2020	32,610	$52.03	3.2	$—
Holders of the SARs are entitled under the terms of the Plans to receive cash payments calculated based on the excess of the Company’s common stock price over the exercise price in their award; consequently, these awards are accounted for as liability-classified awards and the Company measures compensation cost based on their estimated fair value at each reporting date, net of actual forfeitures, if any.
12. Commitments and Contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. The Company is not a party to any known litigation, is not aware of any material unasserted claims and does not have contingency reserves established for any litigation liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report and with our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 24, 2020 (“2019 Form 10-K”). This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements and see “Risk Factors” in our 2019 Form 10-K and other documents we have filed or furnished with the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.
Overview
We are an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, dry eye, retinal diseases and potentially other diseases of the eye. Our strategy is to successfully commercialize our U.S. Food and Drug Administration (“FDA”) approved products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”) in the United States. We have a commercial team responsible for sales of Rhopressa® and Rocklatan® that includes approximately 100 sales representatives targeting high prescribing eye-care professionals throughout the United States.
Outside the United States
Our strategy also includes developing our business opportunities outside of the United States, including obtaining regulatory approval in Europe and Japan for Rhopressa® and Rocklatan®. In Europe, Rhokiinsa® (marketed as Rhopressa® in the United States) was granted a centralised marketing authorisation by the European Commission (“EC”) in November 2019 and the Marketing Authorisation Application (“MAA”) for Roclanda® (marketed as Rocklatan® in the United States) was accepted by the European Medicines Agency (“EMA”) in December 2019. To optimize the commercial opportunity, we may launch Roclanda®, if approved, before Rhokiinsa® in Europe as the European market is oriented more toward fixed-dose combination products. The Phase 3 clinical registration trial for Roclanda®, named Mercury 3, commenced in Europe during the third quarter of 2017. We currently expect to read out topline 90-day efficacy data for Mercury 3 potentially in late 2020, as discussed in “—Products” below. The Mercury 3 results are expected to be an important determinant as we evaluate the commercialization and profitability potential of Rhokiinsa®, and particularly Roclanda® in Europe.
In Japan, we plan to pursue regulatory approval for Rhopressa® and Rocklatan®. With respect to the clinical progress of Rhopressa® in Japan, we completed a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a successful Phase 2 conducted in Japan. Topline results of the Phase 2 trial indicated positive efficacy and tolerability in the patient set. Clinical trials for Rocklatan® have not yet begun. We held a meeting with the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”) in April 2020 to discuss Phase 3 trial designs for Rhopressa®, while continuing to prepare for the trials. We expect to initiate a Rhopressa® Phase 3 clinical trial in Japan, potentially commencing in the second half of 2020. We will continue to explore collaboration with a potential partner in Japan for Rhopressa® to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan, as discussed in “—Products” below.
Glaucoma Product Manufacturing
We currently use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States. In the second quarter of 2019, we completed the build-out of our own manufacturing plant in Athlone, Ireland, for further commercial production of Rhopressa® and Rocklatan®. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. This approval follows a successful pre-approval inspection of the plant and FDA review of the New Drug Application (“NDA”) Prior Approval Supplement (“PAS”), which added the Athlone manufacturing plant as a drug product manufacturer for Rocklatan®. The manufacturing plant began production of commercial supplies of Rocklatan® during the first quarter of 2020. We expect FDA approval to produce Rhopressa® at our Athlone plant by the end of 2020. We also expect that the Athlone manufacturing plant will have adequate capacity to produce Rhokiinsa® and, if approved, Roclanda®.

Pipeline Opportunities
We also seek to enhance our longer-term commercial potential by identifying and advancing additional product candidates through our internal discovery efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional ophthalmic products or technologies or product candidates that complement our current product portfolio. As discussed in “—Product Candidates” below, some examples include our collaboration with DSM, a global science-based company headquartered in the Netherlands, whereby we have access to their bio-erodible polymer technology, and our acquisition of assets from Envisia, designed to advance our progress in developing potential future sustained-release product candidates to treat retinal diseases and our acquisition of Avizorex, which expands our footprint in ophthalmology by developing therapeutics for the treatment of dry eye disease.
Intellectual Property Portfolio
We own the worldwide rights to all indications for Rhopressa® and Rocklatan®. We have patent protection for Rhopressa® and Rocklatan® in the United States through early 2034 and internationally through 2030, and have filed for patent protection in the United States and internationally through 2037. In addition, through the acquisition of Avizorex, we are the exclusive licensee through 2031 of issued U.S. patents and pending patent applications internationally, which provide patent protection for AR-15512 (previously named AVX-012). Furthermore, we have an allowed U.S. patent application for AR-1105 in the United States, which upon issuance will provide patent protection through 2036, and have also filed for patent protection internationally through 2036. We also have patent protection for AR-13503 in the United States and internationally, which extends to 2030, and have filed for patent protection in the United States and internationally through dates ranging from 2030 to 2037. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions, methods of use, and synthetic methods.
Impact of the COVID-19 Pandemic
In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets.
The health and safety of our employees, patients, prescribers and community are of utmost importance during this time and we are complying with all requirements and mandates from various agencies and governments. We are operating effectively by having most of our employees work from home, limiting our manufacturing plant personnel to essential functions, taking other precautionary measures to protect our employees and our stakeholders and adapting company policy to maintain the continuity of our business.
While many eye care professionals’ offices are closed or in the process of closing, we are using various virtual tools to remain in contact with eye care professionals, and Aerie’s territory managers are experiencing successful engagement with eye care professionals while largely working from their homes. Our sales force is interactively communicating with physicians via video conferencing and local speaker meetings are being replaced with webinars.
We have observed no disruptions to date in the supply chain for the production of Rhopressa® and Rocklatan®. We believe we have approximately three years of starting materials and active pharmaceutical ingredient (“API”) in inventory, and adequate supply of finished product on hand to support our commercial efforts for at least the next six months. Production of Rhopressa® and Rocklatan® is continuing.
While overall sales volumes increased in the first quarter of 2020 compared to the fourth quarter of 2019 for both Rhopressa® and Rocklatan®, total prescription volumes, as seen within the entire pharmaceutical market according to IQVIA data, has declined as the COVID-19 impact grew commencing in late March 2020. There has been a partial volume offset due to an increasing proportion of prescriptions for 90-days’ supply, however, with many eye care professionals’ offices closed or operating with limited capacity, new prescription growth has slowed. We are diligently managing our expenses, including reducing travel and meeting expenses.
Regarding our globalization strategy, as discussed in “—Products” below, the regulatory review in Europe of Roclanda® remains on track, while the 90-day efficacy data for the Mercury 3 trial for Roclanda®, which is designed to gauge commercialization prospects in Europe, are now expected potentially in late 2020. We held a meeting with the Japanese PMDA in April 2020 to discuss Phase 3 trial designs for Rhopressa®, while continuing to prepare for the trials and exploring partnership opportunities. From a pipeline perspective, the early stage retina implant trials remain on track, and we hope to commence our Phase 2b clinical study for dry eye candidate AR-15512 by the end of 2020, as discussed in “—Product Candidates” below.

Our cash and cash equivalents and investments totaled $264.7 million as of March 31, 2020. We believe that our cash and cash equivalents and investments and projected cash flows from revenues will continue to provide sufficient resources for our current ongoing needs through at least the next twelve months, as discussed in “—Liquidity and Capital Resources” below.
See “Risk Factors—The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as COVID-19, could adversely affect our business, results of operations and financial condition.”
Products, Product Candidates and Pipeline Opportunities
Products
Rhopressa®, our first FDA-approved product, has demonstrated that it reduces intraocular pressure (“IOP”) through Rho kinase (“ROCK”) inhibition. Using this mechanism of action (“MOA”), Rhopressa® increases the outflow of aqueous humor through the trabecular meshwork (“TM”), which accounts for approximately 80% of fluid drainage from the healthy eye and is the diseased tissue responsible for elevated IOP in glaucoma. Our second FDA-approved product, once-daily Rocklatan®, is a fixed-dose combination of Rhopressa® and latanoprost, reduces IOP through the same MOA as Rhopressa® and through a second MOA, utilizing the ability of latanoprost to increase the outflow of aqueous humor through the uveoscleral pathway, the eye’s secondary drain. Both Rhopressa® and Rocklatan® are taken once-daily in the evening and have shown in preclinical and clinical trials to be effective in reducing IOP, with a favorable safety profile.
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
Rhopressa® in the United States
We launched Rhopressa® in the United States in April 2018. Rhopressa® is being sold to national and regional U.S. pharmaceutical distributors, and patients have access to Rhopressa® through pharmacies across the United States. We have obtained formulary coverage for Rhopressa® for the majority of lives covered under commercial and Medicare Part D plans.
Rhopressa® Outside of the United States
In Europe, in November 2019, the EC granted a centralised marketing authorisation for Rhokiinsa®. This follows the EMA Committee for Medicinal Products in Human Use (“CHMP”) adopting a positive opinion recommending approval of the MAA for Rhokiinsa® in September 2019.
In support of a potential regulatory submission for Rhopressa® in Japan, we conducted a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a successful Phase 2 clinical trial conducted in Japan. In July 2019, we completed enrollment of a Phase 2 clinical trial in Japan and topline results were released in November 2019. These studies were designed in accordance with the requirements of the PMDA on Japanese patients in Japan to support subsequent Phase 3 registration trials that are also expected to be conducted in Japan. Topline results of the Phase 2 clinical trial indicated positive efficacy and tolerability results for the patient set. We held a meeting with the Japanese PMDA in April 2020 to discuss Phase 3 trial designs for Rhopressa®, while continuing to prepare for the trials. We expect to initiate a Rhopressa® Phase 3 clinical trial in Japan, potentially commencing in the second half of 2020. We will continue to explore collaboration with a potential partner in Japan to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan, and will continue to explore other potential opportunities elsewhere in Eastern Asia.

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
Rocklatan® Outside of the United States
In Europe, the clinical trials Mercury 1 and Mercury 2 represent the basis for European approval of Roclanda®. We also initiated a Phase 3 registration trial for Roclanda®, named Mercury 3, in Europe during the third quarter of 2017. Mercury 3, a six-month efficacy and safety trial, is designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe consisting of bimatoprost (a PGA) and timolol (a beta blocker). If successful, Mercury 3 is expected to improve our commercialization prospects in Europe; it is not required for regulatory approval. The Mercury 3 results are expected to be an important determinant as we evaluate the commercialization and profitability potential of Rhokiinsa®, and particularly Roclanda®, in Europe. We currently expect to read out topline 90-day efficacy data for Mercury 3 potentially in late 2020. In December 2019, the MAA for Roclanda® was accepted by the EMA. An opinion from the CHMP is expected in the fourth quarter of 2020. Since Roclanda® is a fixed-dose combination product that includes Rhokiinsa®, the MAA submission for Roclanda® was predicated on the receipt of a centralised marketing authorisation for Rhokiinsa®, which the EC granted in November 2019. In Japan, clinical trials for Rocklatan® have not yet begun.
Product Candidates
To complement our internal research through business development opportunities, we acquired from Avizorex the clinical-stage dry eye product candidate AR-15512. Furthermore, we have also acquired worldwide ophthalmic rights to a bio-erodible polymer technology from DSM and PRINT® (Particle Replication in Non-wetting Templates) implant manufacturing technology, which is a proprietary technology capable of creating precisely-engineered sustained-release products utilizing fully-scalable manufacturing processes, from Envisia. Using these technologies, we have created a sustained-release ophthalmology platform and are currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-13503 SR, and in the future we believe this technology may be useful as we explore additional sustained-release applications.
AR-15512 (TRPM8 receptor)
In December 2019, we acquired Avizorex, a Spanish ophthalmic pharmaceutical company, developing therapeutics for the treatment of dry eye disease. Avizorex completed a Phase 2a study in dry eye subjects in 2019 for its lead product candidate AVX-012 (now named AR-15512). The active ingredient in AR-15512 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates ocular surface wetness and blink rate. By stimulating these processes in a physiological manner, TRPM8 agonists have the potential to restore tear film stability and reduce discomfort in patients with dry eye. Positive results from the Phase 2a study support the therapeutic potential of AR-15512 to treat signs and symptoms of dry eye. Toxicology studies are underway as part of the evaluation of different concentrations and we are planning to initiate a larger Phase 2b study in late 2020 assuming that the COVID-19 environment allows for the commencement of enrollment in this study.
AR-1105 Implant (dexamethasone steroid)
In October 2017, we acquired the rights to use PRINT® technology in ophthalmology and certain other assets from Envisia. In addition, we acquired Envisia’s intellectual property rights relating to a preclinical dexamethasone steroid implant using a biodegradable polymer-based drug delivery system that comprised of a blend of different poly D, L-lactic-co-glycolic acid (“PLGA”) polymers and PRINT® technology for the potential treatment of macular edema due to retinal vein occlusion (“RVO”) and diabetic retinopathy, which we refer to as AR-1105. We submitted the Investigational New Drug application (“IND”) for AR-1105 in December 2018. In January 2019, we announced that the FDA reviewed the IND for AR-1105 and it is now in effect. We initiated a Phase 2 clinical trial of AR-1105 in patients with macular edema due to RVO during March 2019 and completed enrollment in October 2019. We currently expect a readout in the second half of 2020.
AR-13503 SR Implant (ROCK and Protein kinase inhibitor)
Our owned small molecule, AR-13503, is a ROCK and Protein kinase C inhibitor and is the active ingredient in our AR-13503 sustained-release implant. AR-13503 SR has potential for the treatment of diabetic macular edema (“DME”), wet age-related macular degeneration (“AMD”) and other diseases of the retina. AR-13503, which has the same active metabolite as Rhopressa®, has been shown to reduce lesion size in an in vivo preclinical model of wet AMD at levels similar to the current market-leading wet AMD anti-vascular endothelial growth factor (vascular endothelial growth factor, “VEGF”) product. When used in combination preclinically with the market-leading anti-VEGF product, AR-13503 produced greater lesion size reduction than the anti-VEGF product alone in a model of proliferative diabetic retinopathy. Pending additional studies, AR-13503 may have the potential to provide an entirely new mechanism and pathway to treat DME, wet AMD and related diseases of the retina, potentially as an adjunctive therapy to current anti-VEGF therapies.
Since AR-13503 is a small molecule with a short half-life when injected into the back of the eye, and the aforementioned diseases are located in the back of the eye, a delivery mechanism was needed to deliver the molecule to the back of the eye for a sustained delivery period.
Using our licensed technology from DSM, AR-13503 has been combined with a polyesteramide polymer to produce an injectable, thin fiber implant that is minute in size. Preclinical experiments with the AR-13503 SR implant have demonstrated linear, sustained elution rates over several months and achievement of target retinal drug concentrations. The IND for AR-13503 SR became effective in April 2019, allowing us to initiate human studies in the treatment of neovascular age-related macular degeneration (“nAMD”) and DME. We initiated a first-in-human clinical study for AR-13503 SR in the third quarter of 2019 and currently expect to commence enrollment of the Phase 2 clinical trial in the second half of 2020, with a readout expected in 2021.
Pipeline Opportunities
We are also preliminarily evaluating the use of PRINT® technology platform for sustained-release of therapies for other ophthalmic indications. We commenced operation of our current good manufacturing practices-validated manufacturing facility for production of ophthalmic implants using PRINT® technology in our Durham, North Carolina, facility in October 2018.
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
Corporate Citizenship
We are dedicated to the principles of environmental stewardship, social responsibility and good corporate governance. We consider these to be among our most important values and we seek to integrate these values into our ongoing and strategic activities.
As it relates to the environment and sustainability, we seek to employ green processes, materials, practices, equipment and technologies where possible throughout our operations to foster conservation and reduce waste. We also seek to minimize energy consumption using various power-saving technologies designed to consume electrical power only when needed. The majority of our office space in the United States is Leadership in Energy and Environmental Design (“LEED”) certified, our new manufacturing plant in Athlone, Ireland is LEED silver certified, and both our manufacturing plant in Athlone, Ireland and our implant manufacturing facility in Durham, North Carolina, were built from end-to-end with sustainability and good manufacturing practices in mind. We have also instituted environmentally conscious programs into the work environment for our employees by implementing recycling and composting programs, offering water dispensers to reduce plastic bottle waste and providing electric automobile charging stations in our employee parking areas, as examples.

From a social responsibility perspective, even though we have not yet attained profitability as a company, we have donated tens of thousands of dollars to causes that we believe are important to society. These donations were directed to support glaucoma research, providing free eye care to low-income or indigent patients in the United States and beyond, a national educational symposium for glaucoma patients, supporting women in ophthalmology and other donations to causes of interest to areas beyond our immediate scope, such as for organizations that support needy children in Harlem, New York.
In light of the circumstances created by the COVID-19 pandemic, we took precautionary measures to protect our employees and our stakeholders and adapted company policies that maintain the continuity of our business in the best interest of our eye care professionals and patients. We implemented a work from home policy, where possible, limited our plant personnel to essential functions and practiced social distancing to minimize potential transmission for employees who are performing essential laboratory, manufacturing or administrative tasks. Our sales force is interactively communicating with physicians via video conferencing and local speaker meetings are being replaced with webinars.
We also strive to be socially conscious in our practices. We support diversity in our hiring practices and follow a management philosophy that integrates social responsibility and the highest governance standards. Our Audit Committee is comprised of independent and competent directors as applicable under the guidance, and our most recent stockholder vote on executive compensation practices received nearly 95% support. As we continue to build our company, we will continue to seek to keep the environment, our social responsibility and governance considerations at top of mind.
Financial Overview
Our cash and cash equivalents and investments totaled $264.7 million as of March 31, 2020. We believe that our cash and cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months, though there may be need for additional financing activity as we continue to grow. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion.
We have incurred net losses since our inception in June 2005. Until 2018, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of March 31, 2020, we had an accumulated deficit of $945.1 million. We recorded net losses of $49.1 million for the three months ended March 31, 2020. For the three months ended March 31, 2019 we recorded net losses of $48.0 million. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rhopressa® and Rocklatan®, advancing our product candidates and pipeline, international expansion and completion of construction of our manufacturing plant in Athlone, Ireland. We expect to continue to incur operating losses until our products generate adequate commercial revenue to render Aerie profitable. If we do not successfully commercialize Rhopressa®, Rocklatan® or any product candidates or future product candidates, if approved, we may be unable to generate adequate product revenues to achieve such profitability. We may be required to obtain further funding through debt or equity offerings or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts.
Product Revenues, Net
We launched Rhopressa® in the United States in April 2018 and commenced generating product revenues from sales of Rhopressa® during the second quarter of 2018. We launched Rocklatan® in the United States in May 2019 and commenced generating product revenues from sales of Rocklatan® in the second quarter of 2019. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix and lagged claims. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which may have an impact on earnings in the period of adjustment.
We will not generate any revenue from any product candidates or future product candidates unless and until we obtain regulatory approval and commercialize such products.

Cost of Goods Sold
Cost of goods sold consists of direct and indirect costs to procure and manufacture product sold, including third-party manufacturing costs. Prior to receiving FDA approval, these costs for Rhopressa® and Rocklatan® were expensed as pre-approval commercial manufacturing expenses (as defined below). We began capitalizing inventory costs for Rhopressa® and Rocklatan® after receipt of FDA approval. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. We expect FDA approval to produce Rhopressa® at our Athlone plant by the end of 2020. The manufacturing plant began production of commercial supplies of Rocklatan® during the first quarter of 2020. Production costs related to idle or underutilized capacity at the manufacturing plant in Athlone, Ireland, are not included in the cost of inventory but are charged directly to cost of goods sold on the condensed consolidated statements of operations and comprehensive loss in the period incurred.
Cost of goods sold in 2020 will continue to be favorably impacted by sales of Rhopressa® and Rocklatan® inventory that were expensed prior to FDA approval; however, we do not expect the impact to be material. Further, we expect cost of goods sold in 2020 to be unfavorably impacted by idle capacity costs due to the underutilization at the Athlone manufacturing plant, along with the potential for future inventory obsolescence write-offs.
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
Pre-approval Commercial Manufacturing Expenses
Pre-approval commercial manufacturing expenses consist of costs incurred for commercial-related manufacturing activities for Rhopressa® and Rocklatan® prior to FDA approval. These costs include those associated with the manufacturing of inventory in anticipation of commercial launch, expenses associated with the establishment of both our manufacturing plant in Athlone, Ireland, and our additional API and drug product contract manufacturers as well as employee-related expenses, which includes salaries, benefits and stock-based compensation for commercial-related manufacturing personnel prior to regulatory approval.
We obtained regulatory approval to produce Rocklatan® in early 2020 in our Athlone, Ireland plant for commercial distribution in the United States as well as approval for our additional API and drug product contract manufacturers during 2019 and early 2020. Accordingly, we expect that our pre-approval commercial manufacturing expenses will decrease in 2020 as compared to 2019 with a portion of the related reduced expenses recorded in cost of goods sold or capitalized to inventory.
Research and Development Expenses
We expense research and development costs to operations as incurred. Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, including employee-related expenses for research and development personnel.
Other (Expense) Income, Net
Other (expense) income primarily includes interest expense, interest income, foreign exchange gains and losses, and other income and expense. Interest expense consists of interest expense under the Convertible Notes, including the amortization of debt discounts and issuance costs incurred. Prior to the termination of the credit facility in September 2019, interest expense also included the amortization of issuance costs and commitment fees incurred on the July 2018 and May 2019 tranches of the credit facility. Interest income primarily consists of interest earned on our cash, cash equivalents and investments. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion. Foreign exchange gains and losses are primarily due to the remeasurement of our lease liabilities, which are denominated in a foreign currency and held by a subsidiary with a U.S. dollar functional currency.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of revenue recognition, stock-based compensation and fair value measurements. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies and significant estimates have not materially changed since the date we filed our 2019 Form 10-K. For more information on our critical accounting policies and estimates, refer to our 2019 Form 10-K.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019:

	THREE MONTHS ENDED MARCH 31,		CHANGE	% CHANGE
	2020	2019
	(in thousands, except percentages)
Product revenues, net	$20,341	$10,852	$9,489	*
Total revenues, net	20,341	10,852	9,489
Costs and expenses:
Cost of goods sold	6,092	381	5,711	*
Selling, general and administrative expenses	36,902	36,282	620	2%
Pre-approval commercial manufacturing	2,114	4,457	(2,343)	(53)%
Research and development expenses	19,173	17,884	1,289	7%
Total costs and expenses	64,281	59,004	5,277	9%
Loss from operations	(43,940)	(48,152)	4,212	(9)%
Other (expense) income, net	(5,222)	111	(5,333)	*
Loss before income taxes	$(49,162)	$(48,041)	$(1,121)	2%
*Percentage not meaningful
Product revenues, net
Product revenues, net were $20.3 million and $10.9 million for the three months ended March 31, 2020 and 2019, respectively. Revenues recorded during the three months ended March 31, 2020 relate to sales of Rhopressa® and Rocklatan®, which we launched in the United States in April 2018 and in May 2019, respectively. The year-over-year revenue increase is primarily attributable to sales of Rocklatan®, which had its U.S. launch in May 2019. It should be noted that there was a decline in sales subsequent to the three months ended March 31, 2020 in April 2020 due to a decline in total prescription volumes, as seen within the entire pharmaceutical market according to IQVIA data, as the number of COVID-19 positive cases and deaths increased in late March. However, while we have seen a reduction particularly in new prescriptions, our average weekly sales-out to pharmacies in April is consistent with volumes experienced during the fourth quarter of 2019.
Cost of goods sold
Cost of goods sold was $6.1 million for the three months ended March 31, 2020, compared to $0.4 million in the prior year period. Our gross margin percentage was 70.1% and 96.5% for the three months ended March 31, 2020 and 2019, respectively. Our cost of goods sold and gross margin percentage for the three months ended March 31, 2020 were unfavorably impacted by idle capacity costs due to underutilization at the Athlone manufacturing plant due to the startup of the facility and inventory write-offs, which increased the cost of goods sold by $3.5 million and $1.5 million, respectively, and lowered the gross margin percentage by 17.3% and 7.3%, respectively. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the plant reaches full capacity. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. Prior to this approval, costs incurred for commercial-related manufacturing activities for Rocklatan® at the Athlone plant were recorded to pre-approval commercial manufacturing expenses.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $0.6 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase was primarily associated with an increase of $2.1 million in sales and marketing expenses for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 related to our commercialization of Rhopressa® and Rocklatan®. This increase was partially offset by a $1.4 million decrease in employee-related expenses for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to decreased stock-based compensation expense during the period. Travel expenses also decreased during the month of March 2020 as a result of COVID-19 related travel restrictions.
Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses decreased by $2.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Expenses were lower primarily due to the receipt of regulatory approval in January 2020 to produce Rocklatan® at our Athlone manufacturing plant as the cost of Rocklatan® produced by the Athlone plant for commercial distribution following regulatory approval was capitalized as inventory or expensed to cost of goods sold. Further, expenses were lower due to regulatory approval for our additional Rocklatan® drug product contract manufacturer, which began to supply commercial product in the first quarter of 2020, and our additional API and Rhopressa® drug product contract manufacturers, which began to supply commercial API and Rhopressa®, respectively, in the second quarter of 2019. The cost of commercial Rocklatan®, API and Rhopressa®, respectively, produced by these manufacturers following regulatory approval were capitalized as inventory. We expect pre-approval commercial manufacturing expenses to continue to decrease in 2020 as compared to 2019.
Research and development expenses
Research and development expenses increased by $1.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase primarily related to an increase of $1.2 million in employee-related expenses as well as an increase of $1.0 million in spend for the development of product candidates, mainly AR-15512, partially offset by a decrease of $1.5 million of expenses associated with Rhopressa®, as noted below. Employee-related expenses increased primarily due to additional headcount to support clinical trials principally for markets outside of the United States.
Research and development expenses for Rhopressa® were not significant for the three months ended March 31, 2020 and totaled $1.5 million for three months ended March 31, 2019. Expenses for Rhopressa® decreased primarily due to a decrease in costs associated with the Phase 2 clinical trial conducted in Japan. Research and development expenses for Rocklatan® totaled $1.2 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively. Expenses for Rocklatan® during the three months ended March 31, 2020 primarily include costs related to the Mercury 3 registration trial in Europe.
Other (expense) income, net
Other (expense) income, net consists of the following:

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2020	2019
	(in thousands)
Interest income	$1,096	$812	$284
Interest expense	(6,375)	(798)	(5,577)
Other (expense) income	57	97	(40)
Other (expense) income, net	$(5,222)	$111	$(5,333)
The change in other (expense) income, net of $5.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily relates to interest expense under the Convertible Notes issued in September 2019, including the amortization of debt discounts and issuance costs incurred. The interest expense increased by $5.6 million in the first quarter of 2020 related to the amortization of debt discounts and issuance costs incurred on the 1.50% convertible senior notes due 2024 (the “Convertible Notes”), which were issued in September 2019. This increase in interest expense was partially offset by costs in the prior year for the amortization of issuance costs and fees incurred on the July 2018 tranche of the credit facility.

Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities and the issuance of convertible notes. We commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our products are commercially successful, if at all. We will not generate any revenue from any product candidates or future product candidates unless and until we obtain regulatory approval and commercialize such products.
Sources of Liquidity
Our product revenue, net amounted to $20.3 million for the three months ended March 31, 2020, which relate to sales of Rhopressa® and Rocklatan®. Accounts receivable, net amounted to $42.9 million as of March 31, 2020.
As of March 31, 2020, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $264.7 million. In September 2019, we issued an aggregate principal amount of $316.25 million of Convertible Notes. See Note 10 to our condensed consolidated financial statements included in this report for additional information. We believe that our cash, cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months. See “—Operating Capital Requirements.”
Cash Flows
The following table summarizes our sources and uses of cash:

	THREE MONTHS ENDED MARCH 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(41,822)	$(48,639)
Investing activities	33,483	(4,939)
Financing activities	(1,422)	(372)
Net change in cash and cash equivalents	$(9,761)	$(53,950)
Operating Activities
During the three months ended March 31, 2020, net cash used in operating activities of $41.8 million related to a net loss of $49.1 million, adjusted for non-cash items of $18.7 million primarily related to stock-based compensation expense, amortization and accretion and depreciation, offset by a net cash outflow of $11.4 million related to changes in operating assets and liabilities. During the three months March 31, 2019, net cash used in operating activities of $48.6 million related to a net loss of $48.0 million, adjusted for non-cash items of $15.1 million primarily related to stock-based compensation expense, amortization and accretion, depreciation and a net cash outflow of $15.8 million related to changes in operating assets and liabilities.
Investing Activities
During the three months ended March 31, 2020, our investing activities provided net cash of $33.5 million related to sales and maturities of available-for-sale investments of $50.6 million offset by purchases of available-for-sale investments of $15.8 million and purchases of property, plant and equipment of $1.2 million primarily related to the build-out of our manufacturing plant in Ireland. During the three months ended March 31, 2019, our investing activities used net cash of approximately $4.9 million related to purchases of property, plant and equipment.
Financing Activities
During the three months ended March 31, 2020 and 2019, our financing activities used net cash of $1.4 million and $0.4 million, respectively. The net cash used in financing activities of $1.4 million for three months ended March 31, 2020 was primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock awards.

The net cash used in financing activities for the three months ended March 31, 2019 was primarily related to net payments of $0.6 million from stock-based compensation arrangements, mainly from employee exercises of stock options, partially offset by taxes paid on employees’ behalf through withholding of shares on restricted stock awards and option exercises.
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
We believe that our cash and cash equivalents and investments and projected cash flows from revenues, will provide sufficient resources to support our operations through at least the next twelve months. We are required to make semi-annual interest payments in cash in arrears on the Convertible Notes at a rate of 1.50% per annum on April 1 and October 1 of each year, beginning on April 1, 2020.

Our future funding requirements will depend on many factors, including, but not limited to the following:
•commercial performance of Rhopressa® and Rocklatan® or any product candidates or future product candidates, if approved, including any effects associated with the COVID-19 pandemic;
•costs of commercialization activities for Rhopressa® and Rocklatan® and any product candidates or future product candidates, if approved;
•costs of building inventory to support sales growth and other associated working capital needs;
•costs, timing and outcome of seeking regulatory approval;
•timing and costs of our ongoing and future clinical trials and preclinical studies including those related to our international expansion;
•costs of any follow-on development or products, including the exploration and/or development of any additional indications or additional opportunities for new ophthalmic product candidates, delivery alternatives and new therapeutic areas;
•terms and timing of any acquisitions, collaborations, or other arrangements;
•costs related to the Convertible Notes; and
•costs related to filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.
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

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as included in our 2019 Form 10-K.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash, cash equivalents and investments totaled $264.7 million and $309.2 million as of March 31, 2020 and December 31, 2019, respectively. Given the short-term nature of our cash and cash equivalents and investments, we do not believe that a change in market interest rates would have a material impact on our financial condition or results of operations. We do not currently engage in any hedging activities against changes in interest rates.
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies but has a U.S. dollar functional currency. We do not currently have a foreign currency hedging program. To date and during the three months ended March 31, 2020, foreign currency exposure and foreign currency financial instruments have not been material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We may periodically become subject to legal proceedings and claims arising in connection with our business. We are not a party to any known litigation, are not aware of any material unasserted claims and do not have contingency reserves established for any litigation liabilities.
Item 1A. Risk Factors
You should consider carefully the risks set forth under “Risk Factors” in our 2019 Form 10-K, and other documents that we have filed or furnished with the SEC. Except as set forth below, there have been no material changes to these risk factors.
The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as COVID-19, could adversely affect our business, results of operations and financial condition.
We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” and “stay at home” restrictions by various governments worldwide and created significant volatility and disruption of financial markets.
The COVID-19 pandemic may continue to affect demand for our products because quarantines or other government restrictions on movements have caused and continue to cause changes in demand. Many eye care professionals’ offices have closed or are in the process of closing and there is uncertainty if or when they will re-open. Patients may continue to change the quantities in, or the frequency with, which they order our products. Additionally, patients may not visit their eye care professionals for an extended period of time due to logistical issues or safety concerns, resulting in fewer new diagnoses or prescriptions as the COVID-19 pandemic progresses. Our sales force is also limited in its ability to meet with current and potential prescribers, which may negatively affect sales. Our current efforts to utilize various virtual tools to remain in contact with eye care professionals may not be adequate to address any negative effect on sales. If the overall economy is negatively affected, including by entering into a recession, current and potential patients may alter their spending patterns and may have less disposable income with which to spend on prescriptions, amongst other changes. The changes in eye care professional and patient behavior could have a material adverse effect on our results of operations.
The COVID-19 pandemic may also disrupt our third party partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include the suppliers of our active pharmaceutical ingredient, suppliers of our finished product and clinical research organizations. While we have not observed disruptions to date with respect to any such third party, as the COVID-19 pandemic progresses as a result of transport restrictions related to quarantines, travel bans or other governmental actions may cause our global supply to become constrained.
The progress of the COVID-19 pandemic may disrupt our clinical operations and regulatory approvals. We are in the process of advancing our products towards approval in jurisdictions outside the United States and advancing our product candidates towards regulatory approval. We also have applications for regulatory approval pending, such as our marketing authorisation application (“MAA”) with the European Medicines Agency (“EMA”). We do not yet know whether or how the progress of the COVID-19 pandemic will affect our clinical operations, including enrollment of clinical trials, or the timing of regulatory approvals, including the approval by the EMA of our MAA.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of COVID-19; the effect on eye care professionals and patients and demand for our products; our ability to sell and provide our products, including as a result of people staying home and any closures of our offices and our manufacturing plant in Athlone, Ireland, our eye care professionals’ offices and regulatory agencies, all of which are uncertain and cannot be predicted. In addition, the financial markets are currently volatile due to the market conditions discussed above. Conditions in the financial and credit markets may limit the availability of liquidity or increase the cost of such liquidity, which could adversely affect our business, financial position and results of operations. COVID-19, and the volatile economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in our Annual Report on Form 10-K, including our ability to achieve market acceptance of our products, our competitiveness, our reliance on third parties, our dependence on key personnel, our risks related to security breaches and other cybersecurity risks and our manufacturing capabilities. An extended period of global supply chain and economic disruption could materially adversely affect our business, our results of operations, our access to sources of liquidity, our financial condition and the price of our common stock.
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

(i) Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: May 7, 2020	/s/ RICHARD J. RUBINO
Richard J. Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)