Form 10-Q
period 2020-06-30
AERIE PHARMACEUTICALS INC
filed 2020-08-07
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 31, 2020, there were 46,514,430 shares of the registrant’s common stock, par value $0.001, outstanding.

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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	JUNE 30, 2020	DECEMBER 31, 2019
Assets
Current assets
Cash and cash equivalents	$151,299	$143,940
Short-term investments	90,619	165,250
Accounts receivable, net	43,078	38,354
Inventory	19,092	21,054
Prepaid expenses and other current assets	8,991	7,744
Total current assets	313,079	376,342
Property, plant and equipment, net	56,177	58,147
Operating lease right-of-use assets	14,906	16,523
Other assets	1,093	1,596
Total assets	$385,255	$452,608
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,661	$12,770
Accrued expenses and other current liabilities	71,886	65,376
Operating lease liabilities	5,314	5,502
Total current liabilities	83,861	83,648
Convertible notes, net	199,157	188,651
Long-term operating lease liabilities	10,501	12,102
Other non-current liabilities	1,924	1,257
Total liabilities	295,443	285,658
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of June 30, 2020 and December 31, 2019; none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 46,513,349 and 46,464,669 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	47	46
Additional paid-in capital	1,082,964	1,062,996
Accumulated other comprehensive income (loss)	117	(92)
Accumulated deficit	(993,316)	(896,000)
Total stockholders’ equity	89,812	166,950
Total liabilities and stockholders’ equity	$385,255	$452,608
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Product revenues, net	$18,033	$15,835	$38,374	$26,687
Total revenues, net	18,033	15,835	38,374	26,687
Costs and expenses:
Cost of goods sold	7,326	705	13,418	1,086
Selling, general and administrative	33,237	34,482	70,139	70,764
Pre-approval commercial manufacturing	80	5,819	2,194	10,276
Research and development	19,943	20,904	39,116	38,788
Total costs and expenses	60,586	61,910	124,867	120,914
Loss from operations	(42,553)	(46,075)	(86,493)	(94,227)
Other (expense) income, net	(5,634)	(1,089)	(10,856)	(978)
Loss before income taxes	(48,187)	(47,164)	(97,349)	(95,205)
Income tax benefit	—	—	(33)	(90)
Net loss	$(48,187)	$(47,164)	$(97,316)	$(95,115)
Net loss per common share—basic and diluted	$(1.05)	$(1.04)	$(2.12)	$(2.10)
Weighted average number of common shares outstanding—basic and diluted	45,876,106	45,397,024	45,834,305	45,334,191

Net loss	$(48,187)	$(47,164)	$(97,316)	$(95,115)
Unrealized gain on available-for-sale investments, net	237	—	209	—
Comprehensive loss	$(47,950)	$(47,164)	$(97,107)	$(95,115)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2018	45,478,883	$45	$924,180	$(696,419)	$227,806
Issuance of common stock upon exercise of stock options and warrants	141,245	—	1,879	—	1,879
Issuance of common stock for restricted stock awards, net	301,848	1	(2,093)	—	(2,092)
Stock-based compensation	—	—	12,508	—	12,508
Net loss	—	—	—	(47,951)	(47,951)
Balances at March 31, 2019	45,921,976	$46	$936,474	$(744,370)	$192,150
Issuance of common stock upon exercise of stock purchase rights	22,648	—	569	—	569
Issuance of common stock upon exercise of stock options and warrants	10,480	—	71	—	71
Issuance of common stock for restricted stock awards, net	(5,686)	—	(891)	—	(891)
Stock-based compensation	—	—	11,023	—	11,023
Net loss	—	—	—	(47,164)	(47,164)
Balances at June 30, 2019	45,949,418	$46	$947,246	$(791,534)	$155,758
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2019	46,464,669	$46	$1,062,996	$(92)	$(896,000)	$166,950
Issuance of common stock upon exercise of stock options and warrants	5,811		44			44
Issuance of common stock for restricted stock awards, net	5,705		(1,466)			(1,466)
Stock-based compensation			10,838			10,838
Other comprehensive (loss) income				(28)		(28)
Net loss					(49,129)	(49,129)
Balances at March 31, 2020	46,476,185	$46	$1,072,412	$(120)	$(945,129)	$127,209
Issuance of common stock upon exercise of stock purchase rights	23,494		295			295
Issuance of common stock upon exercise of stock options	31,615	1	118			119
Issuance of common stock for restricted stock awards, net	(17,945)		(150)			(150)
Stock-based compensation			10,289			10,289
Other comprehensive income (loss)				237		237
Net loss					(48,187)	(48,187)
Balances at June 30, 2020	46,513,349	$47	$1,082,964	$117	$(993,316)	$89,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2020	2019
Cash flows from operating activities
Net loss	$(97,316)	$(95,115)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,186	2,059
Amortization and accretion	13,358	5,051
Stock-based compensation	20,705	23,315
Other non-cash	7	(155)
Changes in operating assets and liabilities
Accounts receivable, net	(4,724)	(22,936)
Inventory	2,397	(14)
Prepaid, current and other assets	(861)	(3,572)
Accounts payable, accrued expenses and other current liabilities	1,484	8,567
Operating lease liabilities	(2,929)	(2,309)
Net cash used in operating activities	(64,693)	(85,109)
Cash flows from investing activities
Purchase of available-for-sale investments	(43,455)	—
Proceeds from sales and maturities of investments	118,357	—
Purchase of property, plant and equipment	(1,690)	(7,118)
Net cash provided by (used in) investing activities	73,212	(7,118)
Cash flows from financing activities
Proceeds from loan	8,274	—
Repayment of loan	(8,274)	—
Payments related to issuance of stock for stock-based compensation arrangements, net	(1,160)	(968)
Payments of debt issuance costs	—	(396)
Proceeds from exercise of warrants	—	375
Other financing	—	(239)
Net cash used in financing activities	(1,160)	(1,228)
Net change in cash and cash equivalents	7,359	(93,455)
Cash and cash equivalents, at beginning of period	143,940	202,818
Cash and cash equivalents, at end of period	$151,299	$109,363

Non-cash investing and financing activities
Purchase of property, plant and equipment	$409	$917
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. The Company
Aerie Pharmaceuticals, Inc. (“Aerie”), with its wholly-owned subsidiaries, Aerie Distribution, Inc., Aerie Pharmaceuticals Limited, Aerie Pharmaceuticals Ireland Limited, and Avizorex Pharma S.L. (“Aerie Distribution,” “Aerie Limited,” “Aerie Ireland Limited,” and “Avizorex,” respectively, together with Aerie, the “Company”), is an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, ocular surface diseases and retinal diseases. The Company has its principal executive offices in Durham, North Carolina, and operates as one business segment.
The Company has two U.S. Food and Drug Administration (“FDA”) approved products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”). Rhopressa® is a once-daily eye drop designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, the most widely-prescribed drug for the treatment of patients with open-angle glaucoma. The Company is commercializing Rhopressa®, which was launched in the United States in April 2018, and Rocklatan®, which was launched in the United States in May 2019. In November 2019, the Company released topline data from its Phase 4 Multi-center Open-label Study (“MOST”), which observed Rhopressa® efficacy in various real-world clinical settings, including as an adjunctive product and monotherapy. The results indicated positive IOP reduction in all settings, along with a favorable tolerability profile. In addition to actively promoting the products in the United States, the Company is pursuing its strategy to obtain regulatory approval for Rhopressa® and Rocklatan® in Europe and Japan. Rhopressa® and, if approved, Rocklatan® will be marketed under the names Rhokiinsa® and Roclanda®, respectively, if ultimately commercialized in Europe.
In Europe, Rhokiinsa® was granted a centralised marketing authorisation by the European Commission (“EC”) in November 2019 and the Marketing Authorisation Application (“MAA”) for Roclanda® was accepted by the European Medicines Agency (“EMA”) in December 2019. The Phase 3 registration trial for Roclanda®, named Mercury 3, is a six-month efficacy and safety trial designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe of bimatoprost (a prostaglandin analog), and timolol (a beta blocker). If successful, Mercury 3 is expected to improve the commercialization prospects of Roclanda® in Europe; it is not required for regulatory approval. The Mercury 3 results are expected to be an important determinant as the Company evaluates the commercialization and profitability potential of Rhokiinsa®, and particularly Roclanda®, in Europe. The Company currently expects to read out topline 90-day efficacy data for Mercury 3 later in the third quarter of 2020.
In Japan, with respect to the clinical progress of Rhopressa®, the Company completed a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a Phase 2 clinical trial conducted in Japan. These studies were designed to meet the requirements of Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) for potential regulatory submission of Rhopressa® in Japan. Topline results of the Phase 2 trial indicated positive efficacy and tolerability results in the patient population. Clinical trials for Rocklatan® have not yet begun. The Company held a meeting with the Japanese PMDA in April 2020 to discuss Phase 3 trial designs for Rhopressa®, while continuing to prepare for the trials. The Company expects to initiate a Rhopressa® Phase 3 clinical trial in Japan in the fourth quarter of 2020. The Company expects to have three Phase 3 trials, two of which will be 28-day trials and one of which will be a 12-month safety trial. The Company continues to explore collaboration with a potential partner in Japan to advance the Company’s clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan, and will continue to explore other potential opportunities elsewhere in Eastern Asia.
The Company is furthering the development of its product candidates focused on dry eye and retinal diseases, particularly AR-15512 (previously named AVX-012), AR-1105 and AR-13503 SR, described below. The Company acquired Avizorex, a Spanish ophthalmic pharmaceutical company, developing therapeutics for the treatment of dry eye disease. The active ingredient in AR-15512 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates ocular surface wetness and blink rate. The Company is planning to test two concentrations of AR-15512 in a 90-day Phase 2b clinical trial with 360 subjects, which could potentially be considered pivotal. The Company expects to initiate this clinical trial, named COMET-1, in the fourth quarter of 2020 after the completion of remaining preclinical activities.
The Company is developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-13503 SR. AR-1105 is a dexamethasone steroid implant, for which the Company has recently completed a Phase 2 clinical trial in patients with macular edema due to retinal vein occlusion (“RVO”) and the initial data readout indicates sustained efficacy of up to six months, an important achievement in validating the potential capabilities of Aerie’s sustained release platform. Detailed data will be presented at an upcoming ophthalmology conference. The Company is also developing AR-13503, a ROCK and Protein kinase C inhibitor that is the active ingredient in the AR-13503 sustained-release implant. The Investigational New Drug application (“IND”) for AR-13503 SR became effective in April 2019, allowing the Company to initiate human studies in the treatment of neovascular age-related macular degeneration (“nAMD”) and diabetic macular edema (“DME”). The Company initiated a first-in-human clinical study for AR-13503 SR in the third quarter of 2019 and currently expects to read out topline data in the second half of 2021.
The Company completed the build-out of its own manufacturing plant in Athlone, Ireland, for additional commercial production of Rhopressa® and Rocklatan® in the second quarter of 2019. In January 2020, the Company received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. The manufacturing plant began production of commercial supplies of Rocklatan® during the first quarter of 2020. The Company filed a Prior Approval Supplement with the FDA in the second quarter of 2020 and expects FDA approval to produce Rhopressa® at the Athlone plant by the end of 2020.
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
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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
In addition, the Company has established its own manufacturing plant in Athlone, Ireland, for commercial production of Rocklatan® and future commercial production of Rhopressa®, if approved, and thereafter, potentially Rhokiinsa® and, if approved, Roclanda®. In January 2020, the Company received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. The manufacturing plant began production of commercial supplies of Rocklatan® during the first quarter of 2020. The Company expects FDA approval to produce Rhopressa® at the Athlone plant by the end of 2020. The Company currently expects to continue to use product sourced from its contract manufacturers in addition to the Athlone plant.
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
The Company’s net product revenues through June 30, 2020 were generated through sales of Rhopressa®, which was commercially launched in the United States in April 2018, and sales of Rocklatan®, which was commercially launched in the United States in May 2019. Product revenue is recorded net of trade discounts, allowances, commercial and government rebates, co-pay program coupons, chargebacks, U.S. government funding requirements for the coverage gap (commonly called the “donut hole”) portion of the Medicare Part D program and estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix and lagged claims. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See Note 3 for additional information.
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
Available-for-sale investments: The Company’s investments can consist of U.S. federal government and federal agency securities, corporate bonds or commercial paper, money market instruments and certain qualifying money market mutual funds. The investments are short-term in nature and are rated investment grade by at least one bond credit rating service.
Inventories
Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out (“FIFO”) method. The Company analyzes its inventory levels at least quarterly and writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management of future expected inventory requirements based on sales forecasts. If actual net realizable value is less than the estimated amount or if actual market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable. Production costs related to idle or underutilized capacity at the manufacturing plant in Athlone, Ireland, are not included in the cost of inventory but are charged directly to cost of goods sold on the condensed consolidated statements of operations and comprehensive loss in the period incurred. The idle capacity results from the manufacturing plant having commenced operations earlier in 2020 and not reaching full capacity.
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
Realized gains and losses, interest income earned on the Company’s cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on investments are included within other (expense) income, net. Interest income was $0.5 million and $1.6 million for the three and six months ended June 30, 2020, respectively, and $0.5 million and $1.4 million for the three and six months ended June 30, 2019. Realized gains and losses are determined using the specific identification method and are included as a component of other income (expense), net. Realized gains or losses were immaterial during the three and six months ended June 30, 2020 and 2019.
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
The Company’s cash equivalents are carried at fair value according to the fair value hierarchy described above. The Company’s investments were valued utilizing Level 2 inputs and the Convertible Notes were valued utilizing Level 2 inputs as of June 30, 2020. There were no transfers between the different levels of the fair value hierarchy during the six months ended June 30, 2020 and 2019.
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
Adoption of New Accounting Standards
In August 2018, the FASB issued Accounting Standards Updated (“ASU”) 2018-13, Fair Value Measurement (Topic 820-10): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC Topic 820. Under ASU 2018-13, certain disclosure requirements for fair value measurements are eliminated, amended or added. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance became effective for the Company beginning on January 1, 2020 and prescribes different transition methods for the various provisions. The adoption of ASU 2018-13 did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.
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
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Outstanding stock options	8,628,753	7,514,268	8,628,753	7,514,268
Stock purchase warrants	4,500	79,500	4,500	79,500
Non-vested restricted stock awards and performance share units	578,923	728,705	578,923	728,705
Non-vested restricted stock units	30,827	—	30,827	—
Total	9,243,003	8,322,473	9,243,003	8,322,473

3. Revenue Recognition
Net product revenues for the three and six months ended June 30, 2020 and 2019 were generated from sales of Rhopressa®, which was commercially launched in the United States in April 2018, and Rocklatan®, which was commercially launched in the United States in May 2019. For the six months ended June 30, 2020, three distributors accounted for 37%, 33% and 29% of total revenues, respectively. For the six months ended June 30, 2019, three distributors accounted for 36%, 33% and 28% of total revenues, respectively. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
Product revenue is recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities. Amounts billed or invoiced are included in accounts receivable, net on the condensed consolidated balance sheets. The Company did not have any contract assets (unbilled receivables) at June 30, 2020 or December 31, 2019, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at June 30, 2020 or December 31, 2019, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers. The Company calculates its net product revenue based on the wholesale acquisition cost that the Company charges its distributors for Rhopressa® and Rocklatan® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. Provisions for revenue reserves reduced product revenues by $46.1 million and $89.8 million for the three and six months ended June 30, 2020, respectively, a significant portion of which related to commercial and Medicare Part D rebates. Provisions for revenue reserves for the three and six months ended June 30, 2019 were $26.6 million and $42.8 million, respectively.
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
4. Investments
Cash, cash equivalents and investments as of June 30, 2020 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and cash equivalents	$151,297	$2	$—	$151,299
Total cash and cash equivalents	$151,297	$2	$—	$151,299
Investments:
Commercial paper (due within 1 year)	$39,958	$77	$(7)	$40,028
Corporate bonds (due within 1 year)	50,546	70	(25)	50,591
Total investments	$90,504	$147	$(32)	$90,619
Total cash, cash equivalents and investments	$241,801	$149	$(32)	$241,918

Cash, cash equivalents and investments as of December 31, 2019 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and money market funds	$143,940	$—	$—	$143,940
Total cash and cash equivalents	$143,940	$—	$—	$143,940
Investments:
Commercial paper (due within 1 year)	64,629	—	(7)	64,622
Corporate bonds (due within 1 year)	60,640	—	(76)	60,564
U.S. Government and government agencies (due within 1 year)	40,073	—	(9)	40,064
Total investments	$165,342	$—	$(92)	$165,250
Total cash, cash equivalents and investments	$309,282	$—	$(92)	$309,190

5. Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	June 30, 2020
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$143,002	$8,297	$—	$151,299
Total cash and cash equivalents:	$143,002	$8,297	$—	$151,299
Investments:
Commercial paper	$—	$40,028	$—	40,028
Corporate bonds	—	50,591	—	50,591
Total investments	$—	$90,619	$—	$90,619
Total cash, cash equivalents and investments:	$143,002	$98,916	$—	$241,918

	FAIR VALUE MEASUREMENTS AS OF
	December 31, 2019
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and money market funds	$133,931	$10,009	$—	$143,940
Total cash and cash equivalents:	$133,931	$10,009	$—	$143,940
Investments:
Commercial paper	$—	$64,622	$—	$64,622
Corporate bonds	—	60,564	—	60,564
U.S. Government and government agencies	—	40,064	—	40,064
Total investments	$—	$165,250	$—	$165,250
Total cash, cash equivalents and investments:	$133,931	$175,259	$—	$309,190

The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes was $283.6 million at June 30, 2020.
6. Inventory
Inventory consists of the following:

(in thousands)	JUNE 30, 2020	DECEMBER 31, 2019
Raw materials	$2,033	$1,400
Work-in-process	14,037	13,414
Finished goods	3,022	6,240
Total inventory	$19,092	$21,054
For the three and six months ended June 30, 2020, $5.0 million and $8.5 million, respectively, of idle capacity cost associated with our Athlone manufacturing plant was recorded to costs of goods sold. The idle capacity results from the manufacturing plant having commenced operations earlier in 2020 and not reaching full capacity.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	JUNE 30, 2020	DECEMBER 31, 2019
Manufacturing equipment	$21,527	$18,073
Laboratory equipment	7,811	7,525
Furniture and fixtures	1,664	1,648
Software, computer and other equipment	7,994	7,772
Leasehold improvements	30,026	29,720
Construction-in-progress	936	3,892
Property, plant and equipment	69,958	68,630
Less: Accumulated depreciation	(13,781)	(10,483)
Property, plant and equipment, net	$56,177	$58,147
Manufacturing Plant Build-Out
In the second quarter of 2019, the Company completed the build-out on its own manufacturing plant in Athlone, Ireland, for which it leases approximately 30,000 square feet of interior floor space and as such is not the legal owner of the space. However, in accordance with ASU 2016-02, Leases, the Company was deemed to be the owner of the leased space prior to completion of construction. Upon completion, the Company performed a sale-leaseback analysis and accounted for the transaction as a sale. The Company therefore derecognized the build-to-suit asset and the corresponding build-to-suit facility lease obligation of approximately $4.4 million as of the completion date. No gain or loss arose from the derecognition. The Company concurrently recognized an operating lease ROU asset and a corresponding operating lease liability related to the leaseback of the facility. See Note 8 for additional information.
Also, upon completion of the build-out in the second quarter of 2019, amounts previously classified as construction-in-progress related to the manufacturing plant placed into service have been transferred to leasehold improvements and manufacturing equipment and are being amortized in accordance with the Company’s policy. See Note 2 for additional information.
8. Leases
The Company has operating leases for corporate offices, research and development facilities, and a fleet of vehicles. The properties primarily relate to the Company’s principal executive office and research facility located in Durham, North Carolina, regulatory, commercial support and other administrative activities located in Irvine, California, and clinical, finance and legal operations located in Bedminster, New Jersey. The Durham, North Carolina, facility consists of approximately 61,000 square feet of laboratory and office space under leases that expire between June 2020 and June 2024 and the Irvine, California, location consists of approximately 37,300 square feet of office space under a lease that expires in January 2022. The Bedminster, New Jersey, location consists of approximately 34,000 square feet of office space under a lease that expires in October 2029. There are also small offices in Malta, Ireland, the United Kingdom and Japan.
The Company is leasing approximately 30,000 square feet of interior floor space for its manufacturing plant in Athlone, Ireland, which the Company has concluded is an operating lease upon completion of the build-out in the second quarter of 2019. As a result, the Company concurrently recognized an operating lease ROU asset and a corresponding operating lease liability related to the leaseback of the facility of approximately $2.4 million upon completion of the build-out. The Company is reasonably certain it will remain in the lease through the end of its lease term in 2037, however, the Company is permitted to terminate the lease as early as September 2027.
The Company’s operating leases have remaining lease terms of approximately 1 year to 17 years, some of which include options to extend the leases.
Balance sheet information related to leases was as follows:

(in thousands)	JUNE 30, 2020	DECEMBER 31, 2019
Operating Leases
Operating lease right-of-use assets	$14,906	$16,523

Operating lease liabilities	$5,314	$5,502
Long-term operating lease liabilities	10,501	12,102
Total operating lease liabilities	$15,815	$17,604

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	JUNE 30, 2020	DECEMBER 31, 2019
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$9,750	$11,169
Accrued consulting and professional fees	3,002	3,810
Accrued research and development expenses (1)	8,479	8,734
Accrued revenue reserves(2)	47,149	38,450
Accrued other (3)	3,506	3,213
Total accrued expenses and other current liabilities	$71,886	$65,376

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
10. Debt
Convertible Notes
In September 2019, the Company issued an aggregate principal amount of $316.25 million of Convertible Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The Convertible Notes, governed by an indenture between the Company and a trustee, are senior, unsecured obligations and do not include financial and operating covenants nor any restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by Aerie or any of its subsidiaries. Interest on the Convertible Notes is payable semi-annually in cash in arrears at a rate of 1.50% per annum on April 1 and October 1 of each year, which began on April 1, 2020. The Convertible Notes will mature on October 1, 2024 unless they are redeemed, repurchased or converted prior to such date. Prior to April 1, 2024, the Convertible Notes will be convertible at the option of holders only during certain periods and upon satisfaction of certain conditions. On and after April 1, 2024, the Convertible Notes will be convertible at the option of the holders any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in shares of Aerie common stock, cash or a combination, thereof, at the Company's election. The Company intends to settle the principal and interest amounts of the Convertible Notes in cash, and therefore, the Company currently does not expect the conversion to have a dilutive effect on the Company’s earnings per share, as applicable.
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
During the three months ended June 30, 2020, the conditions allowing holders of the Convertible Notes to elect to convert had not been met. As of June 30, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount of the Convertible Notes.
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
The following table summarizes the carrying value of the Convertible Notes as of June 30, 2020:

(in thousands)	JUNE 30, 2020	DECEMBER 31, 2019
Gross proceeds	$316,250	$316,250
Unamortized debt discount and issuance costs	(117,093)	(127,599)
Carrying value	$199,157	$188,651
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
Interest expense related to the Convertible Notes, including stated interest and amortization of debt discount and issuance costs, was $6.5 million and $12.9 million for the three and six months ended June 30, 2020.
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
Interest expense was $6.5 million and $12.9 million for the three and six months ended June 30, 2020, and included amortization of debt discount and issuance costs related to the Convertible Notes. Interest expense was $1.6 million and $2.4 million for the three and six months ended June 30, 2019, and included issuance costs and fees related to the credit facility.
11. Stock-Based Compensation
Stock-based compensation expense for options granted, RSAs, PSAs, RSUs and SARs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2020	2019	2020	2019
Cost of goods sold	$670	$—	$1,167	$—
Selling, general and administrative	6,900	7,091	$13,808	$16,212
Pre-approval commercial manufacturing	22	834	316	1,683
Research and development	2,584	2,770	5,414	5,420
Total	$10,176	$10,695	$20,705	$23,315
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

Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2019	8,425,551	$29.06
Granted	556,133	19.20
Exercised	(43,676)	6.59
Canceled	(309,255)	41.62
Options outstanding at June 30, 2020	8,628,753	$28.09	6.4	$17,178
Options exercisable at June 30, 2020	5,945,696	$25.69	5.3	$17,066
As of June 30, 2020, the Company had $57.8 million of unrecognized compensation expense related to options granted under its equity plans. This expense is expected to be recognized over a weighted average period of 2.3 years as of June 30, 2020.
Restricted Stock Awards
The following table summarizes the RSAs, including PSAs, activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSAs at December 31, 2019	754,415	$43.07
Granted	100,852	19.72
Vested	(231,443)	44.84
Canceled	(44,901)	41.71
Non-vested RSAs at June 30, 2020	578,923	$38.41
As of June 30, 2020, the Company had $18.1 million of unrecognized compensation expense related to unvested RSAs. This expense is expected to be recognized over the weighted average period of 2.4 years as of June 30, 2020.
The vesting of the RSAs is time and service based with terms of one to four years. During the year ended December 31, 2017, the Company granted 98,817 PSAs with non-market performance conditions that vest upon the satisfaction of certain performance conditions and service conditions. As of June 30, 2020, all PSAs were vested.
In 2019, 43,071 non-vested RSAs were cancelled and replaced with a corresponding number of RSUs. The RSUs were issued with the same vesting provisions as the cancelled RSAs. The total number of RSUs outstanding at June 30, 2020 was 30,827. As of June 30, 2020, the weighted average fair value per RSU was $19.26, and the associated unrecognized compensation expense totaled $1.6 million. This expense is expected to be recognized over the weighted average period of 2.2 years as of June 30, 2020.
Stock Appreciation Rights
The following table summarizes the SARs activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
SARs outstanding at December 31, 2019	163,016	$41.70
Granted	23,000	16.89
Canceled	(18,122)	42.87
SARs outstanding at June 30, 2020	167,894	$38.17	3.6	$4
SARs exercisable at June 30, 2020	38,107	$51.32	3.0	$—

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
Overview
We are an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, ocular surface diseases and retinal diseases. Our strategy is to successfully commercialize our U.S. Food and Drug Administration (“FDA”) approved products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”) in the United States. We have a commercial team responsible for sales of Rhopressa® and Rocklatan® that includes approximately 100 sales representatives targeting high prescribing eye care professionals throughout the United States.
Outside the United States
Our strategy also includes developing our business opportunities outside of the United States, including obtaining regulatory approval in Europe and Japan for Rhopressa® and Rocklatan®. In Europe, Rhokiinsa® (marketed as Rhopressa® in the United States) was granted a centralised marketing authorisation by the European Commission (“EC”) in November 2019 and the Marketing Authorisation Application (“MAA”) for Roclanda® (marketed as Rocklatan® in the United States) was accepted by the European Medicines Agency (“EMA”) in December 2019. To optimize the commercial opportunity, we may launch Roclanda®, if approved, before Rhokiinsa® in Europe as the European market is oriented more toward fixed-dose combination products. The Mercury 3 trial comparing Roclanda® to Ganfort®, commenced in Europe during the third quarter of 2017. We currently expect to read out topline 90-day efficacy data for Mercury 3 later in the third quarter of 2020, as discussed in “—Products” below. The Mercury 3 results are expected to be an important determinant as we evaluate the commercialization and profitability potential of Rhokiinsa®, and particularly Roclanda®, in Europe.
In Japan, we plan to pursue regulatory approval for Rhopressa® and Rocklatan®. With respect to the clinical progress of Rhopressa® in Japan, we completed a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a successful Phase 2 clinical trial conducted in Japan. Topline results of the Phase 2 trial indicated positive efficacy and tolerability in the patient population. Clinical trials for Rocklatan® have not yet begun. We held a meeting with the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”) in April 2020 to discuss Phase 3 trial designs for Rhopressa®, while continuing to prepare for the trials. We expect to initiate a Rhopressa® Phase 3 clinical trial in Japan in the fourth quarter of 2020. We continue to explore collaboration with a potential partner in Japan for Rhopressa® to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan, as discussed in “—Products” below.
Glaucoma Product Manufacturing
We currently use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States. In the second quarter of 2019, we completed the build-out of our own manufacturing plant in Athlone, Ireland, for further commercial production of Rhopressa® and Rocklatan®. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. This approval follows a successful pre-approval inspection of the manufacturing plant and FDA review of the New Drug Application (“NDA”) Prior Approval Supplement (“PAS”), which added the Athlone manufacturing plant as a drug product manufacturer for Rocklatan®. As the Athlone plant commenced operations earlier in 2020, it has not yet reached full capacity. The manufacturing plant began production of commercial supplies of Rocklatan® during the first quarter of 2020. We have filed a PAS with the FDA in the second quarter of 2020 and expect FDA approval to produce Rhopressa® at our Athlone plant by the end of 2020. We also expect that the Athlone manufacturing plant will have adequate capacity to produce Rhokiinsa® and, if approved, Roclanda®, as well as clinical supplies needed for Phase 3 clinical trials in Japan and ultimately commercial product, if approved for commercial distribution in the Japanese market.

Pipeline Opportunities
We also seek to enhance our longer-term commercial potential by identifying and advancing additional product candidates through our internal discovery efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional ophthalmic products or technologies or product candidates that complement our current product portfolio. As discussed in “—Product Candidates” below, some examples include our collaboration with DSM, a global science-based company headquartered in the Netherlands, whereby we have access to their bio-erodible polymer technology, and our acquisition of assets from Envisia, designed to advance our progress in developing potential future sustained-release product candidates to treat retinal diseases and our acquisition of Avizorex, which expands our footprint in ophthalmology by developing a therapeutic for the treatment of dry eye disease.
Intellectual Property Portfolio
We own the worldwide rights to all indications for Rhopressa® and Rocklatan®. We have patent protection for Rhopressa® and Rocklatan® in the United States through early 2034 and internationally through 2030, and have filed for patent protection in the United States and internationally through 2037. In addition, through the acquisition of Avizorex, we are the exclusive licensee through 2031 of issued U.S. patents providing patent protection for pharmaceutical compositions comprising AR-15512 (previously named AVX-012) and methods of its use, including ophthalmic uses. The Avizorex acquisition also enabled Aerie to be the exclusive licensee of pending foreign counterparts to the issued U.S. patents regarding AR-15512. Should these foreign counterparts approve such patents, they will provide patent protection for pharmaceutical compositions in such jurisdictions comprising AR-15512 and methods of its use, including ophthalmic uses, through 2031. Furthermore, we have an issued U.S. patent for AR-1105, which provides patent protection for AR-1105 in the United States through 2036, as well as pending foreign counterparts that upon issuance will provide patent protection internationally through 2036. We also have patent protection for AR-13503 in the United States and internationally, which extends to 2030, and have filed for patent protection in the United States and internationally through dates ranging from 2030 to 2037. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions, methods of use, and synthetic methods.
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
The health and safety of our employees, patients, prescribers and community are of utmost importance during this time and we are complying with all requirements and mandates from various agencies and governments. We are taking precautionary measures to protect our employees and our stakeholders and adapting company policy to maintain the continuity of our business. We continue to operate effectively as most of our manufacturing plant personnel are working at the manufacturing plant with precautionary measures in place, while the balance of our workforce is primarily working from home.
While many eye care professionals’ offices are operating at reduced capacity, we are using a combination of in-person and virtual tools and resources to remain in contact with eye care professionals. Aerie territory managers are experiencing successful engagement with eye care professionals through either traditional face-to-face office meetings or virtual resources. Our sales force is interactively communicating with physicians via different technological platforms and local speaker meetings outside the office are being replaced with webinars. As part of the support of the eye care community, our territory managers are either delivering or arranging for delivery of product samples to the eye care professionals’ offices when needed. Further, with the recent addition of a contract sales organization and a separate telesales team we are able to reach over 14,000 eye care professionals.
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
Although there was a decline in total prescription volumes in April 2020, as seen within the entire pharmaceutical market according to IQVIA data primarily due to the impact of the COVID-19 pandemic, our sales volumes in the second quarter of 2020 were consistent with the volumes during the first quarter of 2020 for both Rhopressa® and Rocklatan®. We are diligently managing our expenses, including reducing travel and meeting expenses.

Regarding our globalization strategy, as discussed in “—Products” below, the regulatory review in Europe of Roclanda® remains on track, while the 90-day efficacy data for the Mercury 3 trial for Roclanda®, which is designed to gauge commercialization prospects in Europe, is expected later in the third quarter of 2020. We held a meeting with the Japanese PMDA in April 2020 to discuss Phase 3 trial designs for Rhopressa®, while continuing to prepare for the trials and exploring partnership opportunities. From a pipeline perspective, the early stage retina implant trials remain on track, and we are planning to initiate our Phase 2b clinical trial for dry eye product candidate AR-15512, named COMET-1, in the fourth quarter of 2020, as discussed in “—Product Candidates” below.
Our cash and cash equivalents and investments totaled $241.9 million as of June 30, 2020. We believe that our cash and cash equivalents and investments and projected cash flows from revenues will continue to provide sufficient resources for our current ongoing needs through at least the next twelve months, as discussed in “—Liquidity and Capital Resources” below.
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
In support of a potential regulatory submission for Rhopressa® in Japan, we conducted a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a successful Phase 2 clinical trial conducted in Japan. In July 2019, we completed enrollment of a Phase 2 clinical trial in Japan and topline results were released in November 2019. These studies were designed in accordance with the requirements of the PMDA on Japanese patients in Japan to support subsequent Phase 3 registration trials that are also expected to be conducted in Japan. Topline results of the Phase 2 clinical trial indicated positive efficacy and tolerability results for the patient population. We held a meeting with the Japanese PMDA in April 2020 to discuss Phase 3 trial designs for Rhopressa®, while continuing to prepare for the trials. We expect to initiate a Rhopressa® Phase 3 clinical trial in Japan in the fourth quarter of 2020. We expect to have three Phase 3 trials, two of which will be 28-day trials and one of which will be a 12-month safety trial. We continue to explore collaboration with a potential partner in Japan to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan, and will continue to explore other potential opportunities elsewhere in Eastern Asia.
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
Rocklatan® in the United States
We launched Rocklatan® in the United States in May 2019. Rocklatan® is now being sold to national and regional U.S. pharmaceutical distributors, and patients have access to Rocklatan® through pharmacies across the United States. We have obtained formulary coverage for Rocklatan® for the majority of lives covered under commercial and Medicare Part D plans.
Rocklatan® Outside of the United States
In Europe, the clinical trials Mercury 1 and Mercury 2 represent the basis for potential European approval of Roclanda®. We also initiated a Phase 3 registration trial for Roclanda®, named Mercury 3, in Europe during the third quarter of 2017. Mercury 3, a six-month efficacy and safety trial, is designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe consisting of bimatoprost (a PGA) and timolol (a beta blocker). If successful, Mercury 3 is expected to improve our commercialization prospects in Europe; it is not required for regulatory approval. The Mercury 3 results are expected to be an important determinant as we evaluate the commercialization and profitability potential of Rhokiinsa®, and particularly Roclanda®, in Europe. We currently expect to read out topline 90-day efficacy data for Mercury 3 later in the third quarter of 2020. In December 2019, the MAA for Roclanda® was accepted by the EMA. An opinion from the CHMP is expected in the fourth quarter of 2020 and the final decision by the EC to grant a centralised marketing authorisation is expected in late 2020 or early 2021. Since Roclanda® is a fixed-dose combination product that includes Rhokiinsa®, the MAA submission for Roclanda® was predicated on the receipt of a centralised marketing authorisation for Rhokiinsa®, which the EC granted in November 2019. In Japan, clinical trials for Rocklatan® have not yet begun.
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
AR-15512 (TRPM8 receptor)
In December 2019, we acquired Avizorex, a Spanish ophthalmic pharmaceutical company, developing therapeutics for the treatment of dry eye disease. Avizorex completed a Phase 2a study in dry eye subjects in 2019 for its lead product candidate AVX-012 (now named AR-15512). The active ingredient in AR-15512 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates ocular surface wetness and blink rate. By stimulating these processes in a physiological manner, TRPM8 agonists have the potential to restore tear film stability and reduce discomfort in patients with dry eye. Positive results from the Phase 2a study support the therapeutic potential of AR-15512 to treat signs and symptoms of dry eye. We met with the FDA in June 2020 and are planning to test two concentrations of AR-15512 in a 90-day Phase 2b clinical trial with 360 subjects, which could potentially be considered pivotal. For this upcoming trial, known as COMET-1, we expect the primary endpoints to be ocular discomfort and tear production. We are planning to initiate COMET-1 in the fourth quarter of 2020 after completion of remaining preclinical activities and are targeting a topline readout in the third quarter of 2021.

AR-1105 Implant (dexamethasone steroid)
In October 2017, we acquired the rights to use PRINT® technology in ophthalmology and certain other assets from Envisia. In addition, we acquired Envisia’s intellectual property rights relating to a preclinical dexamethasone steroid implant using a biodegradable polymer-based drug delivery system that comprised of a blend of different poly D, L-lactic-co-glycolic acid (“PLGA”) polymers and PRINT® technology for the potential treatment of macular edema due to retinal vein occlusion (“RVO”) and diabetic retinopathy, which we refer to as AR-1105. We submitted the Investigational New Drug application (“IND”) for AR-1105 in December 2018. In January 2019, we announced that the FDA reviewed the IND for AR-1105 and it is now in effect. We initiated a Phase 2 clinical trial of AR-1105 in patients with macular edema due to RVO during March 2019 and completed enrollment in October 2019. The initial readout indicates sustained efficacy of up to six months, an important achievement in validating the potential capabilities of Aerie’s sustained release platform. Detailed data will be presented at an upcoming ophthalmology conference.
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
Using our licensed technology from DSM, AR-13503 has been combined with a polyesteramide polymer to produce an injectable, thin fiber implant that is minute in size. Preclinical experiments with the AR-13503 SR implant have demonstrated linear, sustained elution rates over several months and achievement of target retinal drug concentrations. The IND for AR-13503 SR became effective in April 2019, allowing us to initiate human studies in the treatment of neovascular age-related macular degeneration (“nAMD”) and DME. We initiated a first-in-human clinical study for AR-13503 SR in the third quarter of 2019 and currently expect to read out topline data in the second half of 2021.
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
In light of the circumstances created by the COVID-19 pandemic, we took precautionary measures to protect our employees and our stakeholders and adapted company policies that maintain the continuity of our business in the best interest of our eye care professionals and patients. We implemented a work from home policy, where possible, and practiced social distancing to minimize potential transmission for employees who are performing essential laboratory, manufacturing or administrative tasks. Our sales force is interactively communicating with physicians via different technological platforms and local speaker meetings outside the office are being replaced with webinars.
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
Financial Overview
Our cash and cash equivalents and investments totaled $241.9 million as of June 30, 2020. We believe that our cash and cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months, though there may be need for additional financing activity as we continue to grow. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion.
We have incurred net losses since our inception in June 2005. Until 2018, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of June 30, 2020, we had an accumulated deficit of $993.3 million. We recorded net losses of $48.2 million and $97.3 million for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019 we recorded net losses of $47.2 million and $95.1 million. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rhopressa® and Rocklatan®, advancing our product candidates and pipeline, international expansion and operating our manufacturing plant in Athlone, Ireland. We expect to continue to incur operating losses until our products generate adequate commercial revenue to render Aerie profitable. If we do not successfully commercialize Rhopressa®, Rocklatan® or any product candidates or future product candidates, if approved, we may be unable to generate adequate product revenues to achieve such profitability. We may be required to obtain further funding through debt or equity offerings or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts.
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
Cost of Goods Sold
Cost of goods sold consists of direct and indirect costs to procure and manufacture product sold, including third-party manufacturing costs. Prior to receiving FDA approval, these costs for Rhopressa® and Rocklatan® were expensed as pre-approval commercial manufacturing expenses (as defined below). We began capitalizing inventory costs for Rhopressa® and Rocklatan® after receipt of FDA approval. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. We expect FDA approval to produce Rhopressa® at our Athlone plant by the end of 2020. The manufacturing plant began production of commercial supplies of Rocklatan® during the first quarter of 2020. Production costs related to idle or underutilized capacity at the manufacturing plant in Athlone, Ireland, are not included in the cost of inventory but are charged directly to cost of goods sold on the condensed consolidated statements of operations and comprehensive loss in the period incurred. We expect cost of goods sold in 2020 to continue to be unfavorably impacted by idle capacity costs due to the underutilization at the Athlone manufacturing plant as a result of the manufacturing plant having just recently become operational and not yet reaching full capacity, along with the potential for future inventory obsolescence write-offs.
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
Other (Expense) Income, Net
Other (expense) income primarily includes interest expense, interest income, foreign exchange gains and losses, and other income and expense. Interest expense consists of interest expense under the 1.50% convertible senior notes due 2024 (the “Convertible Notes”), including the amortization of debt discounts and issuance costs incurred. Prior to the termination of the $200 million senior secured delayed draw term loan facility (the “credit facility”) in September 2019, interest expense also included the amortization of issuance costs and commitment fees incurred on the July 2018 and May 2019 tranches of the credit facility. Interest income primarily consists of interest earned on our cash, cash equivalents and investments. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion. Foreign exchange gains and losses are primarily due to the remeasurement of our lease liabilities, which are denominated in a foreign currency and held by a subsidiary with a U.S. dollar functional currency.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table summarizes the results of our operations for the three months ended June 30, 2020 and 2019:

	THREE MONTHS ENDED JUNE 30,		CHANGE	% CHANGE
	2020	2019
	(in thousands, except percentages)
Product revenues, net	$18,033	$15,835	$2,198	14%
Total revenues, net	18,033	15,835	2,198	14%
Costs and expenses:
Cost of goods sold	7,326	705	6,621	*
Selling, general and administrative expenses	33,237	34,482	(1,245)	(4)%
Pre-approval commercial manufacturing	80	5,819	(5,739)	(99)%
Research and development expenses	19,943	20,904	(961)	(5)%
Total costs and expenses	60,586	61,910	(1,324)	(2)%
Loss from operations	(42,553)	(46,075)	3,522	(8)%
Other (expense) income, net	(5,634)	(1,089)	(4,545)	*
Loss before income taxes	$(48,187)	$(47,164)	$(1,023)	2%
*Percentage not meaningful
Product revenues, net
Product revenues, net were $18.0 million and $15.8 million for the three months ended June 30, 2020 and 2019, respectively. Revenues recorded during the three months ended June 30, 2020 relate to sales of Rhopressa® and Rocklatan®, which we launched in the United States in April 2018 and in May 2019, respectively. The year-over-year revenue increase is primarily attributable to sales of Rocklatan®, which had its U.S. launch in May 2019. The revenue increase was partially offset by the impact of higher rebates associated with government sponsored programs, which contributed to a lower net sales per unit. Although there was a decline in total prescription volumes in April 2020, as seen within the entire pharmaceutical market according to IQVIA data primarily due to the impact of the COVID-19 pandemic, our sales volumes in second quarter of 2020 were consistent with the volumes during the first quarter of 2020.
Cost of goods sold
Cost of goods sold was $7.3 million for the three months ended June 30, 2020, compared to $0.7 million in the prior year period. Our gross margin percentage was 59.4% and 95.5% for the three months ended June 30, 2020 and 2019, respectively.

Our cost of goods sold and gross margin percentage for the three months ended June 30, 2020 were unfavorably impacted by idle capacity costs due to underutilization at the Athlone manufacturing plant due to the startup of the facility and inventory write-offs, which increased the cost of goods sold by $5.0 million and $0.8 million, respectively, and lowered the gross margin percentage by 27.6% and 4.8%, respectively. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. Prior to this approval, costs incurred for commercial-related manufacturing activities for Rocklatan® at the Athlone plant were recorded to pre-approval commercial manufacturing expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $1.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a decrease of $3.4 million in sales and marketing expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease included lower travel expenses as a result of COVID-19 related travel restrictions. This decrease was partially offset by a $1.1 million increase in employee-related expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses decreased by $5.7 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Expenses were lower primarily due to the receipt of regulatory approval in January 2020 to produce Rocklatan® at our Athlone manufacturing plant as the cost of Rocklatan® produced by the Athlone plant for commercial distribution following regulatory approval was capitalized as inventory or expensed to cost of goods sold. Further, expenses were lower due to regulatory approval for our additional Rocklatan® drug product contract manufacturer, which began to supply commercial product in the first quarter of 2020, and our additional API and Rhopressa® drug product contract manufacturers, which began to supply commercial API and Rhopressa®, respectively, in the second quarter of 2019. The cost of commercial Rhopressa® and Rocklatan®, respectively, produced by these manufacturers following regulatory approval were capitalized as inventory. We expect to continue to incur pre-approval commercial manufacturing expenses for Rhopressa® production at our Athlone manufacturing plant in the second half of 2020, which are not expected to be material.
Research and development expenses
Research and development expenses decreased by $1.0 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease was primarily due to a decline of $1.5 million in expenses associated with Rhopressa®, as noted below, as well as a decrease of $1.1 million related to the development of our retina program. In addition, there was a decline in travel expenses as a result of COVID-19 related travel restrictions. The decrease was partially offset by an increase of $2.6 million in spend for the development of AR-15512 as well as an increase in employee-related expenses primarily due to additional headcount to support clinical trials principally for markets outside of the United States.
Research and development expenses for Rhopressa® were $0.4 million for the three months ended June 30, 2020 and $1.9 million for three months ended June 30, 2019. Expenses for Rhopressa® decreased primarily due to a decrease in costs associated with the Phase 2 clinical trial conducted in Japan. Research and development expenses for Rocklatan® were $2.4 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively. Expenses for Rocklatan® during the three months ended June 30, 2020 primarily include costs related to the Mercury 3 registration trial in Europe.
Other (expense) income, net
Other (expense) income, net consists of the following:

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2020	2019
	(in thousands)
Interest income	$524	$540	$(16)
Interest expense	(6,513)	(1,559)	(4,954)
Other (expense) income	355	(70)	425
Other (expense) income, net	$(5,634)	$(1,089)	$(4,545)

The change in other (expense) income, net of $4.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily relates to interest expense under the Convertible Notes issued in September 2019, including the amortization of debt discounts and issuance costs incurred. The interest expense increased by $5.0 million during the three months ended June 30, 2020 related to the amortization of debt discounts and issuance costs incurred on the Convertible Notes, which were issued in September 2019. This increase in interest expense was partially offset by costs in the prior year for the amortization of issuance costs and fees incurred on the credit facility.
Comparison of the Six Months Ended June 30, 2020 and 2019
The following table summarizes the results of our operations for the six months ended June 30, 2020 and 2019:

	SIX MONTHS ENDED JUNE 30,		CHANGE	% CHANGE
	2020	2019
	(in thousands, except percentages)
Product revenues, net	$38,374	$26,687	$11,687	44%
Total revenues, net	38,374	26,687	11,687	44%
Costs and expenses:
Cost of goods sold	13,418	1,086	12,332	*
Selling, general and administrative expenses	70,139	70,764	(625)	(1)%
Pre-approval commercial manufacturing	2,194	10,276	(8,082)	(79)%
Research and development expenses	39,116	38,788	328	1%
Total costs and expenses	124,867	120,914	3,953	3%
Loss from operations	(86,493)	(94,227)	7,734	(8)%
Other (expense) income, net	(10,856)	(978)	(9,878)	*
Loss before income taxes	$(97,349)	$(95,205)	$(2,144)	2%
*Percentage not meaningful
Product revenues, net
Product revenues, net were $38.4 million and $26.7 million for the six months ended June 30, 2020 and 2019, respectively. Revenues recorded during the six months ended June 30, 2020 relate to sales of Rhopressa® and Rocklatan®, which we launched in the United States in April 2018 and in May 2019, respectively. The year-over-year revenue increase is primarily attributable to sales of Rocklatan®, which had its U.S. launch in May 2019. This increase is offset by a decline in net sales per unit due to higher rebates associated with government sponsored programs.
Cost of goods sold
Cost of goods sold was $13.4 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. Our gross margin percentage was 65.0% and 95.9% for the six months ended June 30, 2020 and 2019, respectively. Our cost of goods sold and gross margin percentage for the six months ended June 30, 2020 were unfavorably impacted by idle capacity costs due to underutilization at the Athlone manufacturing plant due to the startup of the facility and inventory write-offs, which increased the cost of goods sold by $8.5 million and $2.3 million, respectively, and lowered the gross margin percentage by 22.2% and 6.1%, respectively. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. Prior to this approval, costs incurred for commercial-related manufacturing activities for Rocklatan® at the Athlone plant were recorded to pre-approval commercial manufacturing expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $0.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease was primarily associated with a decrease of $1.3 million in sales and marketing expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. In addition, there was a decrease in stock compensation expense and lower travel expenses as a result of COVID-19 related travel restrictions from the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease was partially offset by higher commercialization costs for Rhopressa® and Rocklatan®.
Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses decreased by $8.1 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Expenses were lower primarily due to the receipt of regulatory approval in January 2020 to produce Rocklatan® at our Athlone manufacturing plant as the cost of Rocklatan® produced by the Athlone plant for commercial distribution following regulatory approval was capitalized as inventory or expensed to cost of goods sold. Further, expenses were lower due to regulatory approval for our additional Rocklatan® drug product contract manufacturer, which began to supply commercial product in the first quarter of 2020, and our additional API and Rhopressa® drug product contract manufacturers, which began to supply commercial API and Rhopressa®, respectively, in the second quarter of 2019. The cost of commercial Rhopressa® and Rocklatan®, respectively, produced by these manufacturers following regulatory approval were capitalized as inventory. We expect to continue to incur pre-approval commercial manufacturing expenses for Rhopressa® production at our Athlone manufacturing plant in the second half of 2020, which are not expected to be material.
Research and development expenses
Research and development expenses increased by $0.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase primarily related to an increase of $3.4 million in spend for the development of AR-15512 as well as an increase in employee-related expenses primarily due to additional headcount to support clinical trials principally for markets outside of the United States. This increase is partially offset by a decline of $2.8 million in expenses associated with Rhopressa®, as noted below, as well as a decrease of $0.9 million related to the development of our retina program. In addition, there was a decline in travel expenses as a result of COVID-19 related travel restrictions.
Research and development expenses for Rhopressa® were $0.5 million for the six months ended June 30, 2020 and totaled $3.3 million for six months ended June 30, 2019. Expenses for Rhopressa® decreased primarily due to a decrease in costs associated with the Phase 2 clinical trial conducted in Japan. Research and development expenses for Rocklatan® totaled $3.5 million and $3.5 million for the six months ended June 30, 2020 and 2019, respectively. Expenses for Rocklatan® during the six months ended June 30, 2020 primarily include costs related to the Mercury 3 registration trial in Europe.
Other (expense) income, net
Other (expense) income, net consists of the following:

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2020	2019
	(in thousands)
Interest income	$1,620	$1,352	$268
Interest expense	$(12,888)	$(2,357)	$(10,531)
Other (expense) income	$412	$27	$385
Other (expense) income, net	$(10,856)	$(978)	$(9,878)

The change in other (expense) income, net of $9.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily relates to interest expense under the Convertible Notes issued in September 2019, including the amortization of debt discounts and issuance costs incurred. The interest expense increased by $10.5 million during the six months ended June 30, 2020 related to the amortization of debt discounts and issuance costs incurred on the Convertible Notes, which were issued in September 2019. This increase in interest expense was partially offset by costs in the prior year for the amortization of issuance costs and fees incurred on the credit facility.
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
Sources of Liquidity
Our product revenue, net amounted to $38.4 million for the six months ended June 30, 2020, which relate to sales of Rhopressa® and Rocklatan®. Accounts receivable, net amounted to $43.1 million as of June 30, 2020.
As of June 30, 2020, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $241.9 million. In September 2019, we issued an aggregate principal amount of $316.25 million of Convertible Notes. See Note 10 to our condensed consolidated financial statements included in this report for additional information. We believe that our cash, cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months. See “—Operating Capital Requirements.”
Cash Flows
The following table summarizes our sources and uses of cash:

	SIX MONTHS ENDED JUNE 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(64,693)	$(85,109)
Investing activities	73,212	(7,118)
Financing activities	(1,160)	(1,228)
Net change in cash and cash equivalents	$7,359	$(93,455)
Operating Activities
During the six months ended June 30, 2020, net cash used in operating activities of $64.7 million related to a net loss of $97.3 million, adjusted for non-cash items of $37.3 million primarily related to stock-based compensation expense, amortization and accretion and depreciation, offset by a net cash outflow of $4.6 million related to changes in operating assets and liabilities. During the six months June 30, 2019, net cash used in operating activities of $85.1 million related to a net loss of $95.1 million, adjusted for non-cash items of $30.3 million primarily related to stock-based compensation expense, amortization and accretion, depreciation and a net cash outflow of $20.3 million related to changes in operating assets and liabilities.
Investing Activities
During the six months ended June 30, 2020, our investing activities provided net cash of $73.2 million related to sales and maturities of available-for-sale investments of $118.4 million offset by purchases of available-for-sale investments of $43.5 million and purchases of property, plant and equipment of $1.7 million primarily related to the build-out of our manufacturing plant in Ireland. During the six months ended June 30, 2019, our investing activities used net cash of approximately $7.1 million related to purchases of property, plant and equipment.
Financing Activities
During the six months ended June 30, 2020 and 2019, our financing activities used net cash of $1.2 million in both periods. The net cash used in financing activities of $1.2 million for six months ended June 30, 2020 was primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock awards.
The net cash used in financing activities for the six months ended June 30, 2019 was primarily related to net payments of $1.0 million from stock-based compensation arrangements, mainly from employee exercises of stock options, partially offset by taxes paid on employees’ behalf through withholding of shares on restricted stock awards and option exercises.
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
We believe that our cash and cash equivalents and investments and projected cash flows from revenues, will provide sufficient resources to support our operations through at least the next twelve months. We are required to make semi-annual interest payments in cash in arrears on the Convertible Notes at a rate of 1.50% per annum on April 1 and October 1 of each year, which began on April 1, 2020.

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
The Convertible Notes are senior, unsecured obligations with interest payable semi-annually in cash in arrears at a rate of 1.50% per annum on April 1 and October 1 of each year, which began on April 1, 2020. The Convertible Notes will mature on October 1, 2024 unless they are redeemed, repurchased or converted prior to such date. Prior to April 1, 2024, the Convertible Notes will be convertible at the option of holders only during certain periods and upon satisfaction of certain conditions. On and after April 1, 2024, the Convertible Notes will be convertible at the option of the holders any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in shares of our common stock, cash or a combination, thereof, at our election. We currently intend to settle the principal and interest amounts of the Convertible Notes in cash.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash, cash equivalents and investments totaled $241.9 million and $309.2 million as of June 30, 2020 and December 31, 2019, respectively. Given the short-term nature of our cash and cash equivalents and investments, we do not believe that a change in market interest rates would have a material impact on our financial condition or results of operations. We do not currently engage in any hedging activities against changes in interest rates.
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies but has a U.S. dollar functional currency. We do not currently have a foreign currency hedging program. To date and during the six months ended June 30, 2020, foreign currency exposure and foreign currency financial instruments have not been material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic may continue to affect demand for our products because quarantines or other government restrictions on movements have caused and continue to cause changes in demand. Many eye care professionals’ offices are operating with reduced capacity and there is uncertainty if or when they will return to full capacity. Patients may continue to change the quantities in, or the frequency with, which they order our products. Additionally, patients may not visit their eye care professionals for an extended period of time due to logistical issues or safety concerns, resulting in fewer new diagnoses or prescriptions as the COVID-19 pandemic continues to progress. Our sales force is also limited in its ability to meet with current and potential prescribers, which may negatively affect sales. Our current efforts to utilize virtual tools to remain in contact with eye care professionals, in addition to face-to-face meetings, may not be adequate to address any negative effect on sales. If the overall economy is negatively affected, including by entering into a recession, current and potential patients may alter their spending patterns and may have less disposable income with which to spend on prescriptions, amongst other changes. The changes in eye care professional and patient behavior could have a material adverse effect on our results of operations.
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

(i) Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: August 7, 2020	/s/ RICHARD J. RUBINO
Richard J. Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)