Form 10-Q
period 2020-09-30
AERIE PHARMACEUTICALS INC
filed 2020-11-06
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 30, 2020, there were 46,814,793 shares of the registrant’s common stock, par value $0.001, outstanding.

Unless otherwise indicated or the context requires, the terms “Aerie,” “Company,” “we,” “us” and “our” refer to Aerie Pharmaceuticals, Inc. and its subsidiaries. References to “approved products” mean products approved by the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities; references to “product candidates” mean products that are in development but not yet approved by the FDA or other regulatory authorities; references to “future product candidates” mean products that have not yet been developed.

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
In particular, FDA approval of Rhopressa® and Rocklatan® do not constitute FDA approval of our product candidates or any future product candidates in the United States, and there can be no assurance that we will receive FDA approval for our product candidates or any future product candidates. In addition, neither the European Commission (“EC”) grant of a centralised marketing authorisation for Rhokiinsa® nor the European Medicines Agency (“EMA”) acceptance for review by the Marketing Authorisation Application (“MAA”) for Roclanda® constitutes the Committee for Medicinal Products in Human Use (“CHMP”) adopting a positive opinion recommending approval of the MAA for Roclanda® or an EC grant of a centralised marketing authorisation for Roclanda® and there can be no assurance that Roclanda® will receive approval by the EMA. FDA approval of Rhopressa® and Rocklatan® do not constitute regulatory approval of these products in jurisdictions outside of the United States and there is no assurance that we will receive regulatory approval for Rhopressa® and Rocklatan® in such jurisdictions. In addition, any preclinical research discussed in this report is preliminary and the outcome of such preclinical studies may not be predictive of the outcome of later clinical trials. Any future clinical trial results may not demonstrate safety and efficacy sufficient to obtain regulatory approval related to the preclinical research findings discussed in this report, and we may suspend or discontinue research programs at any time for any reason.
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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Assets
Current assets
Cash and cash equivalents	$129,787	$143,940
Short-term investments	88,645	165,250
Accounts receivable, net	46,848	38,354
Inventory	20,842	21,054
Prepaid expenses and other current assets	9,091	7,744
Total current assets	295,213	376,342
Property, plant and equipment, net	55,293	58,147
Operating lease right-of-use assets	15,041	16,523
Other assets	1,139	1,596
Total assets	$366,686	$452,608
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,536	$12,770
Accrued expenses and other current liabilities	78,806	65,376
Operating lease liabilities	5,303	5,502
Total current liabilities	88,645	83,648
Convertible notes, net	204,688	188,651
Long-term operating lease liabilities	10,759	12,102
Other non-current liabilities	2,497	1,257
Total liabilities	306,589	285,658
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of September 30, 2020 and December 31, 2019; none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 46,828,333 and 46,464,669 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	47	46
Additional paid-in capital	1,093,026	1,062,996
Accumulated other comprehensive (loss) income	(12)	(92)
Accumulated deficit	(1,032,964)	(896,000)
Total stockholders’ equity	60,097	166,950
Total liabilities and stockholders’ equity	$366,686	$452,608
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Product revenues, net	$20,081	$18,544	$58,455	$45,231
Total revenues, net	20,081	18,544	58,455	45,231
Costs and expenses:
Cost of goods sold	5,381	2,063	18,799	3,149
Selling, general and administrative	32,029	32,171	102,168	102,935
Pre-approval commercial manufacturing	110	5,841	2,304	16,117
Research and development	16,165	21,796	55,281	60,584
Total costs and expenses	53,685	61,871	178,552	182,785
Loss from operations	(33,604)	(43,327)	(120,097)	(137,554)
Other (expense) income, net	(6,044)	(6,075)	(16,900)	(7,053)
Loss before income taxes	(39,648)	(49,402)	(136,997)	(144,607)
Income tax benefit	—	—	(33)	(90)
Net loss	$(39,648)	$(49,402)	$(136,964)	$(144,517)
Net loss per common share—basic and diluted	$(0.86)	$(1.09)	$(2.99)	$(3.19)
Weighted average number of common shares outstanding—basic and diluted	45,945,745	45,448,190	45,871,723	45,372,608

Net loss	$(39,648)	$(49,402)	$(136,964)	$(144,517)
Unrealized (loss) gain on available-for-sale investments, net	(129)	(158)	80	(158)
Comprehensive loss	$(39,777)	$(49,560)	$(136,884)	$(144,675)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2018	45,478,883	$45	$924,180	$—	$(696,419)	$227,806
Issuance of common stock upon exercise of stock options and warrants	141,245	—	1,879	—	—	1,879
Issuance of common stock for restricted stock awards, net	301,848	1	(2,093)	—	—	(2,092)
Stock-based compensation	—	—	12,508	—	—	12,508
Net loss	—	—	—	—	(47,951)	(47,951)
Balances at March 31, 2019	45,921,976	$46	$936,474	$—	$(744,370)	$192,150
Issuance of common stock upon exercise of stock purchase rights	22,648	—	569	—	—	569
Issuance of common stock upon exercise of stock options and warrants	10,480	—	71	—	—	71
Issuance of common stock for restricted stock awards, net	(5,686)	—	(891)	—	—	(891)
Stock-based compensation	—	—	11,023	—	—	11,023
Net loss	—	—	—	—	(47,164)	(47,164)
Balances at June 30, 2019	45,949,418	$46	$947,246	$—	$(791,534)	$155,758
Issuance of common stock upon exercise of stock options	15,000	—	159	—	—	159
Issuance of common stock for restricted stock awards, net	34,538	—	267	—	—	267
Stock-based compensation	—	—	10,804	—	—	10,804
Equity component of Convertible Notes, net of issuance costs of $3,725	—	—	124,666	—	—	124,666
Payment for capped call share options	—	—	(32,890)	—	—	(32,890)
Other comprehensive (loss) gain	—	—	—	(158)	—	(158)
Net loss	—	—	—	—	(49,402)	(49,402)
Balances at September 30, 2019	45,998,956	$46	$1,050,252	$(158)	$(840,936)	$209,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2019	46,464,669	$46	$1,062,996	$(92)	$(896,000)	$166,950
Issuance of common stock upon exercise of stock options and warrants	5,811	—	44	—	—	44
Issuance of common stock for restricted stock awards, net	5,705	—	(1,466)	—	—	(1,466)
Stock-based compensation	—	—	10,838	—	—	10,838
Other comprehensive (loss) income	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(49,129)	(49,129)
Balances at March 31, 2020	46,476,185	$46	$1,072,412	$(120)	$(945,129)	$127,209
Issuance of common stock upon exercise of stock purchase rights	23,494	—	295	—	—	295
Issuance of common stock upon exercise of stock options	31,615	1	118	—	—	119
Issuance of common stock for restricted stock awards, net	(17,945)	—	(150)	—	—	(150)
Stock-based compensation	—	—	10,289	—	—	10,289
Other comprehensive income (loss)	—	—	—	237	—	237
Net loss	—	—	—	—	(48,187)	(48,187)
Balances at June 30, 2020	46,513,349	$47	$1,082,964	$117	$(993,316)	$89,812
Issuance of common stock upon exercise of stock options	13,907	—	9	—	—	9
Issuance of common stock for restricted stock awards, net	301,077	—	(104)	—	—	(104)
Stock-based compensation	—	—	10,157	—	—	10,157
Other comprehensive (loss) income	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(39,648)	(39,648)
Balances at September 30, 2020	46,828,333	$47	$1,093,026	$(12)	$(1,032,964)	$60,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
Cash flows from operating activities
Net loss	$(136,964)	$(144,517)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,741	3,610
Amortization and accretion	20,446	6,335
Stock-based compensation	30,505	33,921
Other non-cash	(369)	(252)
Changes in operating assets and liabilities
Accounts receivable, net	(8,494)	(30,563)
Inventory	915	(4,080)
Prepaid, current and other assets	(371)	(2,715)
Accounts payable, accrued expenses and other current liabilities	6,884	18,576
Operating lease liabilities	(4,345)	(3,621)
Net cash used in operating activities	(87,052)	(123,306)
Cash flows from investing activities
Purchase of available-for-sale investments	(84,111)	(97,268)
Proceeds from sales and maturities of investments	160,769	—
Purchase of property, plant and equipment	(2,504)	(7,911)
Net cash provided by (used in) investing activities	74,154	(105,179)
Cash flows from financing activities
Proceeds from loan	8,274	—
Repayment of loan	(8,274)	—
Proceeds from convertible notes, net of issuance costs	—	308,349
Payment for capped call options	—	(32,890)
Payments related to issuance of stock for stock-based compensation arrangements, net	(1,255)	(597)
Payments of debt issuance costs	—	(532)
Proceeds from exercise of warrants	—	375
Other financing	—	(336)
Net cash (used in) provided by financing activities	(1,255)	274,369
Net change in cash and cash equivalents	(14,153)	45,884
Cash and cash equivalents, at beginning of period	143,940	202,818
Cash and cash equivalents, at end of period	$129,787	$248,702

Non-cash investing and financing activities
Purchase of property, plant and equipment	$321	$1,389
Debt issuance costs included in accrued expense and other current liabilities	$—	$1,275
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
In Europe, Rhokiinsa® was granted a centralised marketing authorisation by the European Commission (“EC”) in November 2019 and the Marketing Authorisation Application (“MAA”) for Roclanda® was accepted for review by the European Medicines Agency (“EMA”) in December 2019. An opinion from the Committee for Medicinal Products in Human Use (“CHMP”) for the MAA for Roclanda® is expected in the fourth quarter of 2020 and the final decision by the EC to grant a centralised marketing authorisation for Roclanda® is expected in late 2020 or early 2021. In September 2020, the Company read out interim topline 90-day efficacy data for its Phase 3b trial for Roclanda®, named Mercury 3, a six-month efficacy and safety trial designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe of bimatoprost (a prostaglandin analog), and timolol (a beta blocker). The results indicated Roclanda® met the overall trial objective by demonstrating non-inferiority to Ganfort® across nine of nine timepoints over 90 days. Roclanda® also demonstrated consistent IOP reduction throughout the day, with the IOP reductions observed in Mercury 3 exceeding those from both Mercury 1 and Mercury 2. The Company currently expects to read out topline six-month results for Mercury 3 in early 2021. Mercury 3 is not required for regulatory approval; it is designed to gauge the commercialization prospects of Roclanda® in Europe. The Company deemed the Mercury 3 results as an important determinant as the Company evaluated the commercialization and profitability potential of Rhokiinsa®, and particularly Roclanda®, in Europe.
As a result of the positive Mercury 3 results, third parties have expressed interest in a commercialization partnership in Europe. Some third parties have also stated potential interest in a commercialization partnership beyond just Europe. While there remains some uncertainty regarding the stance of the U.S. government on how pricing in Europe may impact pricing in the United States, if at all, the Company plans to commence collaboration discussions later in 2020. According to IQVIA, it is estimated that the European glaucoma market represented approximately $1 billion in sales with 105 million units in 2019, compared to approximately 55 million units in the United States.
In Japan, with respect to the clinical progress of Rhopressa®, the Company completed a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a Phase 2 clinical trial conducted in Japan. These studies were designed to meet the requirements of Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) for potential regulatory submission of Rhopressa® in Japan. Topline results of the Phase 2 trial indicated positive efficacy and tolerability results in the patient population. Clinical trials for Rocklatan® have not yet begun. The Company held a meeting with the Japanese PMDA in April 2020 to discuss Phase 3 trial designs for Rhopressa®, while continuing to prepare for the trials. The Company expects to initiate a Rhopressa® Phase 3 clinical trial in Japan in the fourth quarter of 2020. The Company expects to have three Phase 3 trials, two of which will be 28-day trials and one of which will be a 12-month safety trial. Further, in October 2020, the Company entered into a Collaboration and License Agreement with Santen Pharmaceuticals Co., Ltd. to advance its clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and other countries in Asia. See Note 13 for additional information.

The Company is furthering the development of its product candidates focused on dry eye and retinal diseases, particularly AR-15512 (previously named AVX-012), AR-1105 and AR-13503 SR, described below. The Company acquired Avizorex, a Spanish ophthalmic pharmaceutical company, developing therapeutics for the treatment of dry eye disease. The active ingredient in AR-15512 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates tear production and blink rate. In addition, activating the TRPM8 receptor may reduce ocular discomfort by promoting a cooling sensation. The Investigational New Drug Application (“IND”) for AR-15512 eye drop for dry eye became effective in September 2020, allowing Aerie to initiate clinical studies in the treatment of dry eye. The Company is planning to test two concentrations of AR-15512 in a 90-day Phase 2b clinical trial with 360 subjects, which could potentially be considered pivotal. The Company initiated this clinical trial, named COMET-1, in October 2020 and a topline readout is expected in the third quarter of 2021.
The Company is developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-13503 SR. In July 2020, the Company completed a Phase 2 clinical trial for AR-1105, a dexamethasone steroid implant, in patients with macular edema due to retinal vein occlusion (“RVO”). In July 2020, the Company reported topline results of the Phase 2 clinical trial for AR-1105 indicating sustained efficacy of up to six months, an important achievement in validating the capabilities of Aerie’s sustained release platform.
With respect to future plans for AR-1105, the Company is currently evaluating next steps regarding clinical advancement along with commercialization prospects in both Europe and the United States. According to IQVIA, the market for retinal diseases therapeutics totals nearly $7 billion in the United States and $4 billion in Europe, yet the injected steroid market component is in fact currently higher in Europe than in the United States. The closest competitive product currently generates approximately $100 million in annual net sales in the United States and $300 million in Europe and is generally in practice injected once every two to three months.
The Company is also developing AR-13503, a ROCK and Protein kinase C inhibitor that is the active ingredient in the AR-13503 sustained-release implant. The IND for AR-13503 SR became effective in April 2019, allowing the Company to initiate human studies in the treatment of neovascular age-related macular degeneration (“nAMD”) and diabetic macular edema (“DME”). The Company initiated a first-in-human clinical safety study for AR-13503 SR in the third quarter of 2019.
The Company completed the build-out of its own manufacturing plant in Athlone, Ireland, for additional commercial production of Rhopressa® and Rocklatan® in the second quarter of 2019. In January 2020, the Company received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. The manufacturing plant began production of commercial supplies of Rocklatan® during the first quarter of 2020. The Company filed a Prior Approval Supplement with the FDA in the second quarter of 2020 and received FDA approval to produce Rhopressa® at the Athlone plant in September 2020. Shipments of commercial supply of Rocklatan® from the Athlone plant to the United States commenced in the third quarter of 2020. The Athlone plant has manufactured clinical supplies of Rhopressa® for the upcoming Phase 3 trials in Japan and is expected to commence shipping commercial supply of Rhopressa® to the United States later this year.
The Company commenced generating product revenues related to sales in the United States of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019. The Company’s activities prior to the commercial launch of Rhopressa® had primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has incurred losses and experienced negative operating cash flows since inception. The Company has historically funded its operations primarily through the sale of equity securities and issuance of convertible notes prior to generating product revenues. In September 2019, the Company issued an aggregate principal amount of $316.25 million of 1.50% convertible senior notes due 2024 (the “Convertible Notes”). See Note 10 for additional information.
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

2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2020. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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
In addition, the Company has established its own manufacturing plant in Athlone, Ireland, for commercial production of Rocklatan® and Rhopressa® and potentially Rhokiinsa® and, if approved, Roclanda®. In January 2020, the Company received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. The manufacturing plant began production of commercial supplies of Rocklatan® during the first quarter of 2020. In September 2020, the Company received FDA approval to produce Rhopressa® at the Athlone plant. The Company currently expects to continue to use product sourced from its contract manufacturers in addition to the Athlone plant.

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
The Company’s net product revenues through September 30, 2020 were generated through sales of Rhopressa®, which was commercially launched in the United States in April 2018, and sales of Rocklatan®, which was commercially launched in the United States in May 2019. Product revenue is recorded net of trade discounts, allowances, commercial and government rebates, co-pay program coupons, chargebacks, U.S. government funding requirements for the coverage gap (commonly called the “donut hole”) portion of the Medicare Part D program and estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix and lagged claims. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See Note 3 for additional information.
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
Available-for-sale investments: The Company’s investments in debt securities can consist of U.S. federal government and federal agency securities, corporate bonds or commercial paper, money market instruments and certain qualifying money market mutual funds. The investments are short-term in nature and are rated investment grade by at least one bond credit rating service.
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
Investments
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase. The Company’s investments are comprised of debt securities, including commercial paper and corporate bonds, that are classified as available-for-sale in accordance with the ASC Topic 320, Investments-Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on the condensed consolidated balance sheets.

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
The Company’s investments also includes equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the condensed consolidated balance sheets and the subsequent changes in fair values are recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020, the fair value of the equity securities held at the end of the period was $0.6 million. For the three and nine months ended September 30, 2020, the Company had $0.6 million of unrealized investments gains on equity securities held at the end of the period.
Realized gains and losses, interest income earned on the Company’s cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on investments are included within other (expense) income, net. Interest income was $0.3 million and $1.9 million for the three and nine months ended September 30, 2020, respectively, and $0.5 million and $1.8 million for the three and nine months ended September 30, 2019. Realized gains and losses are determined using the specific identification method and are included as a component of other income (expense), net. Realized gains or losses were immaterial during the three and nine months ended September 30, 2020 and 2019.
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
The Company’s cash equivalents are carried at fair value according to the fair value hierarchy described above. The Company’s investments in debt securities and the Convertible Notes were valued utilizing Level 2 inputs as of September 30, 2020. There were no transfers between the different levels of the fair value hierarchy during the nine months ended September 30, 2020 and 2019.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. This ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 also simplifies the accounting for convertible instruments, which includes eliminating the cash conversion accounting model for convertible instruments. Additionally, ASU 2020-06 will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The guidance is effective for the Company beginning on January 1, 2022, with early adoption permitted, and prescribes different transition methods for the various provisions. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and disclosures.
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
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Outstanding stock options	8,790,185	8,535,266	8,790,185	8,535,266
Stock purchase warrants	—	79,500	—	79,500
Non-vested restricted stock awards and performance share units	858,147	755,179	858,147	755,179
Non-vested restricted stock units	113,368	43,071	113,368	43,071
Total	9,761,700	9,413,016	9,761,700	9,413,016

3. Revenue Recognition
Net product revenues for the three and nine months ended September 30, 2020 and 2019 were generated from sales of Rhopressa®, which was commercially launched in the United States in April 2018, and Rocklatan®, which was commercially launched in the United States in May 2019. For the nine months ended September 30, 2020, three distributors accounted for 36%, 34% and 29% of total revenues, respectively. For the nine months ended September 30, 2019, three distributors accounted for 37%, 31% and 30% of total revenues, respectively. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
Product revenue is recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities. Amounts billed or invoiced are included in accounts receivable, net on the condensed consolidated balance sheets. The Company did not have any contract assets (unbilled receivables) at September 30, 2020 or December 31, 2019, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at September 30, 2020 or December 31, 2019, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers. The Company calculates its net product revenue based on the wholesale acquisition cost that the Company charges its distributors for Rhopressa® and Rocklatan® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. Provisions for revenue reserves reduced product revenues by $52.1 million and $141.9 million for the three and nine months ended September 30, 2020, respectively, a significant portion of which related to commercial and Medicare Part D rebates. Provisions for revenue reserves for the three and nine months ended September 30, 2019 were $31.0 million and $73.8 million, respectively.

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

4. Investments
Cash, cash equivalents and investments as of September 30, 2020 included the following:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Cash and cash equivalents:
Cash and cash equivalents	$129,787	$—	$—	$129,787
Total cash and cash equivalents	$129,787	$—	$—	$129,787
Investments:
Commercial paper (due within 1 year)	$44,792	$32	$(9)	$44,815
Corporate bonds (due within 1 year)	43,865	10	(45)	43,830
Total investments	$88,657	$42	$(54)	$88,645
Total cash, cash equivalents and investments	$218,444	$42	$(54)	$218,432

Cash, cash equivalents and investments as of December 31, 2019 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and money market funds	$143,940	$—	$—	$143,940
Total cash and cash equivalents	$143,940	$—	$—	$143,940
Investments:
Commercial paper (due within 1 year)	64,629	—	(7)	64,622
Corporate bonds (due within 1 year)	60,640	—	(76)	60,564
U.S. Government and government agencies (due within 1 year)	40,073	—	(9)	40,064
Total investments	$165,342	$—	$(92)	$165,250
Total cash, cash equivalents and investments	$309,282	$—	$(92)	$309,190

5. Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	SEPTEMBER 30, 2020
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$129,787	$—	$—	$129,787
Total cash and cash equivalents:	$129,787	$—	$—	$129,787
Investments:
Commercial paper	$—	$44,815	$—	44,815
Corporate bonds	—	43,830	—	43,830
Total investments	$—	$88,645	$—	$88,645
Total cash, cash equivalents and investments:	$129,787	$88,645	$—	$218,432

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2019
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and money market funds	$133,931	$10,009	$—	$143,940
Total cash and cash equivalents:	$133,931	$10,009	$—	$143,940
Investments:
Commercial paper	$—	$64,622	$—	$64,622
Corporate bonds	—	60,564	—	60,564
U.S. Government and government agencies	—	40,064	—	40,064
Total investments	$—	$165,250	$—	$165,250
Total cash, cash equivalents and investments:	$133,931	$175,259	$—	$309,190

The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes was $251.5 million at September 30, 2020.

6. Inventory
Inventory consists of the following:

(in thousands)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Raw materials	$2,724	$1,400
Work-in-process	15,639	13,414
Finished goods	2,479	6,240
Total inventory	$20,842	$21,054

For the three and nine months ended September 30, 2020, $3.8 million and $12.4 million, respectively, of idle capacity cost associated with our Athlone manufacturing plant was recorded to costs of goods sold. The idle capacity results from the manufacturing plant having commenced operations earlier in 2020 and not reaching full capacity.

7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Manufacturing equipment	$21,575	$18,073
Laboratory equipment	7,856	7,525
Furniture and fixtures	1,664	1,648
Software, computer and other equipment	8,025	7,772
Leasehold improvements	30,029	29,720
Construction-in-progress	1,536	3,892
Property, plant and equipment	70,685	68,630
Less: Accumulated depreciation	(15,392)	(10,483)
Property, plant and equipment, net	$55,293	$58,147

Manufacturing Plant
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

8. Leases
The Company has operating leases for corporate offices, research and development facilities, and a fleet of vehicles. The properties primarily relate to the Company’s principal executive office and research facility located in Durham, North Carolina, regulatory, commercial support and other administrative activities located in Irvine, California, and clinical, finance and legal operations located in Bedminster, New Jersey. The Durham, North Carolina, facility consists of approximately 61,000 square feet of laboratory and office space under leases that expire between January 2022 and June 2024 and the Irvine, California, location consists of approximately 37,300 square feet of office space under a lease that expires in January 2022. The Bedminster, New Jersey, location consists of approximately 34,000 square feet of office space under a lease that expires in October 2029. There are also small offices in Malta, Ireland, the United Kingdom and Japan.
The Company is leasing approximately 30,000 square feet of interior floor space for its manufacturing plant in Athlone, Ireland, which the Company concluded is an operating lease upon completion of the build-out in the second quarter of 2019. As a result, the Company concurrently recognized an operating lease ROU asset and a corresponding operating lease liability related to the leaseback of the facility of approximately $2.4 million upon completion of the build-out. The Company is reasonably certain it will remain in the lease through the end of its lease term in 2037, however, the Company is permitted to terminate the lease as early as September 2027.
The Company’s operating leases have remaining lease terms of approximately 1 year to 17 years, some of which include options to extend the leases.
Balance sheet information related to leases was as follows:

(in thousands)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Operating Leases
Operating lease right-of-use assets	$15,041	$16,523

Operating lease liabilities	$5,303	$5,502
Long-term operating lease liabilities	10,759	12,102
Total operating lease liabilities	$16,062	$17,604

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$11,609	$11,169
Accrued consulting and professional fees	3,345	3,810
Accrued research and development expenses (1)	4,379	8,734
Accrued revenue reserves(2)	54,546	38,450
Accrued other (3)	4,927	3,213
Total accrued expenses and other current liabilities	$78,806	$65,376

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
During the three months ended September 30, 2020, the conditions allowing holders of the Convertible Notes to elect to convert had not been met. As of September 30, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount of the Convertible Notes.
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
The following table summarizes the carrying value of the Convertible Notes as of September 30, 2020:

(in thousands)	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Gross proceeds	$316,250	$316,250
Unamortized debt discount and issuance costs	(111,562)	(127,599)
Carrying value	$204,688	$188,651

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
Interest expense related to the Convertible Notes, including stated interest and amortization of debt discount and issuance costs, was $6.7 million and $19.6 million for the three and nine months ended September 30, 2020.
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
Interest expense was $6.7 million and $19.6 million for the three and nine months ended September 30, 2020, and included amortization of debt discount and issuance costs related to the Convertible Notes. Interest expense was $6.6 million and $9.0 million for the three and nine months ended September 30, 2019, and included amortization of debt discount and issuance costs related to the Convertible Notes and issuance costs and fees related to the credit facility.

11. Stock-Based Compensation
Stock-based compensation expense for options granted, RSAs, PSAs, RSUs and SARs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2020	2019	2020	2019
Cost of goods sold	$511	$—	$1,678	$—
Selling, general and administrative	6,716	7,041	20,524	23,253
Pre-approval commercial manufacturing	28	807	344	2,490
Research and development	2,545	2,758	7,959	8,178
Total	$9,800	$10,606	$30,505	$33,921

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
Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2019	8,425,551	$29.06
Granted	868,620	16.87
Exercised	(58,676)	5.28
Canceled	(445,310)	41.59
Options outstanding at September 30, 2020	8,790,185	$27.38	6.2	$12,418
Options exercisable at September 30, 2020	6,117,232	$25.98	5.1	$12,418

As of September 30, 2020, the Company had $52.1 million of unrecognized compensation expense related to options granted under its equity plans. This expense is expected to be recognized over a weighted average period of 2.2 years as of September 30, 2020.
Restricted Stock Awards
The following table summarizes the RSAs, including PSAs, activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSAs at December 31, 2019	754,415	$43.07
Granted	423,206	14.39
Vested	(261,622)	43.42
Canceled	(57,852)	40.74
Non-vested RSAs at September 30, 2020	858,147	$28.98

As of September 30, 2020, the Company had $19.5 million of unrecognized compensation expense related to unvested RSAs. This expense is expected to be recognized over the weighted average period of 2.5 years as of September 30, 2020.
The vesting of the RSAs is time and service based with terms of one to four years. During the year ended December 31, 2017, the Company granted 98,817 PSAs with non-market performance conditions that vest upon the satisfaction of certain performance conditions and service conditions. As of September 30, 2020, all PSAs were vested.
In 2019, 43,071 non-vested RSAs were cancelled and replaced with a corresponding number of RSUs. The RSUs were issued with the same vesting provisions as the cancelled RSAs. The total number of RSUs outstanding at September 30, 2020 was 113,368. As of September 30, 2020, the weighted average fair value per RSU was $14.48, and the associated unrecognized compensation expense totaled $2.5 million. This expense is expected to be recognized over the weighted average period of 2.9 years as of September 30, 2020.

Stock Appreciation Rights
The following table summarizes the SARs activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
SARs outstanding at December 31, 2019	163,016	$41.70
Granted	71,500	14.03
Canceled	(21,094)	41.37
SARs outstanding at September 30, 2020	213,422	$32.46	3.7	$1
SARs exercisable at September 30, 2020	49,857	$45.17	3.0	$—

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

13. Subsequent Event
On October 28, 2020, Aerie Ireland Limited entered into a Collaboration and License Agreement (the “Agreement”) with Santen Pharmaceutical Co., Ltd. (“Santen”), a Japanese pharmaceutical company dedicated to ophthalmology that carries out research, development, marketing and sales of pharmaceuticals, over-the-counter products and medical devices. Pursuant to the Agreement, Aerie Ireland Limited granted to Santen the exclusive right to develop, manufacture, market and commercialize Rhopressa® and Rocklatan® (the “Licensed Products”) in Japan, South Korea, Indonesia, Malaysia, Philippines, Singapore, Thailand, Vietnam and Taiwan (such jurisdictions collectively, the “Territories”). The Company is the sole manufacturer of the Licensed Products for Santen. Under the Agreement, Aerie Ireland Limited granted Santen a first right of negotiation for the rights to the Licensed Products in any Asian countries other than the Territories.
Under the Agreement, Aerie Ireland Limited will receive from Santen an upfront payment of $50.0 million (“Upfront Payment”) within 30 days of execution and potentially various development milestones of up to $39.0 million and sales milestones of up to $60.0 million. In addition, Santen will pay Aerie Ireland Limited a royalty in excess of 25% of the Licensed Products’ net sales, such consideration consisting of the cost of products supplied to Santen from Aerie Ireland Limited and a royalty for the Company’s intellectual property. Santen will be responsible for sales, marketing and pricing decisions relating to the Licensed Products. Santen is also responsible for all development and commercialization costs and activities related to the Licensed Products in the Territories, except that Aerie Ireland Limited shares 50% of the costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan.
The term of the Agreement continues on a country-by-country basis in the Territory until the later of (i) the expiration of the last to expire valid patent claim covering the Licensed Product and (ii) 12 years from the date of the first commercial sale of each Licensed Products under a New Drug Application approval, marketing authorization or the equivalent. The Agreement may be terminated by either Aerie Ireland Limited or Santen upon the other party’s material breach or bankruptcy or insolvency. Aerie Ireland Limited may also terminate the Agreement upon a patent challenge by Santen, and Santen may terminate the Agreement in its discretion if, following marketing authorization for Rhopressa® in Japan, Santen reasonably determines that the Licensed Products are not commercially viable in the Territory (effective upon 180 days’ prior written notice). In addition, in the event that patents are issued that may prevent the commercialization of the Licensed Products, Santen would have the right to terminate the Agreement and require Aerie Ireland Limited’s repayment of up to approximately 85% of the Upfront Payment, all development milestone payments and 50% of the development expenses incurred by Santen. In the event of termination, the Licensed Products in the applicable Territories will revert to the Company.

The Company is currently evaluating the accounting treatment for the Agreement on the condensed consolidated financial statements and disclosures.

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
Outside the United States
Our strategy also includes developing our business opportunities outside of the United States, including obtaining regulatory approval in Europe and Japan for Rhopressa® and Rocklatan®. In Europe, Rhokiinsa® (marketed as Rhopressa® in the United States) was granted a centralised marketing authorisation by the European Commission (“EC”) in November 2019 and the Marketing Authorisation Application (“MAA”) for Roclanda® (marketed as Rocklatan® in the United States) was accepted for review by the European Medicines Agency (“EMA”) in December 2019. To optimize the commercial opportunity, we may launch Roclanda®, if approved, before Rhokiinsa® in Europe as the European market is oriented more toward fixed-dose combination products. The Phase 3b trial for Roclanda®, Mercury 3, comparing Roclanda® to Ganfort®, commenced in Europe during the third quarter of 2017. In September 2020, we read out interim topline 90-day efficacy data for Mercury 3. The results indicated Roclanda® met the overall trial objective by demonstrating non-inferiority to Ganfort® across nine of nine timepoints over 90 days. We currently expect to read out topline six-month efficacy data for Mercury 3 in early 2021. Mercury 3 is not required for regulatory approval; it is designed to gauge the commercialization prospects of Roclanda® in Europe. We deemed the Mercury 3 results to be an important determinant as we evaluated the commercialization and profitability potential of Rhokiinsa®, and particularly Roclanda®, in Europe, as discussed in “—Products” below.
In Japan, we plan to pursue regulatory approval for Rhopressa® and Rocklatan®. With respect to the clinical progress of Rhopressa® in Japan, we completed a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a successful Phase 2 clinical trial conducted in Japan. Topline results of the Phase 2 trial indicated positive efficacy and tolerability in the patient population. Clinical trials for Rocklatan® have not yet begun. We held a meeting with the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”) in April 2020 to discuss Phase 3 trial designs for Rhopressa®, while continuing to prepare for the trials. We expect to initiate a Rhopressa® Phase 3 clinical trial in Japan in the fourth quarter of 2020, as discussed in “—Products” below. Further, in October 2020, we entered into a Collaboration and License Agreement ( the “Agreement”) with Santen Pharmaceuticals Co., Ltd. (“Santen”) to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and other countries in Asia. See Note 13 to our condensed consolidated financial statements included in this report for additional information.
Glaucoma Product Manufacturing
We currently manufacture commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States in our own manufacturing plant in Athlone, Ireland, which was completed in the second quarter of 2019. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone plant for commercial distribution in the United States. This approval follows a successful pre-approval inspection of the manufacturing plant and FDA review of the New Drug Application (“NDA”) Prior Approval Supplement (“PAS”), which added the Athlone manufacturing plant as a drug product manufacturer for Rocklatan®. The manufacturing plant began production of commercial supplies of Rocklatan® during the first quarter of 2020. We filed a PAS with the FDA in the second quarter of 2020 and in September 2020, we received FDA approval to produce Rhopressa® at our Athlone plant. Shipments of commercial supply of Rocklatan® from the Athlone plant to the United States commenced in the third quarter of 2020. The Athlone plant has manufactured clinical supplies of Rhopressa® for the upcoming Phase 3 trials in Japan and is expected to commence shipping commercial supply of Rhopressa® to the United States later this year. As the Athlone plant commenced operations earlier in 2020, it has not yet reached full capacity. We also expect that the Athlone manufacturing plant will have adequate capacity to produce Rhokiinsa® and, if approved, Roclanda®, as well as commercial product in Japan, if approved for commercial distribution in the Japanese market. We continue to use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States.
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
Intellectual Property Portfolio
We own the worldwide rights to all indications for Rhopressa® and Rocklatan®. We have patent protection for Rhopressa® and Rocklatan® in the United States through early 2034 and internationally through 2030, and have filed for patent protection in the United States and internationally through 2037. In addition, through the acquisition of Avizorex, we are the exclusive licensee through 2031 of issued U.S. patents providing patent protection for pharmaceutical compositions comprising AR-15512 (previously named AVX-012) and methods of its use, including ophthalmic uses. The Avizorex acquisition also enabled Aerie to be the exclusive licensee of pending foreign counterparts to the issued U.S. patents regarding AR-15512. Should these foreign counterparts issue such patents, they will provide patent protection for pharmaceutical compositions in such jurisdictions comprising AR-15512 and methods of its use, including ophthalmic uses, through 2031. Furthermore, we have an issued U.S. patent for AR-1105, which provides patent protection for AR-1105 in the United States through 2036, as well as pending foreign counterparts that upon issuance will provide patent protection internationally through 2036. We also have patent protection for AR-13503 in the United States and internationally, which extends to 2030, and have filed for patent protection in the United States and internationally through dates ranging from 2030 to 2037. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions, methods of use and synthetic methods.
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
While many eye care professionals’ offices are operating at reduced capacity, we are using a combination of in-person and virtual tools and resources to remain in contact with eye care professionals. Aerie territory managers are experiencing successful engagement with eye care professionals through either traditional face-to-face office meetings or virtual resources. Our sales force is interactively communicating with physicians via different technological platforms and local peer-to-peer educational meetings are primarily being implemented via webinars. Certain geographic communities have resumed in-person speaker programs, while adhering to strict national guidelines with appropriate social distancing. As part of the support of the eye care community, our territory managers are either delivering or arranging for delivery of product samples to the eye care professionals’ offices when needed. Further, with the recent addition of a contract sales organization and a separate telesales team we are able to reach over 14,000 eye care professionals.
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
Although there was a decline in total prescription volumes in April 2020, as seen within the entire pharmaceutical market according to IQVIA data primarily due to the impact of the COVID-19 pandemic, our sales volumes in the third quarter of 2020 were higher than the volumes during the first quarter of 2020 for both Rhopressa® and Rocklatan®. We are diligently managing our expenses, including reducing travel and meeting expenses.
Regarding our globalization strategy, in Japan, we entered into the Agreement with Santen in October 2020 to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and other countries in Asia, held a meeting with the Japanese PMDA in April 2020 to discuss Phase 3 trial designs for Rhopressa®, while continuing to prepare for the trials, as discussed in “—Products” below and Note 13 to our condensed consolidated financial statements included in this report. In Europe, the regulatory review of Roclanda® remains on track, while the six-month efficacy data for the Mercury 3 trial for Roclanda®, which is designed to gauge commercialization prospects in Europe, is expected in early 2021, as discussed in “—Products” below.
From a pipeline perspective, the early stage retina implant trials remain on track, and we initiated our Phase 2b clinical trial for dry eye product candidate AR-15512, named COMET-1, in October 2020 and a topline readout is expected in the third quarter of 2021, as discussed in “—Product Candidates” below.
Our cash and cash equivalents and investments totaled $218.4 million as of September 30, 2020. We believe that our cash and cash equivalents and investments and projected cash flows from revenues will continue to provide sufficient resources for our current ongoing needs through at least the next twelve months, as discussed in “—Liquidity and Capital Resources” below.
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
Rhopressa®
Rhopressa® is a once-daily eye drop designed to reduce elevated IOP in patients with open-angle glaucoma or ocular hypertension. The active ingredient in Rhopressa®, netarsudil, is an Aerie-owned ROCK inhibitor. We believe that Rhopressa® represents the first of a new drug class for reducing IOP in patients with glaucoma in over 20 years. Rhopressa® is competing primarily in the adjunctive therapy market, which represents approximately one-half of the U.S. glaucoma prescription market, according to IQVIA. Initial indications point to healthcare professionals prescribing Rhopressa® as a concomitant therapy to prostaglandins or non-PGA (prostaglandin analog) medications when additional IOP reduction is desired. Currently marketed therapies that are used adjunctively to PGAs are older generation products that are generally dosed between two and three times a day, have MOA(s) focused on reducing fluid production, often have lower efficacy levels and have systemic side effects. Rhopressa® therefore provides eye care professionals with a valuable alternative therapy to what has been historically available. We believe that Rhopressa® may also become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs and for patients who choose to avoid the cosmetic issues associated with PGA products. In November 2019, we released topline data from our Phase 4 Multi-center Open-label study (“MOST”) trial, which observed Rhopressa® efficacy in various real-world clinical settings, including as an adjunctive therapy and monotherapy. The results indicated positive IOP reduction in all settings along with a favorable tolerability profile.
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
In support of a potential regulatory submission for Rhopressa® in Japan, we conducted a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a successful Phase 2 clinical trial conducted in Japan. In July 2019, we completed enrollment of a Phase 2 clinical trial in Japan and topline results were released in November 2019. These studies were designed in accordance with the requirements of the PMDA on Japanese patients in Japan to support subsequent Phase 3 registration trials that are also expected to be conducted in Japan. Topline results of the Phase 2 clinical trial indicated positive efficacy and tolerability results for the patient population. We held a meeting with the Japanese PMDA in April 2020 to discuss Phase 3 trial designs for Rhopressa®, while continuing to prepare for the trials. We expect to initiate a Rhopressa® Phase 3 clinical trial in Japan in the fourth quarter of 2020. We expect to have three Phase 3 trials, two of which will be 28-day trials and one of which will be a 12-month safety trial. Further, in October 2020, we entered into the Agreement with Santen to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and other countries in Asia. See Note 13 to our condensed consolidated financial statements included in this report for additional information.
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
Rocklatan® Outside of the United States
In Europe, the clinical trials Mercury 1 and Mercury 2 represent the basis for potential European approval of Roclanda®. We also initiated a Phase 3b registration trial for Roclanda®, named Mercury 3, in Europe during the third quarter of 2017. Mercury 3, a six-month efficacy and safety trial, is designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe consisting of bimatoprost (a PGA) and timolol (a beta blocker). In September 2020, we read out interim topline 90-day efficacy data for Mercury 3. The results indicated Roclanda® met the overall trial objective by demonstrating non-inferiority to Ganfort® across nine of nine timepoints over 90 days. Roclanda® also demonstrated consistent IOP reduction throughout the day, with the IOP reductions observed in Mercury 3 exceeding those from both Mercury 1 and Mercury 2. We currently expect to read out topline six-month efficacy data for Mercury 3 in early 2021. Mercury 3 is not required for regulatory approval; it is designed to gauge the commercialization prospects in Europe. We deemed the Mercury 3 results to be an important determinant as we evaluated the commercialization and profitability potential of Rhokiinsa®, and particularly Roclanda®, in Europe.
As a result of the positive Mercury 3 results, third parties have expressed interest in a commercialization partnership in Europe. Some third parties have stated potential interest in a commercialization partnership beyond just Europe. While there remains some uncertainty regarding the stance of the U.S. government on how pricing in Europe may impact pricing in the United States, if at all, we plan to commence collaboration discussions later in 2020. According to IQVIA, it is estimated that the European glaucoma market represented approximately $1 billion in sales with 105 million units in 2019, compared to approximately 55 million units in the United States. We would pursue manufacturing rights with any collaboration and source product from its manufacturing facility in Athlone, Ireland.
In December 2019, the MAA for Roclanda® was accepted for review by the EMA. An opinion from the CHMP for the MAA for Roclanda® is expected in the fourth quarter of 2020 and the final decision by the EC to grant a centralised marketing authorisation for Roclanda® is expected in late 2020 or early 2021. Since Roclanda® is a fixed-dose combination product that includes Rhokiinsa®, the MAA submission for Roclanda® was predicated on the receipt of a centralised marketing authorisation for Rhokiinsa®, which the EC granted in November 2019. In Japan, clinical trials for Rocklatan® have not yet begun.
Product Candidates
To complement our internal research through business development opportunities, we obtained the clinical-stage dry eye product candidate AR-15512 through the acquisition of Avizorex. Furthermore, we have also acquired worldwide ophthalmic rights to a bio-erodible polymer technology from DSM and PRINT® (Particle Replication in Non-wetting Templates) implant manufacturing technology, which is a proprietary technology capable of creating precisely-engineered sustained-release products utilizing fully-scalable manufacturing processes, from Envisia. Using these technologies, we have created a sustained-release ophthalmology platform and are currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-13503 SR, and in the future we believe this technology may be useful as we explore additional sustained-release applications.
AR-15512 (TRPM8 receptor)
In December 2019, we acquired Avizorex, a Spanish ophthalmic pharmaceutical company developing therapeutics for the treatment of dry eye disease. Avizorex completed a Phase 2a study in dry eye subjects in 2019 for its lead product candidate AVX-012 (now named AR-15512). The active ingredient in AR-15512 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates tear production and blink rate. In addition, activating the TRPM8 receptor may reduce ocular discomfort by promoting a cooling sensation. By stimulating these processes in a physiological manner, TRPM8 agonists have the potential to restore tear film stability and reduce discomfort in patients with dry eye. Positive results from the Phase 2a study support the therapeutic potential of AR-15512 to treat signs and symptoms of dry eye. We met with the FDA in June 2020 and are planning to test two concentrations of AR-15512 in a 90-day Phase 2b clinical trial with 360 subjects, which could potentially be considered pivotal. For this upcoming trial, known as COMET-1, we expect the primary endpoints to be ocular discomfort and tear production. The Investigational New Drug Application (“IND”) for AR-15512 eye drop for dry eye became effective in September 2020, allowing Aerie to initiate clinical studies in the treatment of dry eye. We initiated COMET-1 in October 2020 and a topline readout is expected in the third quarter of 2021.
AR-1105 Implant (dexamethasone steroid)
In October 2017, we acquired the rights to use PRINT® technology in ophthalmology and certain other assets from Envisia. In addition, we acquired Envisia’s intellectual property rights relating to a preclinical dexamethasone steroid implant using a biodegradable polymer-based drug delivery system that is comprised of a blend of different poly D, L-lactic-co-glycolic acid (“PLGA”) polymers and PRINT® technology for the potential treatment of macular edema due to retinal vein occlusion (“RVO”) and diabetic retinopathy, which we refer to as AR-1105. We submitted the IND for AR-1105 in December 2018. The IND for AR-1105 became effective in January 2019. We initiated a Phase 2 clinical trial of AR-1105 in patients with macular edema due to RVO during March 2019 and completed enrollment in October 2019. In July 2020, we reported topline results of the Phase 2 clinical trial for AR-1105 indicating sustained efficacy of up to six months, an important achievement in validating the potential capabilities of Aerie’s sustained release platform.
With respect to future plans for AR-1105, we are currently evaluating next steps regarding clinical advancement along with commercialization prospects in both Europe and the United States. We will be meeting with regulatory agencies in order to harmonize development plans across both Europe and the United States. According to IQVIA, the market for retinal diseases therapeutics totals nearly $7 billion in the United States and $4 billion in Europe, yet the injected steroid market component is in fact currently higher in Europe than in the United States. We believe AR-1105, with the six-month sustained release efficacy demonstrated in the Phase 2 data, may be able to further expand the injectable steroid market in both the United States and Europe. The closest competitive product currently generates approximately $100 million in annual net sales in the United States and $300 million in Europe and is generally in practice injected once every two to three months. We believe that the commercial prospects for AR-1105 in Europe are potentially greater than for the Aerie glaucoma franchise in Europe and as a result we would expect an attractive option of ultimately commercializing this product candidate, if approved, on our own or with a partner, especially considering the necessary sales force size in the major European countries is relatively small.
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
Using our licensed technology from DSM, AR-13503 has been combined with a polyesteramide polymer to produce an injectable, thin fiber implant that is minute in size. Preclinical experiments with the AR-13503 SR implant have demonstrated linear, sustained elution rates over several months and achievement of target retinal drug concentrations. The IND for AR-13503 SR became effective in April 2019, allowing us to initiate human studies in the treatment of neovascular age-related macular degeneration (“nAMD”) and DME. We initiated a first-in-human clinical safety study for AR-13503 SR in the third quarter of 2019.
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
In light of the circumstances created by the COVID-19 pandemic, we took precautionary measures to protect our employees and our stakeholders and adapted company policies that maintain the continuity of our business in the best interest of our eye care professionals and patients. We implemented a work from home policy, where possible, and practiced social distancing to minimize potential transmission for employees who are performing essential laboratory, manufacturing or administrative tasks. Our sales force is interactively communicating with physicians via different technological platforms and local peer-to-peer educational meetings are primarily being implemented via webinars. Certain geographic communities have resumed with in-person speaker programs, while adhering to strict national guidelines with appropriate social distancing.
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
Financial Overview
Our cash and cash equivalents and investments totaled $218.4 million as of September 30, 2020. We believe that our cash and cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months, though there may be need for additional financing activity as we continue to grow. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion.
We have incurred net losses since our inception in June 2005. Until 2018, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of September 30, 2020, we had an accumulated deficit of $1,033.0 million. We recorded net losses of $39.6 million and $137.0 million for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019 we recorded net losses of $49.4 million and $144.5 million. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rhopressa® and Rocklatan®, advancing our product candidates and pipeline, international expansion and operating our manufacturing plant in Athlone, Ireland. We expect to continue to incur operating losses until our products generate adequate commercial revenue to render Aerie profitable. If we do not successfully commercialize Rhopressa®, Rocklatan® or any product candidates or future product candidates, if approved, we may be unable to generate adequate product revenues to achieve such profitability. We may be required to obtain further funding through debt or equity offerings or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts.
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
Cost of Goods Sold
Cost of goods sold consists of direct and indirect costs to procure and manufacture product sold, including third-party manufacturing costs. Prior to receiving FDA approval, these costs for Rhopressa® and Rocklatan® were expensed as pre-approval commercial manufacturing expenses (as defined below). We began capitalizing inventory costs for Rhopressa® and Rocklatan® after receipt of FDA approval. In January 2020 and September 2020, we received FDA approval to produce Rocklatan® and Rhopressa®, respectively, at the Athlone plant for commercial distribution in the United States. Shipments of commercial supply of Rocklatan® from the Athlone plant to the United States commenced in the third quarter of 2020. The Athlone plant has manufactured clinical supplies of Rhopressa® for the upcoming Phase 3 trials in Japan and is expected to commence shipping commercial supply of Rhopressa® to the United States later this year. Production costs related to idle or underutilized capacity at the manufacturing plant in Athlone, Ireland, are not included in the cost of inventory but are charged directly to cost of goods sold on the condensed consolidated statements of operations and comprehensive loss in the period incurred. We expect cost of goods sold in 2020 to continue to be unfavorably impacted by idle capacity costs due to the underutilization at the Athlone manufacturing plant as a result of the manufacturing plant having just recently become operational and not yet reaching full capacity, along with the potential for future inventory obsolescence write-offs.
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
We obtained regulatory approval to produce Rocklatan® and Rhopressa® in January 2020 and September 2020, respectively, in our Athlone, Ireland plant for commercial distribution in the United States as well as approval for our additional API and drug product contract manufacturers during 2019 and early 2020.
Research and Development Expenses
We expense research and development costs to operations as incurred. Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, including employee-related expenses for research and development personnel.
Other (Expense) Income, Net
Other (expense) income, net primarily includes interest expense, interest income, foreign exchange gains and losses and other income and expense. Interest expense consists of interest expense under the 1.50% convertible senior notes due 2024 (the “Convertible Notes”), including the amortization of debt discounts and issuance costs incurred. Prior to the termination of the $200 million senior secured delayed draw term loan facility (the “credit facility”) in September 2019, interest expense also included the amortization of issuance costs and commitment fees incurred on the July 2018 and May 2019 tranches of the credit facility. Interest income primarily consists of interest earned on our cash, cash equivalents and investments. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion. Foreign exchange gains and losses are primarily due to the remeasurement of our lease liabilities, which are denominated in a foreign currency and held by a subsidiary with a U.S. dollar functional currency. Also included in other income and expense are changes in fair value related to our equity securities.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table summarizes the results of our operations for the three months ended September 30, 2020 and 2019:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE	% CHANGE
	2020	2019
	(in thousands, except percentages)
Product revenues, net	$20,081	$18,544	$1,537	8%
Total revenues, net	20,081	18,544	1,537	8%
Costs and expenses:
Cost of goods sold	5,381	2,063	3,318	*
Selling, general and administrative expenses	32,029	32,171	(142)	—%
Pre-approval commercial manufacturing	110	5,841	(5,731)	(98)%
Research and development expenses	16,165	21,796	(5,631)	(26)%
Total costs and expenses	53,685	61,871	(8,186)	(13)%
Loss from operations	(33,604)	(43,327)	9,723	(22)%
Other (expense) income, net	(6,044)	(6,075)	31	(1)%
Loss before income taxes	$(39,648)	$(49,402)	$9,754	(20)%
*Percentage not meaningful
Product revenues, net
Product revenues, net were $20.1 million and $18.5 million for the three months ended September 30, 2020 and 2019, respectively. Revenues recorded during the three months ended September 30, 2020 relate to sales of Rhopressa® and Rocklatan®. The year-over-year revenue increase is primarily attributable to higher volumes, partially offset by the impact of higher rebates largely driven by government sponsored programs, which contributed to a lower net sales per unit.
Cost of goods sold
Cost of goods sold was $5.4 million for the three months ended September 30, 2020, compared to $2.1 million in the prior year period. Our gross margin percentage was 73.2% and 88.9% for the three months ended September 30, 2020 and 2019, respectively. Our cost of goods sold and gross margin percentage for the three months ended September 30, 2020 were unfavorably impacted by idle capacity costs due to underutilization at the Athlone manufacturing plant due to the startup of the facility which increased the cost of goods sold by $3.8 million and lowered the gross margin percentage by 18.9%. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity. We received FDA approval to produce Rocklatan® and Rhopressa® in January 2020 and September 2020, respectively, at the Athlone plant for commercial distribution in the United States. Prior to this approval, costs incurred for commercial-related manufacturing activities for Rocklatan® at the Athlone plant were recorded to pre-approval commercial manufacturing expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $0.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to lower sales and marketing expenses as well as lower travel expenses as a result of COVID-19 related travel restrictions. This decrease was partially offset by higher employee related expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses decreased by $5.7 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Expenses were lower primarily due to the receipt of regulatory approval in January 2020 and September 2020 to produce Rocklatan® and Rhopressa®, respectively, at our Athlone manufacturing plant as the cost of Rocklatan® and Rhopressa® produced by the Athlone plant for commercial distribution following regulatory approval was capitalized as inventory or expensed to cost of goods sold. Further, expenses were lower due to regulatory approval for our additional Rocklatan® drug product contract manufacturer, which began to supply commercial product in the first quarter of 2020. The cost of commercial Rocklatan® produced by the additional contract manufacturer following regulatory approval was capitalized as inventory.
Research and development expenses
Research and development expenses decreased by $5.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease was primarily due to a decline of $2.6 million and $0.9 million in expenses associated with Rhopressa® and Rocklatan®, respectively, as noted below, as well as a decrease of $1.4 million related to the development of our retina programs and pipeline activities. In addition, travel expenses were lower as a result of COVID-19 related travel restrictions. The decrease was partially offset by an increase of $0.9 million in spend for the development of AR-15512 due to toxicity studies and start-up costs for our Phase 2b clinical trial.
Research and development expenses for Rhopressa® were $1.0 million for the three months ended September 30, 2020 and $3.6 million for three months ended September 30, 2019. Expenses for Rhopressa® decreased $2.6 million primarily due to a decrease in costs associated with the Phase 2 clinical trial conducted in Japan which was completed in January 2020. We expect to initiate a Rhopressa® Phase 3 clinical trial in Japan in the fourth quarter of 2020. Research and development expenses for Rocklatan® were $1.3 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively. Expenses for Rocklatan® decreased $0.9 million primarily due to lower costs related to the Mercury 3 registration trial in Europe. We currently expect to read out topline six-month efficacy data for Mercury 3 in early 2021.
Other (expense) income, net
Other (expense) income, net consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2020	2019
	(in thousands)
Interest income	$276	$476	$(200)
Interest expense	(6,717)	(6,604)	(113)
Other (expense) income	397	53	344
Other (expense) income, net	$(6,044)	$(6,075)	$31

Other (expense) income, net for the three months ended September 30, 2020 was consistent with other (expense) income, net for the three months ended September 30, 2019. Interest expense for the three months ended September 30, 2020 relates to interest expense under the Convertible Notes issued in September 2019, including the amortization of debt discounts and issuance costs incurred. Interest expense for the three months ended September 30, 2019 consists of interest expense related to the amortization of issuance costs and fees incurred on the credit facility, which was terminated in September 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table summarizes the results of our operations for the nine months ended September 30, 2020 and 2019:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE	% CHANGE
	2020	2019
	(in thousands, except percentages)
Product revenues, net	$58,455	$45,231	$13,224	29%
Total revenues, net	58,455	45,231	13,224	29%
Costs and expenses:
Cost of goods sold	18,799	3,149	15,650	*
Selling, general and administrative expenses	102,168	102,935	(767)	(1)%
Pre-approval commercial manufacturing	2,304	16,117	(13,813)	(86)%
Research and development expenses	55,281	60,584	(5,303)	(9)%
Total costs and expenses	178,552	182,785	(4,233)	(2)%
Loss from operations	(120,097)	(137,554)	17,457	(13)%
Other (expense) income, net	(16,900)	(7,053)	(9,847)	*
Loss before income taxes	$(136,997)	$(144,607)	$7,610	(5)%
*Percentage not meaningful
Product revenues, net
Product revenues, net were $58.5 million and $45.2 million for the nine months ended September 30, 2020 and 2019, respectively. Revenues recorded during the nine months ended September 30, 2020 relate to sales of Rhopressa® and Rocklatan®. The year-over-year revenue increase is primarily attributable to sales of Rocklatan®, which we launched in the United States in May 2019. This increase is partially offset by the impact of higher rebates largely driven by government sponsored programs, which contributed to a lower net sales per unit. Although there was a decline in total prescription volumes in April 2020, as seen within the entire pharmaceutical market according to IQVIA data primarily due to the impact of the COVID-19 pandemic, our sales volumes in the third quarter of 2020 were higher than the volumes during the first quarter of 2020 for both Rhopressa® and Rocklatan®.
Cost of goods sold
Cost of goods sold was $18.8 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively. Our gross margin percentage was 67.8% and 93.0% for the nine months ended September 30, 2020 and 2019, respectively. Our cost of goods sold and gross margin percentage for the nine months ended September 30, 2020 were unfavorably impacted by idle capacity costs due to underutilization at the Athlone manufacturing plant due to the startup of the facility and inventory write-offs, which increased the cost of goods sold by $12.4 million and $2.2 million, respectively, and lowered the gross margin percentage by 21.3% and 3.8%, respectively. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity. As described above, we received FDA approval to produce Rocklatan® and Rhopressa® at the Athlone plant for commercial distribution in the United States. Prior to this approval, costs incurred for commercial-related manufacturing activities for both products were recorded to pre-approval commercial manufacturing expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $0.8 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was primarily associated with a decrease in sales and marketing expenses, which included lower travel expenses as a result of COVID-19 related travel restrictions, as well as a decrease in stock-based compensation expense during the period. This decrease was partially offset by an increase of employee-related expenses during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses decreased by $13.8 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Expenses were lower primarily due to the receipt of regulatory approval in January 2020 and September 2020 to produce Rocklatan® and Rhopressa®, respectively, at our Athlone manufacturing plant as the cost of Rocklatan® and Rhopressa® produced by the Athlone plant for commercial distribution following regulatory approval was capitalized as inventory or expensed to cost of goods sold. Further, expenses were lower due to regulatory approval for our additional Rocklatan® drug product contract manufacturer, which began to supply commercial product in the first quarter of 2020, and our additional API and Rhopressa® drug product contract manufacturers, which began to supply commercial API and Rhopressa®, respectively, in the second quarter of 2019. The cost of commercial Rhopressa® and Rocklatan®, respectively, produced by these contract manufacturers following regulatory approval were capitalized as inventory.
Research and development expenses
Research and development expenses decreased by $5.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease is primarily related to a decline of $5.4 million and $0.9 million in expenses associated with Rhopressa® and Rocklatan®, respectively, as described below, as well as a decrease of $2.3 million related to the development of our retina program and pipeline activities. In addition, there was a decline in travel expenses as a result of COVID-19 related travel restrictions. Partially offsetting the decline was an increase of $4.4 million in spend for the development of AR-15512 due to toxicity studies and start-up costs for our Phase 2b clinical trial. There was also an increase in employee-related expenses.
Research and development expenses for Rhopressa® were $1.5 million for the nine months ended September 30, 2020 and totaled $6.9 million for nine months ended September 30, 2019. Expenses for Rhopressa® decreased by $5.4 million primarily due to a decrease in costs associated with the Phase 2 clinical trial conducted in Japan. We expect to initiate a Rhopressa® Phase 3 clinical trial in Japan in the fourth quarter of 2020. Research and development expenses for Rocklatan® totaled $4.8 million and $5.7 million for the nine months ended September 30, 2020 and 2019, respectively. Expenses for Rocklatan® decreased by $0.9 million primarily due to lower costs related to the Mercury 3 registration trial in Europe. We currently expect to read out topline six-month efficacy data for Mercury 3 in early 2021.
Other (expense) income, net
Other (expense) income, net consists of the following:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2020	2019
	(in thousands)
Interest income	$1,896	$1,828	$68
Interest expense	(19,605)	(8,961)	(10,644)
Other (expense) income	809	80	729
Other (expense) income, net	$(16,900)	$(7,053)	$(9,847)

The change in other (expense) income, net of $9.8 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily relates to interest expense under the Convertible Notes issued in September 2019, including the amortization of debt discounts and issuance costs incurred. The interest expense increased by $10.6 million during the nine months ended September 30, 2020 related to the amortization of debt discounts and issuance costs incurred on the Convertible Notes, which were issued in September 2019. This increase in interest expense was partially offset by costs in the prior year for the amortization of issuance costs and fees incurred on the credit facility.
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
Sources of Liquidity
Our product revenue, net amounted to $58.5 million for the nine months ended September 30, 2020, which relate to sales of Rhopressa® and Rocklatan®. Accounts receivable, net amounted to $46.8 million as of September 30, 2020.
As of September 30, 2020, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $218.4 million. In September 2019, we issued an aggregate principal amount of $316.25 million of Convertible Notes. See Note 10 to our condensed consolidated financial statements included in this report for additional information. Further, in October 2020, we entered into the Agreement with Santen. Under the terms of the Agreement, we will receive an upfront payment of $50.0 million within 30 days of execution. See Note 13 to our condensed consolidated financial statements included in this report for additional information. We believe that our cash, cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months. See “—Operating Capital Requirements.”
Cash Flows
The following table summarizes our sources and uses of cash:

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(87,052)	$(123,306)
Investing activities	74,154	(105,179)
Financing activities	(1,255)	274,369
Net change in cash and cash equivalents	$(14,153)	$45,884

Operating Activities
During the nine months ended September 30, 2020, net cash used in operating activities of $87.1 million related to a net loss of $137.0 million, adjusted for non-cash items of $55.3 million primarily related to stock-based compensation expense, amortization and accretion and depreciation, partially offset by a net cash outflow of $5.4 million related to changes in operating assets and liabilities. During the nine months September 30, 2019, net cash used in operating activities of $123.3 million related to a net loss of $144.5 million, adjusted for non-cash items of $43.6 million primarily related to stock-based compensation expense, amortization and accretion, depreciation, offset by a net cash outflow of $22.4 million related to changes in operating assets and liabilities.
Investing Activities
During the nine months ended September 30, 2020, our investing activities provided net cash of $74.2 million related to sales and maturities of available-for-sale investments of $160.8 million offset by purchases of available-for-sale investments of $84.1 million and purchases of property, plant and equipment of $2.5 million primarily related to the build-out of our manufacturing plant in Ireland. During the nine months ended September 30, 2019, our investing activities used net cash of approximately $105.2 million related to purchases of available-for-sale investments of $97.3 million and purchases of property, plant and equipment of $7.9 million primarily related to the build-out of our manufacturing plant in Ireland.
Financing Activities
During the nine months ended September 30, 2020, our financing activities used net cash of $1.3 million. The net cash used in financing activities of $1.3 million for nine months ended September 30, 2020 was primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock awards.

During the nine months ended September 30, 2019, our financing activities provided net cash of $274.4 million primarily related to the $308.3 million of net proceeds from the issuance of Convertible Notes, partially offset by the $32.9 million payment in premiums for the capped call options.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash, cash equivalents and investments totaled $218.4 million and $309.2 million as of September 30, 2020 and December 31, 2019, respectively. Given the short-term nature of our cash and cash equivalents and investments, we do not believe that a change in market interest rates would have a material impact on our financial condition or results of operations. We do not currently engage in any hedging activities against changes in interest rates.
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies but has a U.S. dollar functional currency. We do not currently have a foreign currency hedging program. To date and during the nine months ended September 30, 2020, foreign currency exposure and foreign currency financial instruments have not been material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(i) Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: November 6, 2020	/s/ RICHARD J. RUBINO
Richard J. Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)