Form 10-K
period 2020-12-31
AERIE PHARMACEUTICALS INC
filed 2021-02-26
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, based upon the closing price of $14.76 of the registrant’s common stock as reported on The NASDAQ Global Market, was $671,924,115.
As of February 19, 2021, the registrant had 46,917,133 shares of common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2020.

Unless otherwise indicated or the context requires, the terms “Aerie,” “Company,” “we,” “us” and “our” refer to Aerie Pharmaceuticals, Inc. and its subsidiaries. References to “products” mean products approved by the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities; references to “product candidates” mean products that are in development but not yet approved by the FDA or other regulatory authorities; references to “future product candidates” mean products that have not yet been developed.

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
•third-party payer coverage and reimbursement for our products and product candidates and any future product candidates, if approved;
•the glaucoma patient market size and the rate and degree of market adoption of our products and product candidates and any future product candidates, if approved, by eye-care professionals and patients;
•the timing, cost or other aspects of the commercial launch of our products and product candidates and any future product candidates, if approved;
•the success, timing and cost of our ongoing and anticipated preclinical studies and clinical trials for our product candidates and any future product candidates, including statements regarding the timing of initiation and completion of the studies and trials;
•our expectations regarding the effectiveness of our products, product candidates and any future product candidates and our expectations regarding the results of any clinical trials and preclinical studies;
•the timing of and our ability to request, obtain and maintain FDA or other regulatory authority approval of, or other action with respect to our products, product candidates and any future product candidates in the United States, Europe, Japan and elsewhere, including the expected timing of, and regulatory and/or other review of, filings for such products, product candidates and any future product candidates;
•our expectations related to the use of proceeds from our financing activities;
•our estimates regarding anticipated operating expenses and capital requirements and our needs for additional financing;
ii

•our plans to pursue development of additional product candidates and technologies in ophthalmology, including development of our products or product candidates for additional indications, and our preclinical retinal programs and other therapeutic opportunities;
•the potential advantages of our products, product candidates and any future product candidates;
•our ability to protect our proprietary technology and enforce our intellectual property rights; and
•our expectations regarding existing and future collaborations, licensing, acquisitions and strategic operations, including our ability to in-license or acquire additional ophthalmic products, product candidates or technologies.
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
In particular, FDA approval of Rhopressa® and Rocklatan® do not constitute FDA approval of our product candidates or any future product candidates in the United States, and there can be no assurance that we will receive FDA approval for our product candidates or any future product candidates. In addition, the European Commission (“EC”) grant of a Centralised Marketing Authorisation (“Centralised MA”) for Rhokiinsa® and Roclanda® do not constitute European Medicines Agency (“EMA”) approval of our product candidates or any future product candidates in Europe, and there can be no assurance that we will receive EMA approval for our product candidates or any future product candidates. FDA and EMA approval of Rhopressa® and Rocklatan® do not constitute regulatory approval of these products in jurisdictions outside of the United States or Europe and there is no assurance that we will receive regulatory approval for Rhopressa® and Rocklatan® in such jurisdictions. In addition, the clinical trials discussed in this report are preliminary and the outcome of such clinical trials may not be predictive of the outcome of later clinical trials. Any future clinical trial results may not demonstrate safety and efficacy sufficient to obtain regulatory approval related to the clinical trials findings discussed in this report, and we may suspend or discontinue research programs at any time for any reason.
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
Our strategy is to successfully commercialize our U.S. Food and Drug Administration (“FDA”) approved glaucoma franchise products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”) in the United States. Both Rhopressa® and Rocklatan® are being sold to national and regional U.S. pharmaceutical distributors, and patients have access to them through pharmacies across the United States. We have obtained formulary coverage for Rhopressa® and Rocklatan® for the majority of lives covered under commercial plans and Medicare Part D plans. Our commercial team responsible for sales of Rhopressa® and Rocklatan® is targeting eye-care professionals throughout the United States, and with the addition of a contract sales organization and a separate telesales team, we are able to reach over 16,000 eye-care professionals.
U.S. Commercial Products

Rhopressa® is a once-daily eye drop designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. Rhopressa® is taken in the evening and has shown in preclinical and clinical trials to be effective in reducing IOP, with a favorable safety profile.
The active ingredient in Rhopressa®, netarsudil, is an Aerie-owned Rho kinase (“ROCK”) inhibitor. Rhopressa® increases the outflow of aqueous humor through the trabecular meshwork (“TM”), which accounts for approximately 80% of fluid drainage from the healthy eye and is the diseased tissue responsible for elevated IOP in glaucoma. Using this mechanism of action (“MOA”), we believe that Rhopressa® represents the first of a new drug class for reducing IOP in patients with glaucoma in over 20 years.

Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, the most commonly prescribed drug for the treatment of patients with open-angle glaucoma. Rocklatan® is also taken in the evening, and similar to Rhopressa®, has shown in preclinical and clinical trials to be effective in reducing IOP, with a favorable safety profile.
Based on our clinical data, we believe that Rocklatan® has the potential to provide a greater IOP-reducing effect than any glaucoma medication currently marketed in the United States. We also believe that Rocklatan® competes with both prostaglandin analog (“PGA”) and non-PGA therapies and may over time become the product of choice for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite using currently available therapies.

Outside the United States
Our strategy also includes developing our business opportunities outside the United States, including successfully commercializing Rhopressa® and Rocklatan® in Europe and obtaining regulatory approval in Japan and other countries in Asia, and our globalization plan is well underway.
In Europe, Rhokiinsa® (marketed as Rhopressa® in the United States) was granted a Centralised Marketing Authorisation (“Centralised MA”) by the European Commission (“EC”) in November 2019. Further, Roclanda® (marketed as Rocklatan® in the United States) was granted a Centralised MA by the EC in January 2021, which followed the European Medicines Agency’s (“EMA”) Committee for Medicinal Products for Human Use (“CHMP”) adopting a positive opinion recommending approval of the Marketing Authorisation Application (“MAA”) for Roclanda® in November 2020.

We reported positive interim topline 90-day efficacy data in September 2020 for our Phase 3b clinical trial for Roclanda®, named Mercury 3, which we believe is important to the execution of our strategy in Europe. As a result of the positive Mercury 3 results and the Roclanda® approval in Europe, third parties have expressed interest in a potential commercialization partnership in and potentially beyond Europe. We are currently engaged in discussions with potential partners.
In Japan, we entered into a Collaboration and License Agreement (the “Santen Agreement”) with Santen Pharmaceuticals Co., Ltd. (“Santen”) in October 2020 to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and eight other countries in Asia. We initiated a Rhopressa® Phase 3 clinical trial in December 2020, the first of three expected Phase 3 clinical trials in Japan. Clinical trials for Rocklatan® have not yet begun.
Glaucoma Product Manufacturing
We have a sterile fill production facility in Athlone, Ireland, for the production of our FDA approved products and clinical supplies with the goal of having the Athlone manufacturing plant supply our ophthalmic products in all markets for which we received regulatory approval and are commercialized. The Athlone manufacturing plant began manufacturing commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. Shipments of commercial supply of Rocklatan® and Rhopressa® from the Athlone manufacturing plant to the United States commenced in the third quarter of 2020 and in the fourth quarter of 2020, respectively. The Athlone manufacturing plant has also manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan. As the Athlone manufacturing plant commenced operations in 2020, it has not yet reached full capacity. We expect that the Athlone manufacturing plant will have adequate capacity to produce Rhopressa® and Rocklatan® for the United States as well as the European and Japanese commercial markets. We expect that in 2021 the Athlone manufacturing plant will manufacture most of our needs for Rhopressa® and Rocklatan® in the United States. We may continue to use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States, but at reduced levels compared to before the Athlone manufacturing plant was operational.
Product Candidates and Pipeline
Our strategy also includes enhancing our longer-term commercial potential by identifying and advancing additional product candidates through our internal discovery efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional ophthalmic products, technologies or product candidates that complement our current product portfolio.
As discussed in “—Product Candidates and Pipeline Opportunities” below, AR-15512 is our product candidate for the treatment of dry eye disease, which we acquired from Avizorex Pharma S.L. (“Avizorex”) in late 2019, and for which we initiated a large Phase 2b clinical trial in October 2020. Furthermore, we are developing three sustained-release implants focused on retinal diseases, AR-1105, AR-13503 SR and AR-14034 SR. For AR-1105, we successfully completed a Phase 2 clinical trial for patients with macular edema due to retinal vein occlusion (“RVO”) in July 2020, which indicates sustained efficacy of up to six months, an important achievement in validating the potential capabilities of Aerie’s sustained release platform. With respect to future plans for AR-1105, we are currently evaluating next steps regarding advancement into a Phase 3 clinical trial along with commercialization prospects in both Europe and the United States. For AR-13503 SR, we initiated a first in-human clinical safety study in the third quarter of 2019 for the treatment of wet age-related macular degeneration (age-related macular degeneration, “AMD”) and diabetic macular edema (“DME”), which is currently ongoing. For preclinical AR-14034 SR, we anticipate filing an Investigational New Drug Application (“IND”) with the FDA in the second half of 2022 to evaluate its potential as a treatment for wet AMD and DME.
We discovered and developed the active ingredient in Rhopressa® and Rocklatan®, netarsudil, and AR-13503 internally through a rational drug design approach that coupled medicinal chemistry with high content screening of compounds in proprietary cell- based assays. We selected and formulated netarsudil for preclinical in vivo testing following a detailed characterization of over 3,000 synthesized ROCK inhibitors, a number that has since grown to approximately 4,000.
Intellectual Property Portfolio
We own the worldwide rights for Rhopressa® and Rocklatan®. We have patent protection for Rhopressa® and Rocklatan® in the United States and internationally through early 2034, and have filed for patent protection in the United States and internationally through 2037. In addition, through the acquisition of Avizorex, we are the exclusive licensee through 2031 of issued U.S. patents providing patent protection for pharmaceutical compositions comprising AR-15512 and methods of its use for ophthalmic uses. The Avizorex acquisition also enabled us to be the exclusive licensee of pending foreign counterparts to the issued U.S. patents regarding AR-15512. Should these foreign counterparts issue such patents, they will provide patent protection for pharmaceutical compositions in such jurisdictions comprising AR-15512 and methods of its use, including ophthalmic uses, through 2031. Furthermore, we have an issued U.S. patent covering our AR-1105 implant, which provides patent protection for AR-1105 in the United States through 2036, as well as pending foreign counterparts that upon issuance will provide patent protection internationally through 2036. We also have patent protection for AR-13503 in the United States and internationally, which extends to 2030, and have filed for patent protection in the United States and internationally through dates ranging from 2030 to 2037. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions, methods of use and synthetic methods.
Our Strategy
Our goal is to become a leader in the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, ocular surface diseases and retinal diseases. We believe Rhopressa® and Rocklatan® have the potential to address many of the unmet medical needs in the glaucoma market, AR-15512 in the ocular surface disease market, and clinical implants AR-1105 and AR-13503 SR and preclinical implant AR-14034 SR in the retinal disease market.
Key elements of our strategy are to:
•Successfully commercialize Rhopressa® and Rocklatan® in the United States.
Our sales organization, along with the addition of a contract sales organization and telesales team, is targeting approximately 16,000 of the highest prescribing eye-care professionals in the United States, and sales volumes have grown consistently since the launch of each product.
•Advance the development of Rhopressa® and Rocklatan® in jurisdictions outside the United States to regulatory approval and commercialize in Europe, Japan and other countries in Asia.
In Europe, we reported positive interim topline 90-day efficacy data for Mercury 3, which we deem to be an important determinant as we evaluate the commercialization and profitability potential of Rhokiinsa®, and particularly Roclanda®, in Europe. Roclanda® achieved non-inferiority to a fixed-dose combination in Europe (Ganfort®). As a result we have received interest from third parties interested in a potential collaboration partnership, with whom we are currently engaged, while we are simultaneously preparing on our own for pricing discussions in Germany.
We entered into the Santen Agreement in October 2020 to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and other countries in Asia. We initiated a Rhopressa® Phase 3 clinical trial in Japan in December 2020. For additional product and trial information see “—Our Products, Product Candidates and Pipeline” below.
•Supply all clinical and commercial ophthalmic products from the Athlone manufacturing plant for all markets in which we plan to commercialize, while maintaining our secondary suppliers.
We have a sterile fill production facility in Athlone, Ireland, for the production of our FDA approved products and clinical supplies with the goal of having the Athlone manufacturing plant supply our ophthalmic products in all markets for which we receive regulatory approval and are commercialized. For additional information see “—Manufacturing” below.
•Expand our product candidate portfolio and pipeline through internal discovery efforts, research collaboration arrangements and in-licensing or acquisitions of additional product candidates, products or technologies.
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
Through business development activities, we have acquired the clinical-stage dry eye product candidate AR-15512 from Avizorex, worldwide ophthalmic rights to a bio-erodible polymer technology from DSM and PRINT® implant manufacturing technology from Envisia. With respect to research collaborations, in connection with entering into the Santen Agreement and the positive topline Mercury 3 results, we have received interest from third parties for a potential collaboration for the clinical development and potential future commercialization of Rhopressa® and Rocklatan® in Europe and potentially elsewhere. We have commenced such discussions with various potential collaborators.

With respect to product candidates, we have commenced a U.S. Phase 2b clinical trial of AR-15512, our dry eye product candidate, we are evaluating the path to a Phase 3 clinical trial for sustained-release retinal implant AR-1105 in both the United States and Europe and our first-in-human clinical trial for sustained-release retinal implant AR-13503 SR is ongoing. With respect to AR-1105, in addition to pursuing next steps regarding clinical advancement, we are also evaluating commercialization prospects in both Europe and the United States. We are in the process of meeting with regulatory agencies in order to harmonize development plans across both Europe and the United States. We believe that the commercial prospects for AR-1105 in Europe are potentially greater than for the Aerie glaucoma franchise in Europe and as a result, we expect to ultimately commercialize this product candidate, if approved, on our own or with a partner. We are also working to advance our preclinical sustained-release retinal implant, AR-14034 SR, for which we anticipate filing an IND with the FDA in the second half of 2022.
•Continue to leverage and strengthen our intellectual property portfolio.
We believe we have a strong intellectual property position based upon issued patents and pending applications in the United States and internationally, including in Europe and Japan, relating to Rhopressa® and Rocklatan®. Moreover, patents for AR-1105 in the United States provides protection through 2036, and we continue to pursue patent protection for it internationally. If successful, AR-1105 is expected to have international patent protection to 2036. In addition, regarding AR-15512, the Avizorex acquisition has provided us with patent protection in the United States through 2031, and we are pursuing international patent protection that upon issuance is expected to provide patent protection through 2031. We also continue to pursue efforts to strengthen our intellectual property portfolio regarding AR-13503 in the United States and internationally. Our intellectual property portfolio contains U.S. and foreign patents and pending U.S. and foreign patent applications related to composition of matter, pharmaceutical compositions, methods of use and synthetic methods.
Status, Achievements and Regulatory Approvals
The following table summarizes each of our current products and product candidates, their MOA(s) and their status.

Region	Name and Mechanism	Key Dates	Status

Glaucoma Franchise
United States	(ROCK inhibitor)(1)	April 2018 Commercial Launch	Marketed Product
United States	(ROCK inhibitor and latanoprost, a PGA)(1)	May 2019 Commercial Launch	Marketed Product
Europe	Rhokiinsa® (ROCK inhibitor)(1)	November 2019	Centralised MA granted by the EC

Region	Name and Mechanism	Key Dates	Status
Europe	Roclanda® (ROCK inhibitor and latanoprost, a PGA)(1)	January 2021	Centralised MA granted by the EC
		November 2020	EMA’s CHMP adopted positive opinion recommending approval
		September 2020	Reported positive topline data from the Mercury 3 Phase 3 clinical trial, in which Roclanda® achieved non-inferiority to a fixed-dose combination in Europe (Ganfort®)
Japan and Other Asian Countries	Rhopressa® (ROCK inhibitor)(1)	October 2020	Executed the Santen Agreement for the development and commercialization of Rhopressa® and Rocklatan® in Japan and eight other Asian countries
Japan and Other Asian Countries	Rocklatan® (ROCK inhibitor and latanoprost, a PGA)(1)
Japan and Other Asian Countries	Rhopressa® (ROCK inhibitor)(1)	December 2020	Initiated the first Phase 3 clinical trial in Japan
April 2020
Held a meeting with the Japanese PMDA to discuss Phase 3 clinical trial designs in Japan, in which we expect to have three Phase 3 clinical trials, two of which will be 28-day trials and one of which will be a 12-month safety trial

Glaucoma Manufacturing
Athlone, Ireland Manufacturing Plant	Rhopressa® (ROCK inhibitor)(1)	Fourth quarter of 2020	Shipments of commercial supply from the Athlone manufacturing plant to the United States commenced
		Third quarter of 2020	Manufactured clinical supplies of Rhopressa® for the upcoming Phase 3 clinical trials in Japan
		September 2020	Received FDA approval for production for commercial distribution in the United States.
Athlone, Ireland Manufacturing Plant	Rocklatan® (ROCK inhibitor and latanoprost, a PGA)(1)	Third quarter of 2020	Shipments of commercial supply from the Athlone manufacturing plant to the United States commenced
		January 2020	Received FDA approval for production for commercial distribution in the United States

Product Candidates and Pipeline
United States	AR-15512 (TRPM8 agonist)(2)	Third quarter of 2021	Expected readout of COMET-1 topline results
		October 2020	Initiated Phase 2b clinical trial, named COMET-1
		September 2020	IND for AR-15512 eye drop for dry eye became effective

Region	Name and Mechanism	Key Dates	Status
United States	AR-1105 implant (dexamethasone steroid)(3)	July 2020	Completed and reported topline results for Phase 2 clinical trial in patients with macular edema due to RVO, indicating 6-month efficacy
United States	AR-13503 SR implant (ROCK and Protein kinase C inhibitor)(1)	Third quarter of 2019	First-in-human clinical safety study commenced
		April 2019	IND for AR-13503 SR became effective, allowing the initiation of human studies in the treatment of wet AMD and DME
United States	AR-14034 SR implant (pan-VEGF-R inhibitor)(1)	Second half of 2022	Anticipate filing of an IND for preclinical AR-14034 SR to potentially allow initiation of human studies in the treatment of wet AMD and DME
(1)Wholly-owned
(2)Wholly-owned; acquired from Avizorex
(3)Wholly-owned; acquired from Envisia
Our Products, Product Candidates and Pipeline
Rhopressa®
Rhopressa® is the first of a new class of glaucoma drug products that was discovered by our scientists. It was approved by the FDA in December 2017 for the reduction of elevated IOP in patients with open-angle glaucoma or ocular hypertension. It was also granted a Centralised MA by the EC in November 2019. Our key target markets outside the United States include Europe and Japan and other countries in Asia.
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
Rhopressa® is competing primarily in the adjunctive therapy market, which represents approximately one-half of the U.S. glaucoma prescription market, which in aggregate totaled approximately 36 million prescriptions and 55 million units in 2019 according to IQVIA. Healthcare professionals most frequently prescribe Rhopressa® as a concomitant therapy to prostaglandins or non-PGA medications when additional IOP reduction is desired. We believe Rhopressa® is primarily competing with other non-PGA products, due to its targeting of the diseased TM, its demonstrated ability to reduce IOP at consistent levels across tested baselines, its preferred once-daily dosing relative to other currently marketed non-PGA products, and its safety profile. Currently marketed therapies that are used adjunctively to PGAs are older generation products that are generally dosed between two and three times a day, have MOA(s) focused on reducing fluid production, often have lower efficacy levels and have systemic side effects. Rhopressa® provides eye-care professionals with a valuable alternative therapy to what has been historically available. We believe that Rhopressa® may also become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs and for patients who choose to avoid the cosmetic issues associated with PGA products. In November 2019, we released topline data from our Phase 4 Multi-center Open-label study (“MOST”) trial, which observed Rhopressa® efficacy in various real-world clinical settings, including as an adjunctive therapy and monotherapy. The results indicated positive IOP reduction in all settings along with a favorable tolerability profile.
Rhopressa® in the United States
We launched Rhopressa® in the United States in April 2018. It is being sold to national and regional U.S. pharmaceutical distributors, and patients have access to Rhopressa® through pharmacies across the United States. We have obtained formulary coverage for Rhopressa® for the majority of lives covered under commercial and Medicare Part D plans.

Rhopressa® Outside of the United States
In Europe, in November 2019, the EC granted a Centralised MA for Rhokiinsa®.
In support of a potential regulatory submission for Rhopressa® in Japan, we conducted a Phase 1 clinical trial, a successful pilot Phase 2 clinical study in the United States on Japanese and Japanese-American subjects, as well as a successful Phase 2 clinical trial conducted in Japan. In July 2019, we completed enrollment of a Phase 2 clinical trial in Japan and topline results were released in November 2019. These studies were designed in accordance with the requirements of the PMDA on Japanese patients in Japan to support subsequent Phase 3 registration trials have recently commenced in Japan. Topline results of the Phase 2 clinical trial indicated positive efficacy and tolerability results for the patient population. We held a meeting with the Japanese PMDA in April 2020 to discuss Phase 3 clinical trial designs for Rhopressa®, while continuing to prepare for the trials. We initiated the first Rhopressa® Phase 3 clinical trial in Japan in the fourth quarter of 2020. We expect to have three Phase 3 clinical trials, two of which will be 28-day trials and one of which will be a 12-month safety trial. Further, in October 2020, we entered into the Santen Agreement to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and eight other countries in Asia.
Rocklatan®
Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, the most commonly prescribed drug for the treatment of patients with open-angle glaucoma or ocular hypertension, and was approved by the FDA in March 2019. Based on our clinical data, we believe that Rocklatan® has the potential to provide a greater IOP-reducing effect than any glaucoma medication currently marketed in the United States. We also believe that Rocklatan® competes with both PGA and non-PGA therapies for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite using currently available therapies.
Rocklatan® in the United States
We launched Rocklatan® in the United States in May 2019. Rocklatan® is now being sold to national and regional U.S. pharmaceutical distributors, and patients have access to Rocklatan® through pharmacies across the United States. We have obtained formulary coverage for Rocklatan® for the majority of lives covered under commercial and Medicare Part D plans.
Rocklatan® Outside of the United States
In Europe, the clinical trials Mercury 1 and Mercury 2 represent the basis for European approval of Roclanda®. We also initiated a Phase 3b clinical registration trial for Roclanda®, named Mercury 3, in Europe during the third quarter of 2017. Mercury 3, a six-month efficacy and safety trial, is designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe consisting of bimatoprost (a PGA) and timolol (a beta blocker). In September 2020, we read out interim topline 90-day efficacy data for Mercury 3. The results indicated Roclanda® met the overall trial objective by demonstrating non-inferiority to Ganfort® across nine of nine timepoints over 90 days. Roclanda® also demonstrated consistent IOP reduction throughout the day, with the IOP reductions observed in Mercury 3 exceeding those from both Mercury 1 and Mercury 2. Mercury 3 was not required for regulatory approval; it was designed to gauge the commercialization prospects in Europe. We deemed the Mercury 3 results to be an important determinant as we evaluated the commercialization and profitability potential of Rhokiinsa®, and particularly Roclanda®, in Europe.
In December 2019, the MAA for Roclanda® was accepted for review by the EMA and in November 2020, we received a positive opinion from the CHMP for the MAA for Roclanda®. In January 2021, Roclanda® was granted a Centralised MA by the EC. Since Roclanda® is a fixed-dose combination product that includes Rhokiinsa®, the MAA submission for Roclanda® was predicated on the receipt of a Centralised MA for Rhokiinsa®, which the EC granted in November 2019. In Japan, clinical trials for Rocklatan® have not yet begun.
As a result of the positive Mercury 3 results, third parties have expressed interest in a commercialization partnership in Europe, while we are simultaneously preparing on our own for pricing discussions in Germany. Some third parties have stated potential interest in a commercialization partnership beyond just Europe and discussions are underway. According to IQVIA, it is estimated that the European glaucoma market for the five largest European national markets represented approximately $1 billion in sales with 105 million units in 2019, compared to approximately 55 million units in the United States. We would pursue manufacturing rights with any collaboration and source product from our manufacturing facility in Athlone, Ireland.

Product Candidates and Pipeline Opportunities
To complement our internal research through business development opportunities, we obtained the clinical-stage dry eye product candidate AVX-012 (now named AR-15512) through the acquisition of Avizorex in late 2019. Furthermore, we have also acquired worldwide ophthalmic rights to a bio-erodible polymer technology from DSM and PRINT® implant manufacturing technology, which is a proprietary technology capable of creating precisely-engineered sustained-release products utilizing fully-scalable manufacturing processes, from Envisia. Using these technologies, we have created a sustained-release ophthalmology platform and are currently developing three sustained-release implants focused on retinal diseases, AR-1105, AR-13503 SR and AR-14034 SR, and in the future we believe this technology may be useful as we explore additional sustained-release applications.
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
AR-1105 Implant (dexamethasone steroid)
In October 2017, we acquired the rights to use PRINT® technology in ophthalmology and certain other assets from Envisia. In addition, we acquired Envisia’s intellectual property rights relating to a preclinical dexamethasone steroid implant using a biodegradable polymer-based drug delivery system that is comprised of a blend of different polymers and PRINT® technology for the potential treatment of macular edema due to RVO and diabetic retinopathy (“DR”), which we refer to as AR-1105. We submitted the IND for AR-1105 in December 2018 and the IND became effective in January 2019. We initiated a Phase 2 clinical trial of AR-1105 in patients with macular edema due to RVO during March 2019 and completed enrollment in October 2019. In July 2020, we reported topline results of the Phase 2 clinical trial for AR-1105 indicating sustained efficacy of up to six months, an important achievement in validating the potential capabilities of Aerie’s sustained release platform.
With respect to future plans for AR-1105, we are currently evaluating next steps regarding advancement towards Phase 3 clinical trials along with commercialization prospects in both Europe and the United States. We are in the process of meeting with regulatory agencies in order to harmonize development plans across both Europe and the United States. According to IQVIA, the market for retinal diseases therapeutics totaled nearly $7 billion in the United States and $4 billion in Europe in 2019, yet the injectable steroid market component is in fact currently higher in Europe than in the United States. We believe AR-1105, with the six-month sustained release efficacy profile demonstrated in the Phase 2 data, may be able to further expand the injectable steroid market in both the United States and Europe. The closest competitive product currently generates approximately $100 million in annual net sales in the United States and $300 million in Europe and generally in practice is injected once every two to three months. We believe that the commercial prospects for AR-1105 in Europe are potentially greater than for the Aerie glaucoma franchise in Europe and as a result we expect to ultimately commercialize this product candidate, if approved, on our own or with a partner.
AR-13503 SR Implant (ROCK and Protein kinase inhibitor)
Our owned small molecule, AR-13503, is a ROCK and Protein kinase C inhibitor and is the active ingredient in our AR-13503 sustained-release implant. AR-13503 SR has potential for the treatment of DME, wet AMD and other diseases of the retina. AR-13503, which has the active metabolite of Rhopressa®, has been shown to reduce lesion size in an in vivo preclinical model of wet AMD at levels similar to the current market-leading wet AMD anti-VEGF product. Since AR-13503 is a small molecule with a short half-life when injected into the back of the eye, and the aforementioned diseases are located in the back of the eye, a delivery mechanism was needed to deliver the molecule to the back of the eye for a sustained delivery period. Using our licensed technology from DSM, AR-13503 has been combined with a polyesteramide polymer to produce an injectable, thin fiber implant that is minute in size. Preclinical experiments with the AR-13503 SR implant have demonstrated linear, sustained elution rates over several months and achievement of target retinal drug concentrations.

When used in combination preclinically with the market-leading anti-VEGF product, AR-13503 produced greater lesion size reduction than the anti-VEGF product alone in a model of proliferative DR. Pending additional studies, AR-13503 may have the potential to provide an entirely new mechanism and pathway to treat DME, wet AMD and related diseases of the retina, potentially as an adjunctive therapy to current anti-VEGF therapies. The IND for AR-13503 SR became effective in April 2019, allowing us to initiate human studies in the treatment of wet AMD and DME. We initiated a first-in-human clinical safety study for AR-13503 SR in the third quarter of 2019, which is currently ongoing.
AR-14034 SR Implant (pan-VEGF receptor inhibitor)
The active ingredient in our preclinical AR-14034 sustained-release implant is axitinib, a small molecule kinase inhibitor of VEGF receptors. Axitinib is currently approved by the FDA in the United States for the treatment of renal cell carcinoma. AR-14034 SR may have the potential to treat wet AMD, DME and other diseases of the retina. Unlike the anti-VEGF products currently approved for wet AMD and DME that inhibit only one or two of the four known VEGFs, studies have shown axitinib inhibits signaling from all four VEGFs by inhibiting all known VEGF receptors. Based on preclinical data, axitinib has been shown to inhibit choroidal neovascularization and to reduce vessel leakage in preclinical models of wet AMD and DME. Axitinib has been formulated with a proprietary blend of polymers to produce an injectable, bioerodible implant that, based on preclinical data, has the potential to sustain effective retinal drug concentrations for up to 12 months following a single intravitreal injection in patients.
Pending additional studies, AR-14034 SR may have the potential to provide a once per-year injection to treat DME, wet AMD and related diseases of the retina, which has the potential to greatly reduce the treatment burden for patients and their physicians. We anticipate filing the IND for AR-14034 SR with the FDA in the second half of 2022, which if accepted, would allow us to initiate human studies in the treatment of wet AMD and DME.
Other Pipeline Opportunities
We continue to leverage the use of the PRINT® technology platform to evaluate the sustained-release of additional small molecule therapies for other ophthalmic indications. We commenced operation of our current Good Manufacturing Practices (“cGMP”)-validated manufacturing facility for production of ophthalmic implants using PRINT® technology in our Durham, North Carolina, facility in October 2018.
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
Glaucoma Overview
Glaucoma Market Overview
Glaucoma is one of the largest segments in the global ophthalmic market. In 2019, branded and generic glaucoma product sales were approximately $5.0 billion in the United States, the top five national markets in Europe and Japan in aggregate, according to IQVIA. Prescription volume in 2019 for glaucoma products in the United States alone was 36 million, representing 55 million bottles, and is expected to grow, driven in large part by the aging population.

The PGA and non-PGA market segments each represent approximately one-half of the prescription volume in the United States glaucoma market, as shown in the following chart, which is based on IQVIA data.

2019 U.S. Glaucoma Market

- ~$3B Market, 36M TRx, **55M bottles**
- 55% of unit volume first-line (PGAs)
- 45% of unit volume 2-3X/Day Adjuncts

Rhopressa, 1%
Lumigan, 6%
CAIs, 7%
Travatan Z, 4%
AA, 10%
Fixed Combo, 14%
Latanoprost, 43%
BB, 13%
Other PGA, 1%

Graph Source: IQVIA 2019
CAI: Carbonic Anhydrase Inhibitor
AA: Alpha Agonist
BB: Beta Blocker

Estimated Glaucoma Market TRx Mix

Other Government, 11%
Medicare Part D & Medicaid, 59%
Commercial & Cash, 30%

According to the National Eye Institute, it is estimated that over 2.7 million people in the United States suffer from glaucoma, a number that is expected to reach approximately 4.3 million by 2030. Furthermore, The Eye Diseases Prevalence Research Group has estimated that only half of the U.S. glaucoma sufferers know that they have the disease. Glaucoma is a progressive and highly individualized disease, in which elevated levels of IOP are associated with damage to the optic nerve, resulting in irreversible vision loss and potentially blindness. Patients may suffer the adverse effects of glaucoma across a wide range of IOP levels. There are multiple factors that can contribute to an individual developing glaucoma, including, but not limited to, age, family history and ethnicity. Glaucoma is treated by the reduction of IOP, which has been shown to slow the progression of vision loss. In a healthy eye, fluid is continuously produced and drained in order to maintain pressure equilibrium and provide nutrients to the eye tissue. The FDA recognizes sustained reduction of IOP as the primary clinical endpoint for the approval of drugs to treat patients with glaucoma or ocular hypertension. The primary drainage mechanism of the eye is the TM, which accounts for approximately 80% of fluid drainage in a healthy eye, while the secondary drainage mechanism, the uveoscleral pathway, is responsible for the remaining drainage. In glaucoma patients, damage to the TM results in insufficient drainage of fluid from the eye, which causes increased IOP and damage to the optic nerve.
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
We believe there are significant unmet needs in the glaucoma market as is evident by the degree of use of multiple therapies to treat patients with the disease and understand that eye-care professionals are eager for new therapy choices, as we have seen with the launch-to-date volume growth in the United States for both Rhopressa® and Rocklatan®. PGAs have side effects, contraindications and reduced efficacy in patients with low to moderately elevated IOPs relative to patients with higher IOPs. Other currently marketed non-PGAs are less efficacious than PGAs, have more serious and a greater number of side effects and contraindications, and require multiple daily doses. As a result, we believe there is a significant unmet need in both the PGA and non-PGA market segments, each of which represents approximately one-half of the U.S. and European glaucoma market based on prescription volumes, according to IQVIA. Despite the limitations of existing glaucoma drugs, Xalatan® (latanoprost), the best-selling PGA, together with Xalacom®, its fixed-dose combination with a beta blocker, which is not available in the United States, generated peak annual global revenues of approximately $1.7 billion prior to the introduction of their generic equivalents, and the most commonly prescribed non-PGA drugs each generated peak annual global revenues of over $400 million prior to the introduction of their generic equivalents. Rhopressa® is the first of a new class of glaucoma drug products and may be prescribed by eye-care professionals as a preferred adjunctive therapy for patients taking PGAs, due to its IOP-reducing ability, more convenient dosing and better tolerability profile compared to other currently marketed non-PGA adjunctive products. Based on our clinical data, we believe that Rocklatan®, a fixed-dose combination of Rhopressa® and latanoprost, has the potential to provide a greater IOP-reducing effect than any glaucoma medication currently marketed in the United States. We also believe that Rocklatan® competes with both PGA and non-PGA therapies for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite use of currently available therapies.
Glaucoma Medical Overview
Glaucoma is generally characterized by relatively high IOP as a result of impaired drainage of fluid, known as aqueous humor, from the eye. The FDA recognizes sustained reduction of IOP, measured in terms of millimeters of mercury (“mmHg”), as the primary clinical endpoint for regulatory approval, making clinical trials for this indication relatively straight-forward due to easily measured objective parameters.
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
Studies of the disease have demonstrated that reducing IOP in patients with glaucoma can help slow or halt further damage to the optic nerve and help preserve vision. Once diagnosed, glaucoma requires life-long treatment to maintain IOP at lower levels based on the individual patient’s risk of disease progression. Ophthalmologists will routinely determine a target IOP, which represents the desired IOP level to achieve with glaucoma therapy for an individual patient. Further IOP reduction may be required to prevent additional damage to the optic nerve and further vision loss should the disease progress despite achieving the initial target IOP. This may require reducing IOP until it is in the so-called “low normal range” of 12 mmHg to 14 mmHg to protect the optic nerve from further damage.
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
The ciliary body in the eye is the tissue that produces aqueous humor, the production of which is commonly referred to as fluid inflow. The fluid leaves the eye primarily through the TM, the process of which is commonly referred to as fluid outflow. The healthy eye maintains a state of IOP homeostasis through a constant physiological process of aqueous humor production and drainage. The deteriorating function of the TM in glaucoma leads to increased resistance to fluid outflow and higher IOP. There is also a secondary drain for the fluid in the eye known as the uveoscleral pathway, which is typically responsible for approximately 20% of fluid drainage in a healthy eye.
In addition to aqueous humor production and drainage through the TM and uveoscleral pathway, episcleral venous pressure (“EVP”) plays a significant role in the regulation of IOP. EVP represents the pressure of the blood in the episcleral veins of the eye which are the site of drainage of eye fluid into the bloodstream. Historical studies have shown that EVP accounts for approximately 8 mmHg to 10 mmHg of IOP, or approximately one-half of IOP in patients with pressures near the normotensive level of 21 mmHg, and approximately one-third of IOP in patients with pressures of 24 mmHg to 30 mmHg. When EVP is reduced, aqueous humor is able to flow more freely from the eye.
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

Ocular Surface Diseases Overview
Dry eye is a multifactorial, symptomatic disorder of the ocular surface and tear film. Dry eye has been associated with either decreased tear production, increased tear evaporation, or a combination of both. Symptoms of dry eye include ocular discomfort, dryness, and visual disturbance. Dry eye has been shown to contribute to difficulties with everyday activities, including reading, using a computer and driving. Artificial tears are the most common initial treatment for dry eye disease, but artificial tears often fail to adequately address the signs and symptoms of dry eye.
The U.S. dry eye disease market was approximately $1.6 billion in 2019, according to third-party sources and internal estimates. It is estimated that there are approximately 30 million dry eye sufferers in the United States with approximately 10 percent currently being treated. Currently marketed prescription products often lack efficacy and also have a significant number of treatment burdens, including significant instillation site discomfort, delayed onset of efficacy up to twelve weeks, taste altering effects, and hence relatively low persistence rates. We believe that the dry eye space remains a very large and underserved market. These unmet needs generated our interest in proceeding with the acquisition of Avizorex, a Spanish ophthalmic pharmaceutical company developing therapeutics for the treatment of dry eye disease. AR-15512 has a novel MOA whereby corneal TRPM8 receptors are modulated, improving signs of dry eye by stimulating basal tear production, and symptoms of dry eye by providing a cooling sensation upon instillation.
Retinal Diseases Overview
The U.S. market for wet AMD, DR and RVO was approximately $6.8 billion in 2019, according to IQVIA. AMD is the leading cause of irreversible vision loss in individuals over 50 years of age in developed countries. Clinically, it manifests in two forms: wet AMD and dry AMD. Wet AMD is responsible for a rapid and substantial vision decline characterized by abnormal growth and leakage of blood vessels that breaks through the Bruch’s membrane into the subretinal pigment epithelium space and/or the subretinal space, leading to exudation, hemorrhage, retinal edema, pigment epithelial detachment and fibrous scarring.
DR is the leading cause of vision loss among working age individuals in developed countries and DME is a common cause of vision loss associated with DR. DME occurs due to retinal microvasculature damage, increase in vascular permeability and loss of blood-retinal barrier leading to interstitial fluid accumulation in the retina, particularly in the region of the macula.
RVO is the second-most common sight-threatening vascular disorder of the retina after DR. Current estimates put global prevalence at approximately 16 million people affected with the disease in one or both eyes and approximately 520 new cases per million are reported each year.
In wet AMD, DME and RVO, vascular permeability, angiogenesis and inflammation play an important role and VEGF has shown to be a key mediator that has been found to be upregulated. Currently, the standard of care for treating these diseases is intravitreal (“IVT”) injection of VEGF inhibitors (“anti-VEGF”). In addition, an alternative therapeutic approach for DME and RVO is IVT injection of corticosteroids.
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
Our drug-eluting implants for retinal disease have the potential to address these unmet needs. AR-1105 has the potential to provide a longer duration therapy for patients with DME or RVO. AR-1105 is designed to be injected once every six months, whereas the currently available dexamethasone implant, OZURDEX®, typically requires injections approximately once every three months. As a longer duration dexamethasone implant, AR-1105 has the potential to provide the benefit of reducing the treatment burden on patients while treating the inflammatory components of macular edema that are not addressed by inhibition of VEGF. Additionally, since AR-1105 delivers a smaller dose of dexamethasone, there exists the potential for reduced corticosteroid-related adverse events such as cataract formation and increased IOP.
The AR-13503 SR implant potentially addresses the need for new therapies that act differently from the anti-VEGF and corticosteroid products. As an inhibitor of the kinases ROCK and protein kinase c, AR-13503 has the potential to provide an entirely new mechanism and pathway to treat DME, wet AMD and related diseases of the retina, potentially as an adjunctive therapy in patients who do not respond adequately to anti-VEGF monotherapy. Since the AR-13503 SR implant is designed to be injected once every six months, it also has the potential to reduce treatment burden on patients, especially those who may require multiple therapies to adequately treat their disease.
The AR-14034 SR implant potentially addresses the need to reduce the injection frequency of anti-VEGF therapies. The AR-14034 SR implant is designed to reduce the treatment burden on patients and physicians by providing a once per-year anti-VEGF injection. The active ingredient, axitinib, has been shown to provide a blockade of all VEGF signaling pathways, which has the potential to provide greater efficacy than current products that block only one or two of the four VEGFs related to retinal disease.
Competition
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our experience and scientific knowledge provide us with competitive advantages, we face competition from established branded and generic pharmaceutical companies, for example, Bausch Health Companies Inc., Novartis International AG, AbbVie Inc., Santen Pharmaceutical Co., Ltd. and smaller biotechnology and pharmaceutical companies as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products or technologies to treat glaucoma or other diseases of the eye. Products that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of Rhopressa® and Rocklatan®, are likely to be efficacy and their respective MOA(s), safety, convenience, price, tolerability and the availability of reimbursement from government and other third-party payers. In addition, our segment of the industry is highly competitive and is currently dominated by generic drugs, such as latanoprost and timolol, in the case of glaucoma treatment, and additional products are expected to become available on a generic basis over the coming years. Our ability to compete may be affected because in many cases insurers or other third-party payers encourage the use of generic products. Further, surgical advances, including devices and implants designed to reduce IOP, may have a longer-term effect on the glaucoma eye drop market. We currently expect to compete directly against companies producing existing and future glaucoma treatment products. The most commonly approved classes of eye drops to reduce IOP in glaucoma are discussed below:
PGA Drug Class

•Prostaglandin Analogues (“PGAs”). Most PGAs are once-daily dosed eye drops generally prescribed as the initial drug to reduce IOP by increasing fluid outflow through the eye’s secondary drain. PGAs represent approximately one-half of the U.S. and European prescription volume for the treatment of glaucoma.
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
Non-PGA Drug Class

•Beta Blockers. Beta blockers, most commonly prescribed as drugs to treat hypertension, are also prescribed for glaucoma. With their MOA designed to inhibit aqueous production, are one of the oldest approved drugs for the reduction of IOP. The most commonly used drug in this class is timolol. Beta blockers are less effective than PGAs in terms of IOP reduction and are typically used twice daily. Beta blockers are the most commonly used non-PGA drug. They are used as an initially prescribed monotherapy and as an adjunctive therapy to PGAs when the efficacy of PGAs is insufficient. Beta blocker eye drops have contraindications in their label as a result of potential systemic exposures from the topical application of the eye drops, potentially leading to cardio-pulmonary events such as bronchospasm, arrhythmia and heart failure.
•Topical Carbonic Anhydrase Inhibitors. Carbonic anhydrase inhibitors, with their MOA designed to inhibit aqueous production, are less effective than PGAs and are required to be dosed three times daily in order to obtain the desired IOP reduction. In published clinical studies of carbonic anhydrase inhibitors, the most frequently reported adverse events reported were blurred vision and bitter, sour or unusual taste. Carbonic anhydrase inhibitors are sulfonamides and, as such, systemic exposure increases risk of adverse responses such as Stevens Johnson syndrome and blood dyscrasias.

•Alpha Agonists. Alpha agonists, with their MOA designed to inhibit aqueous production plus their effect on uveoscleral outflow, are less effective than PGAs and need to be dosed three times daily in order to obtain the desired IOP reduction. In clinical studies, the most frequently reported adverse reactions that occurred in individuals receiving brimonidine ophthalmic solution, a commonly prescribed alpha agonist, included allergic conjunctivitis, conjunctival hyperemia, eye pruritus, burning sensation, conjunctival folliculosis, hypertension, ocular allergic reaction, oral dryness and visual disturbance.
Despite their modest efficacy, safety and tolerability profiles, the requirement for two to three doses per day, and the fact that they do not target the diseased tissue in glaucoma, beta blocker, carbonic anhydrase inhibitor and alpha agonist products account for up to one-half of the total prescription volume for the treatment of glaucoma based on historical prescription patterns, with beta blocker timolol being the most widely prescribed non-PGA drug. This is driven by the PGA products not being sufficiently effective as monotherapy for up to half of all glaucoma patients. Fixed-dose combination glaucoma products are also currently marketed in the United States, including Cosopt®, the combination of a beta blocker with a carbonic anhydrase inhibitor, and Combigan®, the combination of a beta blocker with an alpha agonist. There are no fixed-dose combinations of PGAs with other glaucoma drugs currently available in the United States.
New eye drops for the treatment of glaucoma continue to be developed by our competitors. The following table outlines publicly disclosed development programs for the treatment of glaucoma of which we are aware:

New MOA(s)
Brand	MOA / Dosing	Status
Rhopressa®	ROCK inhibitor (qd)	United States: Marketed; launched in April 2018 Europe: Centralised MA granted in November 2019 Japan: Phase 3
Rocklatan®	ROCK inhibitor + PGA (qd)	United States: Marketed; launched in May 2019 Europe: Centralised MA granted in January 2021

New PGAs(1)
Brand	MOA / Dosing	Status
Vyzulta® (Bausch)	NO donating latanoprost (qd)	United States: Marketed
XelprosTM (Sun)	Latanoprost, without BAK (qd)	United States: Marketed
DE-117 (Santen)	EP2 agonist (qd)	United States: Phase 3 Japan: launched in November 2018
DE-126 (Santen)	FP/EP3 agonist (qd)	United States and Japan: Phase 2b
NCX-470 (Nicox)	NO donating bimatoprost (qd)	United States: Phase 3
(1)Not usable as add-on therapy to current PGAs.
Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Early-stage companies are also developing treatments for open-angle glaucoma, ocular surface diseases and retinal diseases and may prove to be significant competitors. We expect that our competitors will continue to develop new treatments for open-angle glaucoma, ocular surface diseases and retinal diseases, which may include eye drops, oral treatments, surgical procedures, implantable devices or laser treatments. Alternative treatments beyond eye drops continue to develop.

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
Sales and Marketing
We have commercialized Rhopressa® and Rocklatan® in the United States with our own focused, specialized sales force. Our commercial team responsible for the sales of Rhopressa® and Rocklatan® includes approximately 100 sales representatives targeting eye-care professionals throughout the United States, and with the addition of a contract sales organization and a separate telesales team, we are able to reach over 16,000 eye-care professionals.
We have obtained formulary coverage for the majority of lives covered for our glaucoma products under commercial plans and Medicare Part D plans. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
Outside of the United States we may enter into a collaboration agreement to commercialize Rhokiinsa® and Roclanda® in Europe. We are currently engaged in discussions with potential partners for Europe and potentially other geographies with various potential partners, while we are simultaneously preparing on our own for pricing discussions in Germany. In October 2020, we entered into the Santen Agreement to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and eight other countries in Asia.
Major Customers
For the year ended December 31, 2020, a significant percentage of our sales of Rhopressa® were to three large wholesale drug distributors. Sales to McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation accounted for 37.4%, 32.4% and 28.8% of total revenues, respectively, for the year then ended.
Manufacturing
We currently rely on our manufacturing plant in Athlone, Ireland, and our current contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® and currently rely on our third-party manufacturers to produce the API. We may rely on a combination of internal manufacturing and third-party manufacturers for our product candidates and future product candidates.
The commercial production of the final drug product is supported by a combination of internal and outsourced manufacturing. In the second quarter of 2019, we completed the build-out of our own manufacturing plant in Athlone, Ireland, for commercial production of Rocklatan® and Rhopressa®. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone manufacturing plant for commercial distribution in the United States. This approval follows a successful pre-approval inspection of the plant and FDA review of the Prior Approval Supplement (“PAS”), which added the Athlone manufacturing plant as a drug product manufacturer for Rocklatan®. The manufacturing plant began production of commercial supplies of Rocklatan® during the first quarter of 2020. Shipments of commercial supply of Rocklatan® from the Athlone manufacturing plant to the United States commenced in the third quarter of 2020. We filed a PAS with the FDA in the second quarter of 2020 and received FDA approval to produce Rhopressa® at the Athlone manufacturing plant in September 2020. The Athlone manufacturing plant commenced shipping commercial supply of Rhopressa® to the United States during the fourth quarter of 2020 and has also manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan. We also expect the Athlone manufacturing plant will have adequate capacity to produce Rhopressa® and Rocklatan® for the United States as well as both the European and Japanese commercial markets. We may continue to use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States, but at reduced levels compared to before the Athlone manufacturing plant was operational.

In addition to our current contract manufacturers, we have also obtained FDA approval for an additional Rhopressa® drug product contract manufacturer in the first quarter of 2019, which began to supply commercial product in the second quarter of 2019. Further, we have obtained FDA approval for an additional API contract manufacturer, which began to supply commercial API in the second quarter of 2019. We have also received FDA approval of an additional Rocklatan® drug product contract manufacturer in January 2020, which began to supply commercial product in the first quarter of 2020. Latanoprost, used in the manufacture of Rocklatan®, is available in commercial quantities from multiple reputable third-party manufacturers. We expect that in 2021 the Athlone manufacturing plant will manufacture most of our needs for Rhopressa® and Rocklatan® in the United States.
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
Intellectual Property
We own the worldwide rights to all indications for Rhopressa® and Rocklatan®. We have obtained patent protection for Rhopressa® and Rocklatan® (patent protection for Rocklatan® includes patent protection we have secured for Rhopressa®), in the United States and foreign jurisdictions, including in, but not limited to, Europe and Asia, and will seek and are seeking patent protection in additional foreign jurisdictions from time to time as we deem appropriate. We intend to maintain and defend our patent rights to protect our technology, inventions, processes and improvements that are commercially important to the development of our business. Our commercial success depends on the viability of our existing, future developed or future acquired intellectual property to be useful to provide protection to our products and also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, see “Risk Factors—Risks Related to Intellectual Property.”
Our intellectual property portfolio consists of patents and pending patent applications related to the compositions of matter, pharmaceutical compositions, methods of use and synthetic methods. We have patent protection for Rhopressa® and Rocklatan® in the United States through early 2034. Additionally, we hold patents for composition of matter, pharmaceutical compositions and method of use in certain foreign jurisdictions for Rhopressa® and Rocklatan® through 2034 and have filed for patent protection in the United States and internationally through 2037.
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

The following table summarizes the status of our patent portfolio as of December 31, 2020 setting forth the number of existing issued patents and pending patent applications, as well as their respective estimated expiration date ranges:

Country	Number of Issued Patents	Number of Pending Patents	Estimated Expiration Date Range
United States	43	24	2026 - 2039
Australia	13	10	2026 - 2039
Brazil	0	5	2036 - 2038
Canada	4	12	2026 - 2039
China	0	9	2034 - 2038
Europe	61(1)	14	2026 - 2039(1)
Hong Kong	1	11	2030 - 2039
India	0	5	2035 - 2038
Japan	5	18	2026 - 2039
Mexico	0	5	2026 - 2038
Patent Cooperation Treaty	0	9	2020 - 2022
Singapore	0	4	2036 - 2038
South Korea	0	7	2035 - 2038
Israel	0	1	2039
(1) Includes patent protection in Belgium (3 issued patents), France (10 issued patents), Germany (10 issued patents), Great Britain (10 issued patents), Ireland (1 issued patent), Italy (10 issued patents), Netherlands (3 issued patents), Spain (11 issued patents) and Switzerland (3 issued patents).
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
These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, post-approval monitoring, advertising, promotion, sampling and import and export of our products. Our drugs must be approved by the FDA through the New Drug Application (“NDA”) process before they may be legally marketed in the United States. See “—The NDA Approval Process” below.

The process required by the FDA before drugs may be marketed in the United States generally involves the following:
•completion of non-clinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices or other applicable regulations;
•submission of an IND, which allows clinical trials to begin unless the FDA objects within 30 days;
•adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses conducted in accordance with FDA regulations, Good Clinical Practices (“GCP”), which are international ethical and scientific quality standards meant to assure the rights, safety and well-being of trial participants are protected and to define the roles of clinical trial sponsors, investigators, administrators, and monitors;
•pre-approval inspection of manufacturing facilities and clinical trial sites; and
•FDA approval of an NDA, which must occur before a drug can be marketed or sold.
IND and Clinical Trials
Prior to commencing the first clinical trial, drug developers must submit an initial IND to the FDA, which contains the results of preclinical tests along with other information, such as information about product chemistry, manufacturing and controls and a proposed protocol. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA raises concerns or questions about the conduct of the clinical trial within the 30-day time period. In such a case, the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. The sponsor must make a separate submission to the existing IND for each successive clinical trial to be conducted during product development. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. Each trial subject must also provide informed consent. Regulatory authorities, including the FDA, an IRB, a data safety monitoring board or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk or that the clinical trial is not being conducted in accordance with FDA requirements.
For purposes of NDA approval, human clinical trials are typically conducted in sequential phases that may overlap:
•Phase 1—the drug is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. These trials may also provide early evidence of effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.
•Phase 2—trials are conducted in a limited number of patients in the target population to identify possible adverse effects and safety risks, to evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 registration trials.
•Phase 3—when Phase 2 evaluations demonstrate that a dosage range of the product appears effective and has an acceptable safety profile, and provide sufficient information for the design of Phase 3 registration trials, Phase 3 registration trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product labeling and approval by the FDA. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug.
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
The NDA Approval Process
In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (currently exceeding $2.8 million for fiscal year 2021) unless a waiver or exemption applies. The application must include all relevant data available from pertinent non-clinical, preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.
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
Advertising and Distribution
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
Manufacturing
In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. We currently rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such product or may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, the applicant under an approved NDA is subject to an annual program fee, currently exceeding $330,000 per prescription drug product for fiscal year 2021.
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
Numerous U.S. federal and state laws, including state security breach notification laws, state health information privacy laws and U.S. federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information, are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, which imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” such as independent contractors or agents of covered entities that receive or obtain protected health information with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates. In addition, HITECH also gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing these actions. As a result of HIPAA, we could be subject to criminal penalties if we obtain and/or disclose individually identifiable health information from a HIPAA-covered entity, including healthcare providers, in a manner that is not authorized or permitted by HIPAA. In addition, many U.S. states and foreign governments have enacted comparable laws addressing the privacy and security of health information, such as the General Data Protection Regulation (the “GDPR”) enacted by the European Union, some of which are more stringent than HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to disrupt our operations, including recently enacted laws in a majority of states requiring security breach notification. If there are any violations of these laws, we could face significant administrative and monetary sanctions as well as reputational damage, which may have a material adverse effect on our business.
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
Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D beneficiaries have a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare does not cover their prescription drug costs, known as the coverage gap. However, beginning in 2019, Medicare Part D beneficiaries pay 25% of brand drug costs after they reach the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap. The cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of a drug approved under an NDA is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare beneficiaries in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D.
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
Branded Pharmaceutical Fee
A branded pharmaceutical fee is imposed on manufacturers and importers of branded prescription drugs, generally drugs approved under NDAs. In each year between 2011 and 2018, the aggregate fee for all such manufacturers ranged from $2.5 billion to $4.1 billion, and has remained at $2.8 billion in 2019 and subsequent years. This annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to or utilization by certain U.S. government programs during the preceding calendar year. The fee is not deductible for U.S. federal income tax purposes. Utilization of generic drugs, generally drugs approved under ANDAs, is not included in a manufacturer’s sales used to calculate its portion of the fee.
Patient Protection and Affordable Care Act
In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•As discussed above, effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by expanding the population potentially eligible for Medicaid drug benefits. CMS expanded Medicaid rebate liability to the territories of the United States as well, effective April 1, 2020. As the territories were not prepared to implement these changes, the effective date was extended to April 1, 2022. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS, beginning in April 2016, also provided for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.
•Effective in 2010, PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication.
•Effective in 2011, PPACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”). The Bipartisan Budget Act of 2018 increased the manufacturer’s subsidy under this program from 50% to 70% of the negotiated price, beginning in 2019.
•Effective in 2011, PPACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.
•PPACA requires pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Effective January 1, 2022, we will also be required to report on transfers of value to, among others, physician assistants and nurse practitioners or clinical nurse specialists. The information reported each year is made publicly available on a searchable website.
•As of 2010, a Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.
•PPACA created the Independent Payment Advisory Board, which has the authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.
•PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
There have been ongoing discussions within the U.S. federal government regarding the future of PPACA. There is uncertainty with respect to the impact these changes, if any, may have, and any changes likely will take time to unfold.
European Union
European Union Drug Development
In the European Union, our products and product candidates will also be subject to extensive regulatory requirements. Regulatory laws for pharmaceuticals are largely harmonized throughout the European Union, so that applicable E.U. law is most significant and national laws have less importance. As in the United States, medicinal products can only be marketed if either a Centralised MA has been obtained from the European Medicines Authority (“EMA”) or national authorisations have been obtained from the competent regulatory agencies.
The various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Phases 1 to 3 of clinical trials in humans are comparable to those regulated in the United States, and GCP requirements in the European Union for these studies follow internationally accepted standards.
Although the E.U. Clinical Trials Directive 2001/20/EC has sought to harmonize the E.U. clinical trial regulatory framework for pharmaceuticals by setting out common rules for the control and authorization of clinical trials in the European Union, the E.U. Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the E.U. countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (“NCA”) and one or more Ethics Committees (“ECs”). All suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the competent authorities of the Member State in which they occurred. All clinical trials must conform to current GCP guidelines issued by the European Union and the International Council on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, in particular when the results of such trials are being used in marketing authorisation procedures, and audits by E.U. inspectors on regulatory conformance of such clinical trials are likely.
In 2014, the new E.U. Clinical Trial Regulation 546/2014 was enacted (the “Regulation”). When it becomes applicable (expected in 2021), it will govern all newly-commenced clinical trials. The new Regulation aims to make more uniform and streamline the clinical trials authorisation process, ensure consistent rules for conducting clinical trials throughout the European Union, increase the efficiency of clinical trials, and increase the transparency of authorization, conduct and results of clinical trials. All clinical trials initiated before the Regulation becomes effective remain subject to the Clinical Trials Directive of 2001.
Generally, in the European Economic Area (“EEA”), for every product candidate, a pediatric investigation plan (“PIP”) will have to be submitted and approval be obtained, unless a waiver is obtained where justified, in addition to clinical trials conducted in adults. The clinical studies that sponsoring companies must carry out on children are to be set out in detail in the PIP where the indication is one found in children. In most cases, the PIP will become a commitment when applying for a marketing authorisation for a product candidate. A PIP may entail significant cost.
European Union Drug Review and Approval
In the EEA, which is currently comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorisation (“MA”) which is comparable to an NDA in the United States. There are two types of marketing authorisations in the EEA: the Centralised MA, which is issued by the European Commission through the Centralized Procedure based on the opinion of the CHMP, a body of the EMA, and which is valid throughout the entire territory of the EEA; and the National MA, which is issued by the competent authorities of each Member State of the EEA and only authorizes marketing in that Member State’s national territory and not in the EEA as a whole.
The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. The National MA is for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). If the RMS proposes to authorize the product, and the other Member States do not raise objections, the product is granted a national MA in all the Member States where the authorization was sought. Before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. A third alternative system is mutual recognition in which member states “mutually recognize” an authorization already granted in another member state, which shortens the application process.
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
The time limit for the evaluation procedure is 210 days, subject to extensions if additional questions need to be addressed. Within 15 days of the adoption, the EMA will forward its opinion to the European Commission to start the decision-making phase. Within 15 days a draft implementing decision is sent by the Commission to the Standing Committee on Medicinal Products for Human Use, allowing for its scrutiny by E.U. countries. These have 15 days to return their linguistic comments, and 22 days for substantial ones. Once a favorable opinion is reached, the draft decision is adopted via an empowerment procedure. The adoption of the decision should take place within 67 days of the opinion of the EMA. The Commission's Secretariat-General then notifies the marketing authorisation holder of the decision. The decision is subsequently published in the Community Register. In practice, the procedure is expected to take at least one year.
Marketing authorisations are initially valid for five years. Applications for renewal must be made to the EMA at least six months before this five-year period expires. Marketing authorisations lapse if the authorized products are not placed on the market for a period of 3 consecutive years.
In November 2019, we received a Centralised MA for Rhokiinsa®, and in January 2021, we received a Centralised MA for Roclanda®. We will complete a further administrative step to have the Roclanda® authorisation accepted in the United Kingdom, subject to the agreement of the Medicines and Healthcare products Regulatory Authority (“MHRA”).
Files Required for Obtaining an E.U. Marketing Authorisation
Similar to the United States, applications for MAs in the European Union must be supported by an extensive dossier that shows the product candidate has the required quality, efficacy and safety suitable for the intended use, and additional administrative documents. The content and format of the dossier must follow the so-called Common Technical Document (“CTD”) format. Amongst other things, the applicant must submit all relevant data from pharmaceutical, pre-clinical and clinical trials, and all relevant information as regards the composition, quality and manufacturing process of the product. These requirements are laid down in applicable E.U. legislation and very detailed EMA guidelines.
In the course of the MAA process, an inspection of the veracity and the compliance of the clinical trials that form the basis of the MAA may be conducted by E.U. inspectors. If it turns out that a clinical trial does not meet GCP and other applicable regulatory standards, it may not serve as a basis for proving efficacy and safety of the product at issue.
Also, the manufacturing sites for the active ingredients of the product candidate may be inspected by the European Union in order to establish that the manufacturing indeed complies with cGMP standards.
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
Post-approval Obligations of an MA Holder in the European Union
Even after approval of a product candidate by the EC, an MA holder will face various ongoing actions and obligations and must ensure that it has a suitable organization in place that is able to meet these obligations.
Reportable suspected adverse events must be reported to competent authorities via EudraVigilance, a centralized European information system of suspected adverse reactions to medicines. EudraVigilance will re-route the case safety reports to E.U. member states. The EMA will make the reports of individual cases of suspected adverse reactions also available to the WHO Uppsala Monitoring Centre. Patients and healthcare professionals will continue to report adverse reactions to national competent authorities.
For public health reasons, the EMA may require the MA holder to provide additional data post-authorization, as necessary to provide additional data about the safety and, in certain cases, the efficacy or quality of authorized medicinal products.
The EMA is responsible for harmonizing and coordinating pharmacovigilance inspections at E.U. level, which involves, among others:
•Preparing a risk-based program of routine pharmacovigilance inspections in relation to centrally authorised products.
•Preparing and developing guidance on pharmacovigilance inspections.
•Coordinating advice on the interpretation of pharmacovigilance requirements and related technical issues.
National competent authorities are responsible for coordinating inspections to verify compliance with cGMP, GCP, good laboratory practice and good pharmacovigilance practice within their own territories, and any other aspects of the supervision of authorized medicinal products, subject to laws and guidance provided by the EMA. Where a manufacturing site outside the European Union supplies product in more than one E.U. country, the EMA facilitates cooperation between those concerned competent authorities.
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
An MA holder must:
•Continuously operate a pharmacovigilance system, part of which requires a permanently and continuously available appropriately qualified person responsible for pharmacovigilance.
•Establish a risk management system, take account of scientific and technical progress and adapt accordingly, and continuously provide the competent authorities with information which might involve amendment of its marketing authorisation.
•Inform the competent authorities of positive and negative results in clinical trials or studies and any defects, and on request have at its disposal details regarding, for example, the volume of sales.
•Ensure that a package information leaflet is made available on request from patients' organizations, in formats appropriate for the blind and partially-sighted.
•Inform the EMA of changes related to the placement of the medicinal product on the market, for example withdrawal or suspension.
Data Exclusivity and Similar Protection in the European Union
An innovator company enjoys a period of “data exclusivity” during which its preclinical and clinical trials data may not be referenced in the regulatory filings of another company (typically a generic company) for the same drug substance.

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
After that ten-year period, generic companies can market their “essentially similar” products by referencing the innovator’s data, unless the innovator product qualifies for a further one year of exclusivity. This additional one year may be obtained if the innovator company is granted an MA for a significant new indication for the relevant medicinal product within the first eight years of its marketing. In such a situation, the generic companies can only market their copy products after 11 years from the grant of the innovator company's initial MA.
Separately, the innovator company may be eligible to receive a Supplementary Protection Certificate (“SPC”). This is an intellectual property right that serves as an extension to a patent right within the scope of the marketing authorisation, comparable to a PTE in the United States. SPCs aim to offset the loss of patent protection for pharmaceutical products that occurs due to the compulsory lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval.
An SPC can extend an eligible patent right for a maximum of five years. An additional six-month extension is available in accordance with Regulation (EC) No 1901/2006 if the SPC relates to a medicinal product for children for which data has been submitted according to a PIP, as outlined above.
Manufacture of pharmaceuticals in the European Union
As a manufacturer of pharmaceutical products in the European Union, we are subject to extensive E.U. and national legislation that intends to ensure that only safe products will come into circulation. As a manufacturer, we have to comply with GMP.
Current GMP describes the minimum standard that medicines manufacturers must meet in their production processes. The EMA coordinates inspections to verify compliance with these standards and plays a key role in harmonizing GMP activities at E.U. level. GMP requires that medicines:
•are of consistent high quality;
•are appropriate for their intended use;
•meet the requirements of the marketing authorisation or clinical trial authorization.
GMP in the European Union is based on several E.U. regulations and directives, as well as on extensive EMA guidance. These GMP guidelines provide interpretation of GMP principles and guidelines, supplemented by a series of annexes that modify or augment the detailed guidelines for certain types of product, or provide more specific guidance on a particular topic.
Manufacturers and importers located in the European Union must hold an authorization issued by the national competent authority of the Member State where they carry out these activities. They must show that they comply with E.U. GMP to obtain a manufacturing authorisation.
In the European Union, national competent authorities are responsible for inspecting manufacturing sites located within their own territories. Competent authorities plan routine inspections following a risk-based approach, or if there is suspicion of non-compliance. After inspecting a manufacturing site, E.U. competent authorities issue a GMP certificate or a non-compliance statement, which is entered in a publicly available database (EudraGMDP).
Reimbursement in the European Union
The European Union does not have a centralized healthcare system. Healthcare is provided through very different systems at the national level. Most E.U. citizens have government-sponsored healthcare coverage. Constant budgeting pressures and the jurisdictional divide may lead to delayed or restricted patient access. Generally, the reimbursement prices must be negotiated with national healthcare carriers on a state-by-state process. Therefore, the receipt of a marketing authorisation will not be equivalent to full market access in all E.U. member states. Reimbursement prices may depend on the level of innovation and improvement of patient care that the product brings about, as evaluated, e.g., by public bodies like the Institute for Quality and Efficiency in Health Care (“IQWiG”) in Germany. It may take one to two years from the issuance of a marketing authorisation before market access in all E.U. member states with full reimbursement is achieved, if at all.

E.U. and national laws impose a number of restrictions on pricing. Directive 89/105/EEC relating to the transparency of measures regulating the prices of medicinal products (“Transparency Directive”) aims to ensure the transparency of national pricing and reimbursement. It sets procedural requirements to help monitor national decisions and their compatibility with pharmaceutical trade in the E.U. internal market. For example, member states must ensure that decisions on prices are made within a certain timeframe and communicated to the applicant with a statement of reason based on objective and verifiable criteria. Member states must also ensure that such decisions are open to an administrative law process for review.
Another important restriction on pricing is Article 102 of the Treaty on the Functioning of the European Union (“TFEU”), which prohibits dominant pharmaceutical companies from abusing this dominance in their relevant markets.
E.U. Privacy Laws
The GDPR came into effect in the European Union on May 25, 2018 and has changed the way that personal data can be held and processed. Non-compliance can lead to substantial fines, amounting to up to 4% of annual global revenue or €20 million, whichever is greater.
The GDPR expands and formalizes many rights that existed under former laws. It also requires that organizations inventory their data and document the legal basis for processing personal information. Further, the GDPR provides E.U. data subjects with rights they may exercise in connection with their data such as the “right to be forgotten” and to access to their data.
Generally, personal data of third parties must only be held and used by a company (the “Data Controller”) when covered by an informed consent of the person concerned, or by a legitimate and vital interest, as defined in the GDPR. Any consent must be informed, freely given and specific, and, if applicable, also include the right to transfer personal data to a country outside of the European Union. The Data Controller is responsible for GDPR compliance, but can outsource certain tasks to third parties, so-called “Data Processors”. Affected third parties must be informed in some detail on the storage and use of their data, e.g. as clinical trial subjects, or as prescribers, and have the right to deny their consent.
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
Brexit
United Kingdom Drug Review and Approval
In the United Kingdom, the drug approval process is currently very similar to the process in the European Union. The United Kingdom is made up of Great Britain (England, Scotland and Wales) and Northern Ireland. Due to the Northern Ireland Protocol, agreed with the European Union to protect the integrity of trade in the island of Ireland, Northern Ireland is to remain in the E.U. regulatory system for drugs.
The United Kingdom is currently considering how it might develop its regulatory processes since the United Kingdom left the European Union on January 31, 2020 (“Brexit”), with a transition period that ended on December 31, 2020. The MHRA has issued guidance to the effect that products having an E.U. Centralised MA as of the U.K. withdrawal date, i.e. on January 31, 2020, will be grandfathered in the United Kingdom. To this effect and subject to the completion of an administrative process, such E.U. Centralised MAs will be converted by the MHRA into a national U.K. product license. Therefore, we expect Rhokiinsa® will continue to be authorised in the United Kingdom as long as we provide the MHRA with the required additional information.
For products without Centralised MAs as of January 31, 2020, the option in the United Kingdom is to apply for one of three types of National MAs: the United Kingdom as a whole, Great Britain or Northern Ireland. New centralised applications in the European Union are to be notified to the MHRA together with the timetable and a dossier submitted (because the MHRA does not have access to the E.U. regulatory systems). These applications might until December 31, 2022 be used for a procedurally simplified application for a Great Britain MA through what is known as the EC Decision Reliance Procedure. Because the Centralised MA for Roclanda® was received after December 31, 2020, it is subject to this process. The MHRA will review the EMA decision and have the option to reject the application, although the MHRA is not likely to reject many such applications.
The MHRA is obliged under this procedure to make a decision (positive or negative) within 67 days. Alternatively, a separate application might be made to the MHRA for a Great Britain National MA. Similarly, where the mutual recognition or decentralised process is used in the European Union for applications for national marketing authorisations, there is an option in the United Kingdom to apply under a different reliance procedure, which again requires the MHRA to take a decision within 67 days. Alternatively, the application in the United Kingdom (or Great Britain) can be made separately from the one in Europe. There are then two options for Northern Ireland – including it either in a European mutual recognition or decentralised application process or as part of a U.K. national application. The assessment made by the United Kingdom is on the same bases as in the European Union, focusing on quality, safety and efficacy.
Reimbursement in the United Kingdom
Reimbursement in the United Kingdom is determined for new medicinal products by the National Institute for Health and Care Excellence (“NICE”). NICE reviews health economic data and, in particular, efficacy data in the target population and the cost/ benefit in qualified life years (“QUALY”). If the process runs smoothly there is a 245-day timetable to final decision, although the process can take longer, particularly if there are any appeals. NICE determines whether drug products are recommended for use in the National Health Service (“NHS”) and for which indications and price that the NHS might pay for the product.
The United Kingdom, although no longer covered by GDPR, has included the same rules within its separate national laws.
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
Obtaining Approval
In practice, there are three basic ways for a non-Japanese company to obtain approval for pharmaceuticals manufactured overseas:
•Option 1—establish a Japanese corporation that obtains the necessary approvals and licenses. This provides the most durable presence in Japan. It also entails high initial time and expense (including hiring staff) and must be done in compliance with the provisions of the Pharmaceuticals and Medical Devices Law.
•Option 2—designate an existing Japanese company to obtain the necessary approvals and licenses. The manufacturing/sales approval for the drug will be registered in the Japanese company's name. This can raise potential problems if the overseas company does not strictly control the Japanese approval holder.
•Option 3—use the designated marketing approval holder (“DMAH”) system under Article 19-2 of the Pharmaceuticals and Medical Devices Law and select a Japanese company approved by the MHLW to act as a DMAH. This option provides several benefits, including the manufacturing/sales approval being held directly by the non-Japanese company. In addition, the costs for obtaining/maintaining drug approval are lower than in the first two options. Since the approval is under the non-Japanese company's name, there are fewer concerns about the Japanese company acting on its own. If there are problems with the DMAH, the non-Japanese company can designate another company as the DMAH. Compared with the first option, the costs for a DMAH are lower, since there is no need to establish a new company. DMAHs are authorized by the MHLW, licensed for manufacture/sales of pharmaceuticals and provide full support in the drug approval process.

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
Other Countries
In addition to regulations in the United States, the European Union, Japan, and potentially the United Kingdom, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our potential products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. In addition, the requirements governing the conduct of clinical trials, commercial sales, product licensing, pricing and reimbursement vary greatly from country to country.
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
Environmental, Social and Governance (“ESG”) and Human Capital
ESG
We are dedicated to the principles of environmental stewardship, social responsibility, and good corporate governance. We consider these ESG principles to be among our most important values and therefore integrate them in our ongoing and strategic activities. We believe incorporating these values and practices into our operations not only improves our performance but also creates a sustainable and growth-oriented culture that benefits our employees, our customers and our investors. Our Nominating and Governance Committee of the Board of Directors regularly reviews our operations with senior management to assess our progress in realizing these values. With our Board of Directors’ leadership, we continue to evaluate our practices and will continue to integrate sustainability into our business.
We recognize our responsibility to be environmentally conscious and to contribute to the global effort of tackling climate change, moving toward a low-carbon economy and expanding our renewable energy production. We employ green processes, materials, practices, equipment and technologies where possible throughout our operations to foster conservation and reduce waste.
Renewable energy is an important part of our commitment to sustainability and we are operating our manufacturing facilities using renewable energy through renewable sources. At our manufacturing facility in Durham, North Carolina, we source our energy from Duke Energy, a leader in renewable energy, including solar and wind, and Duke Energy is adding additional renewable solutions such as microgrids and battery storage. At our Athlone manufacturing plant in Ireland we receive 100% of our electricity from renewable sources and the electric supply is 100% carbon neutral.

We minimize energy consumption using various power-saving technologies designed to consume electrical power only when needed. The majority of our office space in the U.S. is Leadership in Energy and Environmental Design (“LEED”) Certified, and both our manufacturing plant in Athlone, Ireland, and our implant manufacturing facility in Durham, North Carolina, were built from end-to-end with sustainability and good manufacturing practices in mind. We have also instituted environmentally conscious programs into the work environment for our employees by implementing recycling and composting programs, offering water dispensers to reduce plastic bottle waste, and providing electric automobile charging stations in our employee parking areas, as examples. In 2020, we recycled 63% of the non-hazardous waste produced at our Athlone manufacturing plant. Through these programs and continuous improvement, we strive to reduce our waste while maximizing the proportion that may be recycled. Looking to the future, we plan to continue to further enhance our sustainability posture through detailed monitoring and management.
From a social responsibility perspective, although we have not yet attained profitability as a company, we have donated hundreds of thousands of dollars to causes that we believe are important to society. These donations were directed to support glaucoma research and glaucoma patient education through ongoing collaborations with the Glaucoma Research Foundation, help fund free cataract surgery for 750 indigent patients in the United States over the past three years through a continuing match program with the American Society of Cataract Refractive Surgery Foundation and promote the empowerment of women in ophthalmology as a lead sponsor of Women in Ophthalmology. In addition, these donations were also directed to accelerate treatments and cures for retinal diseases for the next generation through the Foundation Fighting Blindness and expand opportunities for ophthalmology residents from groups that are underrepresented in medicine or who want to work in underserved communities through support of the National Medical Association’s Rabb-Venable Excellence in Ophthalmology Research Program. We have also made other donations as well as supported causes of interest to areas beyond our immediate scope in eye care, such as a long-standing relationship with Northside Center for Child Development (“NCCD”) and their work with New York City children in need. Our Chief Financial Officer, currently President of the Board of NCCD, has served as a Director since 2009. NCCD has become a pioneer of behavioral health programs for low-income children of color and their families located in Harlem, Brooklyn and the Bronx, New York.
We also strive to be socially conscious in our employment practices. We support diversity in our hiring practices and follow a management philosophy that integrates social responsibility and the highest governance standards. We established an Affirmative Action Plan in 2018 as an Office of Federal Contract Compliance Programs compliance requirement. We are committed to make a good faith effort to improve the incumbency of targeted areas over time when the opportunity is available. All managers are trained in Equal Employment Opportunity compliant recruiting and interviewing practices. See “Human Capital—Diversity and Inclusion” below.
Our Audit Committee of the Board of Directors has consistently received very high ratings for independence and competency, and our most recent stockholder vote on executive compensation practices received nearly 95% support. As we continue to build our company, we will continue to keep the environment, our social responsibility and governance considerations at top of mind.
Human Capital
In order to successfully attract and retain highly professional and skilled employees, it is crucial that we offer a diverse, inclusive and safe workplace. Our recruitment process begins with hiring individuals that we believe meet our strong culture for respect, commitment, integrity and honesty. We have a philosophy of investing in our employees by providing the necessary resources to grow professionally through our training and development programs, which will ultimately help drive company success. We reward our employees by offering a competitive compensation and benefits package, which includes incentive-based awards, which we believe motivates our employees and drives company performance. We also seek to engage and give back to the community through donations and fundraising for organizations providing help for those with glaucoma, as discussed in “—ESG” above.
As of December 31, 2020, we employed approximately 365 full-time employees, of which 299 were employed in the United States and 66 were outside the United States. The majority of our employees outside of the United States primarily support our manufacturing operations in Athlone, Ireland. Of our total employee population, there were 145 sales force and marketing employees, 111 in research and development and medical affairs, 56 in product manufacturing and 53 in general and administrative support roles such as human resources, finance, legal and information technology. We are committed to providing our employees with a positive work environment that helps them realize their full potential and helps them contribute to the success of our company. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Diversity and Inclusion
We have a strong commitment to continue to build a diverse and inclusive work environment that fosters a positive culture. We believe our diverse workforce brings a wide array of skills and experiences that help increase innovation and strategic thinking and ultimately contribute to the success of our company.
Our hiring practices reflect our commitment to increase diversity and inclusion among our employees. We strive to achieve and maintain pay equity for employees of all races and for both female and male employees within our organization. From a governance perspective, our Compensation Committee of the Board of Directors provides oversight of our policies, programs and initiatives focusing on workforce diversity and inclusion. Approximately a third of our employees in the United States identify as a racial or ethnic minority, with the percentage of minority employees in management reflecting the broader employee population in the United States. The female to male ratio for our total employee population is approximately 50:50.
Talent and Development
The success of our company is highly dependent on the performance, skills and industry knowledge of our employees. A significant proportion of our employee base is comprised of professionals who have had prior experience with pharmaceutical and biotechnology companies. In order to attract and retain such highly qualified talent, we invest significant resources to further develop our employees and provide opportunities that help them achieve career goals and lead our organization.
We maintain a robust training curriculum for all our employees and executives based on function. These curricula incorporate training addressing specific regulatory requirements germane to the performance of specific functions. The training for our scientific and quality personnel, for example, includes modules focusing on our good manufacturing and laboratory practices as well as proper documentation and reporting. In addition to specific function-based training, all of our employees are required to regularly train on our Code of Business Conduct and Ethics (the “Code”), receive cyber security training and receive harassment training. We believe a well-trained employee base is the best way to ensure proper business operations and to best ensure the establishment of a collaborative and supportive corporate culture.
For example, in keeping with our commitment to the highest standards of honest and ethical behavior and integrity in carrying out our business activities, all of our employees who interact with health care professionals on behalf of our company are required to be trained in, and knowledgeable of, not only our Code but also our Healthcare Compliance Manual (the “HCM”). The HCM is a compendium of our standards intended to not only help ensure continued compliance with the prevailing laws, regulations and standards of our industry, but also to provide a framework for our expectations for employee behavior, operational excellence and risk mitigation to help us achieve our broader organizational goals of discovering and delivering new technologies and safe and efficacious therapies to those in medical need. The HCM builds on the Code and governs how our employees engage with the healthcare community when conducting promotional activities and scientific exchanges as well as financial interactions. All such employees or those in areas who support those activities are required to follow these policies.
Health and Safety
We are dedicated to creating and maintaining a work environment where are our employees feel safe to carry on their responsibilities. We regularly review health and safety legislation to ensure compliance with current standards, we identify and monitor potential health and safety hazards, we coordinate emergency and fire drills and we train our employees to avoid or minimize any potential risks within the workplace. The health and safety of our employees, patients, prescribers and community are of utmost importance during this time and we are complying with all requirements and mandates from various agencies and governments. We value the patient volunteers who participate in clinical trials and we are committed to protecting their rights and well-being. As such, we have policies and procedures in place to ensure our clinical trial practices comply with laws and regulations in all countries in which we operate clinical trials and meet our high ethical standards. We also have protocols in place to obtain informed consent from patients participating in our clinical trials.
In our research and manufacturing facilities, we maintain a safety culture and seek to eliminate workplace incidents and minimize risks and hazards. We have created and implemented processes to help eliminate safety events by reducing their frequency and severity. These programs include an Illness and Injury Prevention Program and a Safety Committee. We also review and monitor our performance closely. We monitor and constantly seek to reduce safety incidents each year. Through our efforts, we had a recordable incident rate of 1.3 (recordable incidents per 100 employees, as defined by the U.S. Occupational Safety and Health Administration, “OSHA”) at our Athlone manufacturing plant in 2020. This compares to an OSHA incident rate of 1.6 for the U.S. pharmaceutical and medicine manufacturing industry in 2019.
In response to the COVID-19 pandemic, we are taking precautionary measures to protect our employees and our stakeholders by adapting company policy to maintain the continuity of our business. We have adapted our facilities and work practices and implemented all necessary safety controls in line with government health policy guidelines. We have formed interdisciplinary teams to (i) focus on company-wide communication about the COVID-19 pandemic, including initiatives implemented to address the COVID-19 pandemic and its impact on our business and (ii) discuss, recommend and supervise the implementation of physical measures at our sites to best ensure employee safety. For example, to further support our employees at the Athlone manufacturing plant, we rolled out a Wellbeing Program to boost communication, engagement and wellness initiatives. With precautionary measures implemented company-wide, we continue to operate effectively as most of our manufacturing plant personnel are working on site and the balance of our total workforce is primarily working from home. Especially important in light of the COVID-19 pandemic, we provide all of our employees with excellent healthcare benefits and we make every effort to provide high levels of coverage at the most affordable cost possible.
Compensation and Benefits
To compete in a highly competitive job market and attract, retain and reward outstanding talent, we offer our employees a comprehensive compensation package which includes competitive salaries and benefit programs. Our well-designed compensation package includes salaries, annual bonuses, equity compensation, 401(k) plan with 401(k) plan match, premium health and dental insurance, life insurance, short-term and long-term disability insurance and workers’ compensation insurance. In addition, our generous time off policy includes paid time off, paid sick leave, holidays, personal leave of absence, military leave and family medical leave.
Our equity compensation plans, pursuant to which we may grant stock options, restricted stock and equity-based awards, are designed to align employees’ interests with our stockholders’ interests and motivate effective performance which drives company success. We also adopted an Employee Stock Purchase Plan under which substantially all employees may purchase Aerie common stock through payroll deductions and lump sum contributions at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or end of the offering periods.
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
Risks Factors Summary
The following is a summary of the principal factors that make an investment in our common stock speculative or risky.
Risks Related to Development and Commercialization
•If we or our collaborators are unable to successfully commercialize our products, or experience significant delays in doing so, our business will be materially harmed.
•If we fail to obtain and sustain market acceptance for our products or an adequate level of coverage and reimbursement for our products, potential future sales would be materially adversely affected.
•We face significant competition, and our operating results will suffer if we fail to compete effectively.
•If clinical trials are unsuccessful, we could be required to abandon development.
•We may not be able to identify additional therapeutic opportunities for our products or to expand our portfolio of product candidates.
•Our products may have undesirable or adverse effects, which may result in the delay, denial or withdrawal of regulatory approval or may limit sales of our products after regulatory approval is received.
Risks Related to Regulation
•Regulatory approval may be substantially delayed or may not be obtained for our products if regulatory authorities require additional time or studies to assess the safety and efficacy.
•Our products subject us to ongoing regulatory requirements and we may face future development, manufacturing and regulatory difficulties.
•Legislation may increase the difficulty and cost of commercialization and affect the prices we may obtain.
•If we face allegations of noncompliance with the law or regulations, our reputation, revenues and liquidity may suffer, and our products could be subject to restrictions or withdrawal from the market. If we or our collaborators are unable to successfully commercialize our products, or experience significant delays in doing so, our business will be materially harmed.
Risks Related to Manufacturing
•We anticipate continued reliance on third-party manufacturers. Production at our suppliers’ facilities could be disrupted, which could prevent us from producing enough of our products to satisfy demand.
Risks Related to Our Reliance on Third Parties
•Any collaboration arrangement that we may enter into may not be successful, which could adversely affect our ability to develop and commercialize our products or to enter new therapeutic areas.
•We currently depend on third parties for portions of our operations, and we may not be able to control their work as effectively as if we performed these functions ourselves. If the third parties fail to comply with regulations, our financial results and financial condition will be adversely affected.
•If we fail to manage an effective distribution process in the United States or establish an effective distribution process in jurisdictions outside the United States, our business may be adversely affected.
Risks Related to Intellectual Property
•If our pending patent applications fail to issue our business will be adversely affected.

•We may not be able to enforce and protect our intellectual property rights and our proprietary technology.
•We may infringe the intellectual property rights of others, which may prevent or delay product development and disrupt the commercialization of or increase the costs of commercializing our products.
•We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.
•We will need to obtain regulatory approval of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.
Risks Related to Our Financial Position and Need for Additional Capital
•We have limited revenue and may never become profitable.
•We may need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our products.
•Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Convertible Notes.
•We may be unable to raise the funds necessary to repurchase the Convertible Notes if required or to pay any cash amounts due upon conversion, and the terms of our then-existing borrowing arrangements may limit our ability to repurchase the Convertible Notes or pay cash upon their conversion.
•The capped call transactions may affect the value of our common stock and subject us to counterparty risk.
•We may sell additional debt or equity securities at any time, which may result in dilution to our stockholders, cause our stock price to fall and impose restrictions on our business.
•Our ability to use our net operating loss carryforwards may be limited and changes to U.S. tax laws and tax laws in other jurisdictions could materially impact our financial position and results of operations.
Risks Related to Our Business Operations and Industry
•We depend upon our key personnel and our ability to attract and retain employees. Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could significantly harm our business.
•Our business may be negatively impacted by macroeconomic conditions, including a public health crisis.
•If we engage in acquisitions or licenses in the future, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions or licenses.
•Business interruptions could delay the development of our potential products and our manufacturing activities, and could disrupt our potential sales. Our reputation, business and operations may suffer in the event of system failures, cyber-attacks or other security breaches or failure to comply with legal obligations related to information security.
•Our disclosure controls and procedures and our systems to implement such disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
•Any litigation could result in substantial damages and may divert management’s time and attention from our business. Any successful litigation may result in the incurrence of substantial liability if our insurance is inadequate.
Risks Related to Ownership of Our Common Stock
•The market price of our common stock has been, and may continue to be, highly volatile.
•Certain of our existing stockholders, executive officers and directors own a significant percentage of our common stock and may be able to influence or control matters submitted to our stockholders for approval.
•As we do not intend to declare cash dividends on our common stock in the foreseeable future, stockholders must rely on appreciation of the value of our common stock for any return on their investment.
•Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Risks Related to Development and Commercialization
We depend substantially on the success of our products, Rhopressa® and Rocklatan®. If we are unable to successfully commercialize Rhopressa® or Rocklatan®, or experience significant delays in doing so, our business will be materially harmed.
Our business and the ability to generate revenue related to product sales depend on the successful commercialization of our products, Rhopressa® and Rocklatan®, and the successful development, regulatory approval and commercialization of any product candidates or future product candidates for the treatment of patients with open-angle glaucoma, ocular surface diseases and retinal diseases. Rhopressa® and Rocklatan® have been approved by the FDA in the United States, and the EC has granted Centralised MAs for the European Union for Rhopressa® (where it will be marketed as Rhokiinsa®) and for Rocklatan® (where it will be marketed as Roclanda®). Roclanda® will undergo an administrative process to obtain authorization to market in the United Kingdom, but a positive decision is not guaranteed. Neither product has received regulatory approval in any other jurisdiction and no sales can be made in any such jurisdiction unless such approval occurs. Centralized marketing authorisations lapse if the authorized products are not placed on the market for a period of three consecutive years. If we are unable to place our products on the market for a period of three consecutive years, which might occur for a variety of reasons, both practical (manufacturing issues) and regulatory (pricing and reimbursement decisions), then we would lose the right and opportunity to do so and would have to reapply for a marketing authorisation. We have invested a significant portion of our efforts and financial resources in the development of Rhopressa® and Rocklatan®, and our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize these products. The success of Rhopressa®, Rocklatan® and any product candidates or future product candidates depends on factors including:
•successfully completing clinical trials;
•receiving and maintaining current regulatory approvals from applicable regulatory authorities;
•developing and maintaining effective sales, marketing and distribution capabilities;
•establishing adequate manufacturing capacity;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•establishing commercial markets;
•obtaining coverage and reimbursement from third-party payers at a commercially reasonable price point; and
•successfully competing with other products.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Rhopressa®, Rocklatan® or any product candidates or future product candidates or to expand into new markets. This could materially harm our business, and we may not be able to earn sufficient revenues and cash flows to continue our operations.
The commercial success of Rhopressa® and Rocklatan® and any product candidates or future product candidates, if approved, will depend on the degree of market acceptance among eye-care professionals, patients, patient advocacy groups, healthcare payers and the medical community.
The commercial success of Rhopressa® and Rocklatan® in the United States will depend on the degree of market acceptance among eye-care professionals, patients, patient advocacy groups, healthcare payers, including pharmacy benefit managers, and the medical community. Similarly, if Rhopressa® and Rocklatan® are approved in jurisdictions outside the United States and the European Union or any product candidates or future product candidates are approved in any jurisdiction in which they may receive approval, those products may not gain such market acceptance in such jurisdictions. There are a number of available therapies marketed for the treatment of open-angle glaucoma, ocular surface diseases and retinal diseases. Some of these drugs are branded and subject to patent protection, but most others, including latanoprost and many beta blockers, in the case of glaucoma treatment, are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by eye-care professionals, patients and third-party payers. Insurers and other third-party payers may also encourage the use of generic products, either in preference to or prior to the use of brand therapies. The degree of market acceptance of Rhopressa® and Rocklatan® and any product candidates or future product candidates, if approved, will depend on a number of factors, including:
•the market price, affordability and patient out-of-pocket costs, relative to other available products, which are predominantly generics;

•the possibility that third-party payers will not give favorable positions on their formularies or will place restrictions on their use, including through use of step therapy or prior authorization programs;
•the timing of market introduction;
•their effectiveness as compared with currently available products;
•eye-care professional willingness to prescribe and patient willingness to adopt them in place of current therapies;
•varying patient characteristics including demographic factors such as age, health, race and economic status;
•changes in the standard of care for the targeted indications;
•the prevalence and severity of any adverse side effects;
•limitations or warnings contained in labeling;
•limitations in the approved clinical indications and MOA(s);
•our success in demonstrating their benefits including relative convenience and ease of initiation, prescription and administration;
•the strength of our selling, marketing and distribution capabilities;
•the quality of our relationships with eye-care professionals, patient advocacy groups, third-party payers and the medical community;
•the continuous availability of quality manufactured products;
•sufficient third-party coverage or reimbursement; and
•the degree to which the products are subject to material product liability claims.
As we have done with Rhopressa® and Rocklatan®, it is possible that we may find it necessary or desirable to provide rebates on product candidates or future product candidates, if approved, to customers or third-party payers or to implement patient assistance programs, including co-pay assistance programs, which could affect our profitability. In addition, we do not know how eye-care professionals, patients and third-party payers will continue to respond to the pricing of Rhopressa® and Rocklatan® in the United States or how they will respond to their pricing in jurisdictions outside the United States, or the pricing of any product candidates or future product candidates in any jurisdiction, if approved.
The market opportunities for our currently marketed or potential products, if approved, are difficult to precisely estimate. Our estimates of these market opportunities include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. For example, the Mercury 3 results for Roclanda® are an important determinant as we evaluate the commercialization and profitability potential of Rhokiinsa® and Roclanda® in Europe. While we believe that our internal assumptions are reasonable, independent sources have not verified all of our assumptions. If any of these assumptions prove to be inaccurate and the actual market for any of our products post-regulatory approval is smaller than we expect or if we fail to maintain market acceptance or fail to achieve market acceptance, our potential product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.
If we fail to obtain and sustain an adequate level of coverage and reimbursement for Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, by third-party payers, potential future sales would be materially adversely affected.
The course of treatment for patients with open-angle glaucoma, ocular surface diseases and retinal diseases includes primarily older drugs, and the leading products for the treatment of open-angle glaucoma, ocular surface diseases and retinal diseases currently in the market, including latanoprost and timolol, in the case of glaucoma treatment, are available as generic drugs. Therefore, there will be no commercially viable market for Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, without adequate coverage and reimbursement from third-party payers, and any reimbursement policy may be affected by future healthcare reform measures. We have obtained formulary coverage for Rhopressa® and Rocklatan® for the majority of lives covered under commercial plans and Medicare Part D plans. We cannot be certain that those levels of coverage will continue to increase, or that we will be able to maintain those levels of coverage. Further, we cannot be certain that adequate coverage and reimbursement will be available for either of our products in jurisdictions outside the United States or for any product candidates or future product candidates, if approved. Additionally, even if there is a commercially viable market, if the level of coverage or reimbursement is below our expectations, our anticipated revenue and gross margins will be adversely affected.

Third-party payers, such as government or private healthcare insurers and pharmacy benefit managers, carefully review and increasingly question and challenge the coverage of and the prices charged for drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. Reimbursement rates may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. A current trend in the United States healthcare industry is toward cost containment. Large public and private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payers, including Medicare, may question the coverage of, and challenge the prices charged for, medical products and services, and many third-party payers limit coverage of or reimbursement for newly approved healthcare products. In particular, third-party payers may limit the covered indications. Cost-control initiatives in the U.S. healthcare industry could decrease the price we have established for Rhopressa®, Rocklatan® or any product candidates or future product candidates, if approved, which could result in product revenues being lower than anticipated. Our products are currently priced higher than existing generic drugs and consistently with current branded drugs. If we are unable to show a significant benefit relative to existing generic drugs, Medicare, Medicaid and private payers may not be willing to reimburse for Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, which would significantly reduce the likelihood of them gaining market acceptance. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted.
We believe that U.S. third-party payers consider the efficacy, cost effectiveness, safety and tolerability of Rhopressa® and Rocklatan® and will consider such factors of any product candidates or future product candidates, if approved, and whether use of any such products should be a covered benefit under its health plan in determining whether to approve coverage and reimbursement for such products and at what level. Obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not maintain approval for reimbursement of Rhopressa® or Rocklatan® or if we do not receive approval for reimbursement of any product candidates or future product candidates, if approved, from third-party payers on a timely or satisfactory basis or if pricing is set at unsatisfactory levels. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Medicare Part D, which provides a pharmacy benefit to Medicare patients as discussed below, does not require participating prescription drug plans to cover all drugs within a class of products. Our business could be materially adversely affected if Part D prescription drug plans were to limit access to or deny or limit reimbursement of any of our approved products.
Reimbursement in the European Union must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. Reimbursement in the United Kingdom will also need to be negotiated separately. The negotiation process in some countries can exceed 12 months. To obtain reimbursement or pricing approval in some countries, we or a collaborator may be required to conduct a clinical trial that compares the cost-effectiveness of any of our products, if approved by the appropriate regulatory authorities, to other available therapies. If the prices for any of our products, if approved by the appropriate regulatory authorities, decrease or if governmental and other third-party payers do not provide adequate coverage and reimbursement levels, our revenue, potential for future cash flows and prospects for profitability will suffer. Also, we or a collaborator may not be able to launch the product uniformly throughout the European Union but may have to commence commercial operations on a country-by-country basis, which could complicate the launching process and negatively affect our sales.
We face competition from established branded and generic pharmaceutical companies and if our competitors are able to develop and market products that are preferred over our products, our commercial opportunity will be reduced or eliminated.
The development and commercialization of new drug products is highly competitive. We face competition from established branded and generic pharmaceutical companies and smaller biotechnology and pharmaceutical companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat patients with open-angle glaucoma, dry eye, retinal diseases and other diseases of the eye. Our products currently compete directly against companies producing existing and future glaucoma treatment products. To the extent we develop proprietary compounds for use beyond glaucoma, we will face competition from companies, academic institutions, government agencies and private and public research institutions operating in such new therapeutic areas.
Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Early-stage companies are also developing treatments for open-angle glaucoma, ocular surface diseases and retinal diseases and may prove to be significant competitors. We expect that our competitors will continue to develop new treatments for open-angle glaucoma, ocular surface diseases and retinal diseases, which may include eye drops, oral treatments, surgical procedures, implantable devices or laser treatments. Alternative treatments beyond eye drops continue to develop. For example, although surgical procedures are currently used in severe cases, less invasive procedures are currently under development and we expect that we will compete with other companies that develop implantable devices or other products or procedures for use in the treatment of open-angle glaucoma, ocular surface diseases and retinal diseases.
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
In addition, our ability to compete may be affected because in many cases insurers or other third-party payers encourage the use of generic products. Ophthalmology is currently dominated by generic drugs, such as latanoprost and timolol, in the case of glaucoma treatment, and additional products are expected to become available on a generic basis over the coming years. Our current products are priced at a premium over competitive generic products and consistent with other branded glaucoma drugs. Our ability to compete effectively will depend upon, among other things, our ability to:
•obtain and maintain patent protection and non-patent exclusivity in all current and potential commercial jurisdictions for our products;
•attract and retain key personnel;
•continue to build an effective selling and marketing infrastructure;
•demonstrate the advantages of our products compared to alternative therapies, including, in the case of Rhopressa® and Rocklatan®, other currently marketed PGA and non-PGA products;
•identify and develop additional product candidates to expand our current product portfolio;
•compete against other products with fewer contraindications; and
•obtain and sustain adequate coverage and reimbursement from third-party payers.
If our competitors market products that are more effective, safer, have fewer side effects or are less expensive than our products or that reach the market sooner than any of our product candidates or future product candidates, if approved, we may not achieve commercial success.
Failure can occur at any stage of clinical development. If the clinical trials are unsuccessful, we could be required to abandon development.
A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, adverse events may occur or other risks may be discovered in Phase 3 registration trials that may cause us to suspend or terminate our clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the patient populations and the rates of dropout among clinical trial participants. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for Rhopressa® and Rocklatan® in jurisdictions outside the United States or for any product candidates or future product candidates in any jurisdiction.
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
The breadth of the labeling of any product or product candidate, if approved, will depend upon providing evidence of such product’s MOA(s) that is satisfactory to the applicable regulatory authority. Failure to do so will limit the types of claims we will be able to make in our product marketing and labeling. For example, based on the results of our preclinical and clinical studies, we believed Rhopressa® reduced IOP through additional MOAs; however, Rhopressa® received FDA approval for only one MOA, ROCK inhibition or the mechanism by which Rhopressa® increases outflow of aqueous humor through the TM of the eye, as reflected in the Rhopressa® product labeling.
We may experience numerous unforeseen events that could cause our clinical trials to be unsuccessful, delayed, suspended or terminated, or which could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:
•clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or implement a clinical hold;
•the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we estimate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•we may elect or be required to suspend or terminate clinical trials based on a finding that the participants are being exposed to health risks;
•the cost of clinical trials may be greater than we anticipate;
•the supply or quality of product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate; and
•product candidates may have undesirable adverse effects or other unexpected characteristics.
If we elect or are required to suspend or terminate a clinical trial, our commercial prospects will be adversely impacted and our ability to generate product revenues may be delayed or eliminated.
Rhopressa®, Rocklatan® or any product candidates or future product candidates may have undesirable or adverse effects, which may result in the delay, denial or withdrawal of regulatory approval or may require our products to be taken off the market, require them to include safety warnings or otherwise limit their sales after regulatory approval is received.
Unforeseen adverse effects from Rhopressa®, Rocklatan® or any product candidates or future product candidates could arise either during clinical development or, even after approval, after the approved product has been marketed. To date, the main tolerability finding of Rhopressa® has been mild conjunctival hyperemia, or eye redness. In our Phase 3 registration trials, some patients also experienced conjunctival hemorrhages, or petechiae, corneal verticillata, blurry vision, and decreased visual acuity as adverse events. Rocklatan® combines Rhopressa® with latanoprost. To date, the main tolerability finding of Rocklatan® has also been mild conjunctival hyperemia. In our Phase 3 registration trials, some patients also experienced conjunctival hemorrhage, eye pruritus, increased lacrimation, reduced visual acuity, blepharitis, punctate keratitis and corneal disorder as adverse events. The main adverse effects of latanoprost include conjunctival hyperemia, irreversible change in iris color, discoloration of the skin around the eyes and droopiness of eyelids caused by the loss of orbital fat. New data relating to Rhopressa® or Rocklatan®, including from any adverse event reports or any negative results during clinical development for additional indications, may emerge at any time.

Any undesirable or adverse effects that may be caused by any such products or product candidates could interrupt, delay or halt clinical trials and could result in the delay, denial or withdrawal of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from successfully commercializing such products or product candidates, if approved, and generating or continuing to generate revenues from their sale. In addition, if we or others identify undesirable or adverse effects caused by Rhopressa®, Rocklatan® or any product candidates or future product candidates after regulatory approval we could face consequences relating to regulations, litigation or reputational harm, including the withdrawal of regulatory approval of the affected product. These events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing such product, which in turn could delay or prevent us from generating or continuing to generate revenues from its sale.
We may not be able to identify additional therapeutic opportunities for Rhopressa®, Rocklatan® or any product candidates or future product candidates or to expand our portfolio of product candidates.
We continue to explore other therapeutic opportunities in ophthalmology through internal research programs and from time to time we may explore such opportunities through research collaboration arrangements or acquisitions and may seek to commercialize a portfolio of new ophthalmic drugs or technologies in addition to Rhopressa® and Rocklatan®. For example, in 2019, we acquired Avizorex, an ophthalmic pharmaceutical company developing therapeutics for the treatment of dry eye disease. Our clinical operations to date have been limited to developing product candidates for the treatment of glaucoma and ocular hypertension, and there can be no assurance that we will successfully develop, license or acquire any drugs or technologies in new therapeutic areas or at all.
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
Research programs, including through collaboration arrangements, to pursue the development of Rhopressa®, Rocklatan® and any product candidates or future product candidates for additional indications and to identify new product candidates, technologies, therapeutic areas and disease targets require substantial technical, financial and human resources whether or not we ultimately are successful. Our research programs may initially show promise in identifying potential additional indications, technologies, therapeutic areas and/or product candidates, yet fail to yield results for clinical development for a number of reasons.
We are also focused on furthering the development of our product candidates and future product candidates for treatment of retinal diseases and dry eye disease. We have created a sustained-release ophthalmology platform and are currently developing three sustained-release implants focused on retinal diseases, AR-1105, AR-13503 SR and AR-14034 SR. We initiated a Phase 2 clinical trial of AR-1105 in patients with macular edema due to RVO during March 2019 and completed enrollment in October 2019. In July 2020, we reported topline results of the Phase 2 clinical trial for AR-1105 indicating sustained efficacy of up to six months, an important achievement in validating the potential capabilities of Aerie’s sustained release platform. With respect to future plans for AR-1105, we are currently evaluating next steps regarding clinical advancement into Phase 3 along with commercialization prospects in both Europe and the United States. We will be meeting with regulatory agencies in order to harmonize development plans across both Europe and the United States. For AR-13503 SR, we initiated a first-in-human clinical safety study in the third quarter of 2019 for the treatment of wet AMD and DME, which is currently ongoing. For preclinical AR-14034 SR, we anticipate filing an IND with the FDA in the second half of 2022 to evaluate its potential utility as a treatment for wet AMD and DME. We acquired Avizorex in 2019 and in October 2020, we initiated a Phase 2b clinical trial, named COMET-1, which is designed to test two concentrations of AR-15512. The decision whether to pursue, and the timing of, any additional preclinical research programs is subject to a number of factors and we may suspend or discontinue research programs at any time.
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
Accordingly, there can be no assurance that we will ever be able to identify or develop additional therapeutic opportunities for Rhopressa®, Rocklatan® or any product candidates or future product candidates or any uses for our existing proprietary compounds beyond glaucoma or to develop suitable potential product candidates or technologies through internal research programs, research collaboration arrangements or acquisitions, which could materially adversely affect our future growth and prospects.

Risks Related to Regulations
Regulatory approval may be substantially delayed or may not be obtained for our products in jurisdictions outside the United States or for any product candidates or future product candidates in any jurisdiction if regulatory authorities require additional time or studies to assess the safety and efficacy.
We may be unable to initiate or complete development of our products in jurisdictions outside the United States on schedule, if at all. If applicable regulatory authorities require additional time or studies to assess the safety or efficacy of any of our products or product candidates or future product candidates, we may require funding beyond the amounts currently on our balance sheet. In addition, in the event of any unforeseen costs or other business decisions, we may not have or be able to obtain adequate funding to complete the necessary steps for approval of any of our products or product candidates or future product candidates. Preclinical studies and clinical trials required to demonstrate the quality, safety and efficacy of drug products are time consuming and expensive and together take several years or more to complete. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:
•our inability to obtain sufficient funds required for a clinical trial;
•regulatory requests for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials;
•regulatory questions regarding interpretations of data and results and the emergence of new information regarding product candidates or other products;
•clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;
•failure to reach agreement with the applicable regulators regarding the scope or design of our clinical trials;
•our inability to enroll a sufficient number of patients who meet the inclusion and exclusion criteria in our clinical trials;
•our inability to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•unfavorable or inconclusive results of clinical trials and supportive non-clinical studies, including unfavorable results regarding the effectiveness or safety of product candidates during clinical trials;
•any determination that a clinical trial or product candidate presents unacceptable health risks;
•lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions;
•our inability to reach agreements on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•our inability to identify and maintain a sufficient number of sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by any of our product candidates;
•our inability to obtain approval from IRBs to conduct clinical trials at their respective sites;
•the failure of a third party to comply with applicable regulatory requirements, including site inspections and inspection readiness;
•our inability to timely manufacture or obtain from third parties sufficient quantities or quality of the product candidate or other materials required for a clinical trial; and
•difficulty in maintaining contact with patients after treatment, resulting in incomplete data.
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
The United Kingdom left the European Union on January 31, 2020, with a transitional period that ended on December 31, 2020. The U.K. MHRA has issued guidance to the effect that products having an E.U. Centralised MA as of the U.K. withdrawal date, i.e. on January 31, 2020, will be grandfathered in the United Kingdom. To this effect and subject to the completion of an administrative process, such E.U. Centralised MA will be converted by the MHRA into a national U.K. product license. Therefore, we expect Rhokiinsa® will continue to be authorised in the United Kingdom as long as we provide the MHRA with the required additional information. Because the Centralised MA for Roclanda® was received after December 31, 2020, it is subject to a different, albeit shortened, administrative process. The MHRA will review the EMA decision and have the option to reject the application.
Rhopressa® and Rocklatan® and any product candidates or future product candidates, if approved, subject us to ongoing regulatory requirements and we may face future development, manufacturing and regulatory difficulties.
Rhopressa® and Rocklatan® are, and any product candidates or future product candidates, if approved, will be, subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping, submission of safety and other post-market approval information, importation and exportation. In addition, approved products, manufacturers and manufacturing facilities are required to comply with extensive FDA and EMA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to current good manufacturing requirements (“cGMP”) requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work are required to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are also required to report certain adverse reactions and production problems, if any, to the FDA and the EMA and other similar agencies and to comply with certain requirements concerning advertising and promotion. Promotional communications with respect to prescription drugs also are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Accordingly, we may not promote any product for indications, uses or claims for which they are not approved, even though physicians may prescribe them for those uses. If we want to expand any such indications for which we may market a product, we will need to obtain additional regulatory approvals, which may not be granted.
If a regulatory agency discovers previously unknown problems with Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, such as adverse events of unanticipated severity or frequency, or problems with the facility where such product is manufactured, or disagrees with the promotion, marketing or labeling of such product, or finds that we have engaged in the promotion of off-label use, it may impose restrictions on that product or us, including requiring withdrawal of that product from the market. If either of our products fails to comply with applicable regulatory requirements, a regulatory agency may:
•issue warning letters or untitled letters;
•require product recalls;
•mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•require us or our potential future collaborators to enter into a consent decree or permanent injunction, which can include shutdown of manufacturing facilities, imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•impose other administrative or judicial civil or criminal penalties or pursue criminal prosecution;

•withdraw regulatory approval;
•refuse to approve pending applications or supplements to approved applications filed by us or by our potential future collaborators;
•impose restrictions on operations, including costly new manufacturing requirements; or
•seize or detain products.
Existing and future legislation may increase the difficulty and cost of commercializing our potential products and may affect the prices we may obtain.
•In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our potential products, restrict or regulate post-marketing activities and affect our ability to profitably sell our potential products for which we obtain regulatory approval. Government elections in the jurisdictions in which we operate could affect the changes and proposed changes regarding the healthcare system. For example, the results of the presidential and congressional elections in the United States in 2020 may result in changes to legislative and other proposals.
•In the United States, the Medicare Modernization Act (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly by establishing Medicare Part D and introduced a reimbursement methodology based on average sales prices for physician-administered drugs under Medicare Part B. In addition, this legislation provided authority for limiting the number of drugs that are covered in any therapeutic class under the Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that we receive for any of our approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payers.
•The Patient Protection and Affordable Care Act (“PPACA”) added provisions to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other things, PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole,” which is now 70% of the negotiated price. There had been efforts by former President Trump and Congress to seek to repeal all or portions of PPACA. For example, the Tax Cuts and Jobs Act (“Tax Act”) was enacted in 2017, which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. On December 18, 2019 the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and oral arguments were held on November 10, 2020, although it is unclear when a decision will be made or how the United States Supreme Court will rule. It is uncertain how this decision and other efforts to repeal and replace the PPACA will impact the PPACA and our business.
•In addition, former President Trump and Congress had indicated an intent to address prescription drug pricing and former President Trump signed Executive Orders relating to pharmaceutical pricing and importation. Given the change in administration, it is unclear whether or how the Executive Orders will be implemented by applicable regulatory agencies and it is also unclear if the Biden Administration will continue to enforce the Orders, but these actions show an increased interest by the federal government in pharmaceutical pricing and distribution. In addition, Congressional hearings have brought increased public attention to the costs of prescription drugs. Numerous bills have also been introduced in Congress by members of both parties seeking to reduce drug prices using a variety of approaches. These actions and the uncertainty about the future of the

PPACA and healthcare laws are likely to continue the downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs. While we currently do not believe the implementation of any such initiatives would negatively impact our net sales or operating margins, these initiatives are in early stages and their implementation may impact our strategies for growth in the future.
•Former President Trump and President Biden both issued Executive Orders intended to favor government procurement from domestic manufacturers. In addition, former President Trump issued an Executive Order specifically aimed at the procurement of pharmaceutical products, which instructed the federal government to develop a list of “essential” medicines and then buy those and other medical supplies that are manufactured, including the manufacture of the API, in the United States. It is unclear whether this Executive Order or something similar will be implemented by the Biden Administration.
•Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether agencies such as the FDA or Centers for Medicare and Medicaid Services will issue new guidance or interpretations, whether existing guidance or interpretations will be changed, or what the impact of such changes on our sales and promotional activities for our approved products or the marketing approvals of our potential products may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.
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
In the United States, our current and future arrangements with healthcare providers, healthcare organizations, third-party payors and customers expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our product candidates. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations, include the following:
•The Federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the Federal Anti-Kickback Statute.
•The Federal False Claims Act prohibits anyone from, among other things, knowingly presenting or causing to be presented for payment to the government, including the federal healthcare programs, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Many states have similar false claims laws. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks have resulted in the submission of false claims to governmental healthcare programs.
•Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services to obtain money or property of any healthcare benefit program.
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
If we face allegations of noncompliance with the law and encounter sanctions, our reputation, revenues and liquidity may suffer, and Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, could be subject to restrictions or withdrawal from the market.
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
Risks Related to Manufacturing
If we or third-party manufacturers fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.
Before we or a third party can begin commercial manufacturing of Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, we or the third party must obtain regulatory approval of our or their manufacturing facilities, processes and quality systems. If we or our third-party manufacturers do not have a cGMP compliance status or other comparable status acceptable to the FDA or other regulatory authority, as applicable, approval of any NDA or other application that includes those manufacturers will be delayed.
Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, we or any potential third-party manufacturer may be unable to initially pass federal, state or international regulatory inspections in a cost-effective manner. We or certain of our contract manufacturers may fail to satisfy or comply with manufacturing regulations. If we or our contract manufacturers do not have a compliance status acceptable to the FDA, regulatory approval and/or commercial supply of the active pharmaceutical ingredients of Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, will be significantly delayed and may result in significant additional costs.
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
Furthermore, changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, will require prior FDA or other regulatory review and/or approval of the manufacturing process and procedures in accordance with the FDA’s regulations or comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the launch or commercial production of a product. The new facility will also be subject to pre-approval inspection. In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that the FDA or other regulatory authority may require clinical testing as a way to prove equivalency, which would result in additional costs and delay.
While we expect to rely heavily on our own manufacturing capabilities at our Athlone plant, there will be continued reliance on third-party manufacturers for the commercialization of Rhopressa® and Rocklatan® as back-up suppliers and the development of any product candidates or future product candidates in accordance with manufacturing regulations, beyond our recent progress in internal manufacturing capabilities.
With respect to the commercial production of Rhopressa® and Rocklatan®, we currently have contractual relationships for finished product manufacturing with two vendors and are outsourcing the production of the API. To the extent we terminate our existing supplier arrangements in the future and seek to enter into arrangements with alternative suppliers, we may experience a delay in our ability to obtain our clinical or commercial supplies.
Reliance on third-party manufacturers entails risks, including:
•manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, or otherwise do not satisfactorily perform according to the terms of their agreements with us;
•delays in obtaining regulatory approval for Rhopressa® and/or Rocklatan® outside the United States or any product candidates or future product candidates, if our third-party manufacturers fail to satisfy or comply with regulatory requirements;
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
•the possible breach of the manufacturing agreement by the third party;
•product loss due to contamination, equipment failure or improper installation or operation of equipment or operator error;
•the failure of the third-party manufacturer to comply with applicable regulatory requirements; and
•the possible misappropriation of our proprietary information, including our trade secrets and know-how.
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
In addition, our manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of Rhopressa®, Rocklatan® or any product candidates or future product candidates could be interrupted, resulting in delays and additional costs. We may also have to incur other charges and expenses for products that fail to meet specifications and undertake remediation efforts.
In January 2017, we commenced establishment of our own manufacturing plant in Athlone, Ireland, and we completed the build-out during the second quarter of 2019. In January 2020 and September 2020, we received FDA approval to produce

Rocklatan® and Rhopressa®, respectively, at the Athlone manufacturing plant for commercial distribution in the United States. The Athlone manufacturing plant began manufacturing commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. The Athlone manufacturing plant has also manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan. We expect that the Athlone manufacturing plant will have adequate capacity to produce Rhopressa® and Rocklatan® for the United States as well as both the European and Japanese commercial markets. However, there can be no assurance that we will be able to successfully manufacture our final drug product on a commercial scale or in accordance with manufacturing regulations. If our manufacturing operations fail to achieve regulatory approval or to effectively produce commercial supplies of Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, or until such time we are capable of developing internal manufacturing capabilities, we will be required to rely solely on third-party manufacturers to meet our commercial manufacturing needs, which may materially adversely affect our business, results of operations or financial condition.
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
A disruption in production at our suppliers’ facilities could have a material adverse effect on our business. Disruptions or interruptions of production or operations could occur for many reasons, including accidents, unplanned maintenance or other manufacturing problems, cyber security incidents, terrorism, acts of war or political unrest, disease or public health crises, strikes or other labor unrest, transportation interruption or other unforeseen events as a result of weather, fire, natural disasters or otherwise. Additional facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production due to the need for FDA approval, each of which could negatively affect our business and financial performance. If one of our key suppliers is unable to produce our products or raw materials for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers’ needs, which may materially adversely affect our business and financial performance.
Risks Related to Our Reliance on Third Parties
If we or our collaborators are unable to successfully obtain regulatory approval and commercialize Rhopressa® and Rocklatan® in jurisdictions outside the United States, our business may be harmed.
To obtain regulatory approval and commercial success for our products in jurisdictions outside the United States, we must either conduct clinical trials and develop a sales and marketing organization in such jurisdictions or outsource these functions to third parties through collaboration agreements. While we are currently engaged in discussions with potential partners to commercialize Rhokiinsa® and Roclanda® in Europe, we have announced the Santen Agreement for the development and commercialization of Rhopressa® and Rocklatan® in Japan. We have limited experience conducting clinical trials in jurisdictions outside the United States and no experience selling, marketing or distributing any drug product in any jurisdictions outside the United States. A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. See “—Risks Related to Development and Commercialization—Failure can occur at any stage of clinical development. If the clinical trials are unsuccessful, we could be required to abandon development.” Other companies have experienced unsuccessful product launches and failed to meet expectations of market potential, including companies with significantly more experience and resources than us, and there can be no guarantee that we or our collaborators will successfully launch any product in any jurisdictions outside the United States. If we enter into a collaboration agreement, such as the Santen Agreement, our collaborator may not advance the clinical trials or commercialization milestones as quickly or as successfully as we had expected. See “—Any collaboration arrangement that we may enter into may not be successful, which could adversely affect our ability to develop and commercialize any product candidates or future product candidates or technologies or to enter new therapeutic areas.” If we pursue on our own a sales and marketing strategy in an additional jurisdiction, which may occur if a collaboration agreement does not result in a successful product launch, we would incur significant additional expenses and commit significant additional time and management resources if we were to establish and train a sales force to market and sell our products in jurisdictions outside the United States. We may not be able to successfully obtain regulatory approval or commercialize our products on our expected timing or at all despite these additional expenditures.

Factors that may inhibit our efforts to successfully obtain regulatory approval and commercialize our products outside the United States include:
•regulatory questions regarding interpretations of data and results and the emergence of new information regarding product candidates or other products;
•clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;
•failure to reach agreement with the applicable regulators regarding the scope or design of the clinical trials;
•an inability to enroll a sufficient number of patients who meet the inclusion and exclusion criteria in the clinical trials;
•an inability to compete with other pharmaceutical companies to recruit, hire, train and retain adequate numbers of effective sales and marketing personnel with requisite knowledge of our target market;
•an inability to effectively manage a geographically dispersed sales and marketing organization in such jurisdictions;
•the inability of sales personnel to obtain access to adequate numbers of eye-care professionals to prescribe any future approved products;
•failure to adhere to regulatory requirements governing the sale of products in any jurisdiction;
•unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•a delay in bringing products to market after efforts to hire and train our sales force have already commenced.
In the event we are unable to successfully market and promote our products, our business may be harmed.
Any collaboration arrangement that we may enter into may not be successful, which could adversely affect our ability to develop and commercialize our products, any product candidates or future product candidates or technologies or to enter new therapeutic areas.
We continually explore and discuss additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners and on our own. We may seek collaboration arrangements with pharmaceutical or biotechnology companies or universities for the development or commercialization of our product candidates or future product candidates or technologies. In October 2020, we entered into the Santen Agreement to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and eight other countries in Asia, as part of our globalization strategy. We are currently engaged in discussions with potential partners to commercialize Rhokiinsa® and Roclanda® in Europe. We will face, to the extent that we decide to enter into additional collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are often complicated and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish, implement and maintain collaborations or other alternative arrangements and the terms of such arrangements may not be favorable to us. If and when we collaborate with a third party for development and commercialization of a product candidate and/or technology, we can expect to relinquish some or all of the control over the future success of that product candidate and/or technology to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Accordingly, there can be no assurance that any collaboration or licensing arrangement or similar strategic transaction we enter into will result in the benefits that we anticipate.
Pursuant to the Santen Agreement, there are various development milestone and sales milestones. If Santen is not able to hit the milestones within the timeframes contemplated by the Santen Agreement, or at all, our development and commercialization efforts in Japan and the other countries will be harmed. Additionally, Santen may terminate the Santen Agreement if, among other events, there are patents issued that may prevent the commercialization of Rhopressa® and Rocklatan® and such termination would require us to repay up to approximately 85% of a $50.0 million upfront payment (the “Upfront Payment”), which Santen paid pursuant to the Santen Agreement, all development milestone payments, and 50% of the development expenses incurred by Santen. Such termination may adversely affect us financially and could harm our reputation.
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
We have entered into collaboration arrangements and intend to continue exploring the licensing of commercialization rights or other forms of collaboration outside of the United States and we have developed internal manufacturing capabilities in Ireland, both of which will expose us to additional risks of conducting business in international markets.
Entering markets outside of the United States is a component of our growth strategy. If we fail to successfully commercialize, obtain licenses or enter into collaboration arrangements with selling parties, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. As part of this strategy, we completed the build-out of our manufacturing plant in Athlone, Ireland, for additional commercial production of Rhopressa® and Rocklatan® in the second quarter of 2019. In January 2020 and September 2020, respectively, we received FDA approval to produce Rocklatan® and Rhopressa®, respectively, at the Athlone manufacturing plant for commercial distribution in the United States. The Athlone manufacturing plant began manufacturing commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. The Athlone manufacturing plant has also manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan. We expect that the Athlone manufacturing plant will have adequate capacity to produce Rhopressa® and Rocklatan® for the United States as well as both the European and Japanese commercial markets. We have entered into the Santen Agreement to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and eight other countries in Asia, and we are currently engaged in discussions with potential partners to commercialize Rhokiinsa® and Roclanda® in Europe. We also opened offices in Dublin, Tokyo and London to assist with our expected international expansion. International operations and business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:
•efforts to enter into or expand collaboration or licensing arrangements with third parties in connection with our international sales, marketing, manufacturing and distribution efforts may increase our expenses or divert our management’s attention from the acquisition or development of product candidates;
•changes in a specific country’s or region’s political and cultural climate or economic condition or changes in governmental regulations and laws;
•differing regulatory requirements for drug approvals, manufacturing and marketing internationally;
•difficulty of effective enforcement of contractual provisions in local jurisdictions;
•potentially reduced protection for intellectual property rights;
•potential third-party patent rights in countries outside of the United States;
•changes in tariffs, trade barriers and other regulatory requirements including those governing data privacy;
•divergent environmental laws and regulations;
•economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;
•compliance with tax, employment, immigration and labor laws for employees traveling abroad;
•the effects of applicable foreign tax structures and potentially adverse tax consequences (including the tax reform law that was enacted in the United States in December 2017) that create uncertainty with respect to the tax impact on our business operations and profitability;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incidental to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

•failure of our employees and contracted third parties to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act or other extra-territorial anti-bribery laws such as the U.K. Bribery Act 2010;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, tsunamis, floods, hurricanes and fires.
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
We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to oversee and conduct our clinical trials and to perform the related data collection and analysis. We expect to rely on these third parties to conduct clinical trials of any product candidates or future product candidates that we develop. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. In addition, any CRO that we retain will be subject to the FDA’s regulatory requirements or similar foreign standards and we do not have control over compliance with these regulations by these providers. Our agreements with third-party service providers are on a trial-by-trial and project-by-project bases. Typically, we may terminate the agreements with notice and are responsible for the third party’s incurred costs. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. We also rely on other third parties to store and distribute drug supplies for our clinical trials and commercial supply. Any performance failure on the part of our third-party vendors could delay, as applicable, clinical development, regulatory approval or commercialization of Rhopressa®, Rocklatan® or any product candidates or future product candidates, producing additional losses and depriving us of potential product revenue.
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
If these third parties do not successfully carry out their contractual duties or obligations and meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols according to regulatory requirements or for other reasons, our financial results and the commercial prospects for Rhopressa® and Rocklatan® and any product candidates or future product candidates, if approved, could be harmed, our costs could increase and our ability to obtain regulatory approval (as applicable) and commence product sales could be delayed.
If we fail to manage an effective distribution process in the United States or establish an effective distribution process in jurisdictions outside the United States, our business may be adversely affected.
We have established the infrastructure necessary for distributing pharmaceutical products in which third-party logistics wholesalers warehouse Rhopressa® and Rocklatan® and distribute them to pharmacies and will need to establish such infrastructures in jurisdictions outside the United States. This distribution network requires significant coordination with our sales and marketing and finance organizations, and the failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively manage the distribution process, the continued commercialization of our products could be disrupted or the commercial launch and sales of Rhopressa® and Rocklatan® in jurisdictions outside the United States, in any such case, or any product candidates or future product candidates, if approved, will be delayed or severely compromised and our results of operations may be harmed.
A significant portion of our revenue currently comes from a limited number of distributors, and any decrease in revenue from these distributors could harm our business.
A significant portion of our revenue comes from a limited number of distributors. In the year ended December 31, 2020, three distributors represented approximately 37.4%, 32.4% and 28.8% of total revenues. We further expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors in the foreseeable future. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Our dependence on a few distributors could expose us to the risk of substantial losses if any single large distributor stops purchasing our products, purchases a lower quantity of our products or goes out of business and we cannot find substitute distributors on equivalent terms without delays, if at all. While we may be able to shift our business to one of our other existing distributors or to a new distributor, there may be disruption in the interim. In addition, any reduction in the prices we receive for our products could adversely impact our revenues and financial condition. If we lose our relationship with any of our significant distributors, we could experience delays in the distribution of our products and could also experience declines in our revenues which in turn could materially adversely affect our business, results of operations or financial condition.
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
Our intellectual property includes issued patents and pending patent applications for compositions of matter, pharmaceutical formulations, methods of use, medical devices and synthetic methods. As of December 31, 2020, we owned 51 patents and have 47 pending patent applications in the United States and certain foreign jurisdictions for Rhopressa® and Rocklatan®. Patent protection for Rocklatan® includes the U.S. patents that cover Rhopressa®. The patents cover composition of matter and method of use. As of December 31, 2020, we owned and had pending patent applications in the United States and certain foreign jurisdictions for our product candidates. Our exclusive license regarding AVX-012 provides us with exclusive rights in patents covering pharmaceutical compositions of AVX-012 and its use in treating dry-eye in the United States and pending patent applications internationally. Furthermore, as of December 31, 2020, for AR-1105 we had one issued pending and one pending patent application in the United States and eight pending patent applications internationally. With respect to AR-13503, we owned 41 patent applications in the United States and internationally as of December 31, 2020. See “Business—Intellectual Property” for further information about our issued patents and patent applications.

Patents that we own or may license in the future do not necessarily ensure the protection of our intellectual property for a number of reasons, including without limitation the following:
•our patents may not be broad or strong enough to prevent competition from other products that are identical or similar to Rhopressa® and Rocklatan®;
•there can be no assurance that the term of a patent can be extended under the provisions of Patent Term Extension (“PTE”) afforded by U.S. law or similar provisions in foreign countries, where available;
•our issued patents and patents that we may obtain in the future may not prevent generic entry into the markets for Rhopressa® and Rocklatan®;
•we do not currently own or control foreign patents issued outside of Australia, Canada, Europe and Japan that would prevent generic entry into those markets for Rhopressa® and Rocklatan®;
•we may be required to disclaim part of the term of one or more patents;
•there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;
•there may be prior art of which we are aware, which we do not believe affects the validity or enforceability of a patent claim, but which, nonetheless, ultimately may be found to affect the validity or enforceability of a patent claim;
•there may be other patents issued to others that will affect our freedom to operate;
•if our patents are challenged, a court of competent jurisdiction could determine that they are invalid or unenforceable;
•there might be a significant change in the law that governs patentability, validity and infringement of our patents that adversely affects the scope of our patent rights;
•a court of competent jurisdiction could determine that a competitor’s technology or product does not infringe our patents; and
•our patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations or could be subject to compulsory licensing.
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
Our commercial success will depend significantly on maintaining and expanding patent protection for Rhopressa® and Rocklatan® and any product candidates or future product candidates, as well as successfully defending our current and future patents against third-party challenges. As of December 31, 2020, we owned 128 patents and have 132 pending patent applications in the United States and certain foreign jurisdictions relating to Rhopressa®, Rocklatan® and our previously discontinued product candidates and other proprietary technology. See “Business—Intellectual Property” included elsewhere in this report for further information about our issued patents and patent applications. Our issued patents include 51 patents for composition of matter and method of use covering Rhopressa® in the United States and certain foreign jurisdictions. These patents also cover Rocklatan® to the extent that Rhopressa® forms a part of Rocklatan®. The remainder of our portfolio is made up of patents covering previously discontinued product candidates and other proprietary technology and pending patent applications that have not yet been issued by the U.S. Patent and Trademark Office (the “USPTO”), or any other jurisdiction that covers Rhopressa®, Rocklatan® or our previously discontinued product candidates or other proprietary technology.
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
We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and disrupt the commercialization of or increase the costs of commercializing Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved.
Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. If patents issued to other companies contain blocking, dominating or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative non-infringing technology and cease practicing those activities, including potentially manufacturing or selling any products deemed to infringe those patents. There could be issued patents of which we are not aware that Rhopressa®, Rocklatan® or any product candidates infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe.
Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that Rhopressa®, Rocklatan®, Rhokiinsa®, Roclanda® or any product candidates or future product candidates infringe. For example, pending applications may exist that claim or can be amended to claim subject matter that Rhopressa®, Rocklatan®, Rhokiinsa®, Roclanda® or any product candidates or future product candidates infringe. Competitors may file continuing patent applications claiming priority to already issued patents in the form of continuation, divisional, or continuation-in-part applications, in order to maintain the pendency of a patent family and attempt to cover Rhopressa®, Rocklatan®, Rhokiinsa®, Roclanda® or any product candidates or future product candidates.

Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that Rhopressa®, Rocklatan®, Rhokiinsa®, Roclanda® or any product candidates or future product candidates or methods either do not infringe the claims of the relevant patent or that the patent claims asserted are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable and cover our products or their use, the holders of any of these patents may be able to block our ability to commercialize Rhopressa®, Rocklatan®, Rhokiinsa®, Roclanda® or any product candidates or future product candidates, if approved, unless we acquire or obtain a license under the applicable patents or until the patents expire. We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing one or more of our current products and potential products or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.
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
We assigned the trade names Rhopressa® and Rocklatan® to our now FDA-approved products. The EC granted Centralised MAs for Rhopressa® (which will be marketed under the trade name Rhokiinsa®) in November 2019 and for Rocklatan® (which will be marketed under the trade name Roclanda®) in January 2021. Any other names we intend to use for our product candidates or any future product candidates will require approval from the FDA and applicable non-U.S. regulatory authorities regardless of whether we have secured a formal trademark registration from the USPTO or applicable non-U.S. regulatory authorities. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. Regulatory authorities outside the United States conduct their own investigations. If the FDA or applicable non-U.S. authorities object to any of our proposed product names for any product candidates or future product candidates, we may be required to adopt an alternative trade name.
If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation extending the terms of our patents for Rhopressa®, Rocklatan®, Rhokiinsa®, Roclanda® or any product candidates or future product candidates, our business may be materially harmed.
Depending upon the timing, duration and specifics of FDA regulatory approval for Rhopressa® and Rocklatan® and any product candidates or future product candidates, one or more of our U.S. patents may be eligible for limited PTE under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. PTEs, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA.
The application for PTE is subject to approval by the USPTO, in conjunction with the FDA. It takes at least six months to obtain approval of the application for PTE. A PTE application pursuant to 35 USC §156 (section 156) was filed February 8, 2018 seeking an extension of U.S. patent number 8,394,826 (the “‘826 patent”). The ‘826 patent covers Rhopressa® and

Rocklatan®, and is presently expected to expire November 20, 2030, though the date may be extended if the ‘826 patent PTE application is granted. To date there have been two official substantive actions on the ‘826 patent PTE application. On September 18, 2018 the USPTO confirmed that ‘826 patent is eligible for PTE under section 156. On May 13, 2019, the FDA confirmed that Rhopressa® was subject to the required FDA approval and that the PTE application was filed timely. We expect the FDA and USPTO will complete the PTE application review in late 2020; however, it is not possible to predict with certainty when the PTE will become official, if at all.
Similarly, Europe provides a mechanism for patent owner to regain a portion of patent grant time lost due to product development and the European regulatory review process. Pursuant to Regulation (EC) No 469/2009 of the European Parliament, the patent owner may file for a Supplementary Protection Certificate (“SPC”) on a country-by-country basis in order to regain such lost patent grant time. Unlike the U.S. PTE, an SPC does not extend the expiration date of a European patent, but is limited to the scope of the marketing authorisation. Rather, it provides to the patent owner all of the rights the European patent provided to the patent holder for up to five (5) years from the expiration of the European patent. Upon approval of Rhokiinsa® in Europe, Aerie has filed for SPCs in a number of E.U. countries for EP Patent 3053913. SPCs have been granted in Italy, Ireland and The Netherlands, and are presently pending in Germany, France, Spain, Belgium, and Great Britain.
Risks Related to Our Financial Position and Need for Additional Capital
We have limited revenue and may never become profitable.
We have a limited operating history and began commercializing our first product Rhopressa® in the United States in April 2018, and our second product Rocklatan® in the United States in May 2019. We have never been profitable and only have two products approved for commercial sale. Even though we received FDA approval, began commercial sales for these two products in the United States and received the Centralised MAs for Rhokiinsa® and Roclanda® from the EC, we are still in the process of obtaining additional regulatory approvals in jurisdictions outside the United States and there is no guarantee that either product will be approved in any such jurisdictions.
Our ability to generate product revenue depends on a number of factors, including our ability to:
•maintain an acceptable price for each of Rhopressa® and Rocklatan® in the United States;
•set acceptable net prices for our glaucoma products outside the United States that allow for adequate profitability, in a stand-alone or partnered environment;
•set an acceptable price for any product candidates or future product candidates, if approved, and obtain adequate coverage and reimbursement from third-party payers;
•manufacture or obtain commercial quantities of Rhopressa® and Rocklatan® and any product candidates or future product candidates, if approved, at acceptable cost levels;
•successfully market and sell Rhopressa® and Rocklatan® and any product candidates or future product candidates, if approved, in the United States and other jurisdictions; and
•successfully complete clinical development, and receive regulatory approval, for our product candidates and any future product candidates.
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
Our ability to become and remain profitable depends on our ability to generate revenue. Although we have generated revenues from the sales of our products, even if we were able to continue to generate revenues from our products and to generate revenues from product candidates or future product candidates, if approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could materially impair our ability to raise funds, expand our business or continue our operations.
We have incurred net losses since inception and anticipate that we will continue to incur net losses until such a time when Rhopressa® and Rocklatan® generate adequate net revenues to cover operating costs and expenses, if at all.
We have incurred losses in each year since our inception in June 2005. Our net losses were $183.1 million, $199.6 million and $232.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $1,079.1 million.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have devoted the majority of our historical financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and issuance of convertible debt, including the completion of our initial public offering (“IPO”) in October 2013, the issuance of $125.0 million aggregate principal amount of convertible notes (the “2014 Convertible Notes”) to Deerfield in September 2014, which were converted into shares of common stock in July 2018, the issuance of $316.25 million of 1.50% convertible notes due 2024 (the “Convertible Notes”) in September 2019, and the issuance and sale of common stock pursuant to our registration statements on Form S-3 and prior “at-the-market” sales agreements. Our products will continue to require significant marketing efforts and substantial investment to maintain and increase revenues. Any product candidates or future product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.
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
We may need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of Rhopressa®, Rocklatan® or any product candidates or future product candidates.
Our operations have consumed substantial amounts of cash since inception. In October 2013, we received net proceeds from our IPO of approximately $68.3 million, after deducting underwriting discounts and commissions and expenses. Since our IPO through December 31, 2020, we have raised additional net proceeds of approximately $122.9 million from the issuance of the 2014 Convertible Notes, which were converted into shares of common stock in July 2018, approximately $308.3 million from the issuance of the Convertible Notes and approximately $487.7 million through the issuance and sale of common stock under our shelf registration statements on Form S-3 and prior “at-the-market” sales agreements.
We may need to obtain additional financing to fund our future operations. Additionally, we may need to obtain additional financing to conduct additional trials for the approval of Rhopressa® and Rocklatan® in additional jurisdictions or any product candidates or future product candidates, and for completing the development of any additional product candidates or technologies and executing our international expansion strategy. Moreover, our fixed expenses, such as rent and other contractual commitments, are substantial and are expected to increase in the future, and we also expect to incur increased expenses as we expand our employment base.
Our future funding requirements will depend on many factors, including, but not limited to:
•the amount of sales and other revenues from Rhopressa® and Rocklatan® and any product candidates or future product candidates, if approved, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement;
•selling and marketing costs associated with Rhopressa® and Rocklatan® and any product candidates or future product candidates, if approved, including the cost and timing of expanding our marketing and sales capabilities;
•our commercial success with our commercialized products and any product candidates or future product candidates, if approved;
•the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•cash requirements of any future acquisitions and/or the development of other product candidates or technologies;
•the progress, timing, scope and costs of our clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;
•the time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities;
•the time and cost necessary to increase internal manufacturing capabilities or arrangements with third-party manufacturers;
•costs of any new business strategies;
•the costs of operating as a public company;
•the time and cost necessary to respond to technological and market developments; and
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
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
As of December 31, 2020, we had $316.25 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have important consequences, including the following:
•impairing our ability to successfully continue to commercialize Rhopressa® or Rocklatan® and commercialize any product candidates or future product candidates, which would prevent us from generating a source of revenue and becoming profitable;
•limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, potential acquisitions, debt obligations and other general corporate requirements, and making it more difficult for us to satisfy our obligations with respect to any such additional financing;
•increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors with no debt obligations or with debt obligations on more favorable terms;

•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business; and
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes.
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
In accordance with FASB Accounting Standards Codification (“ASC”) Topic 470, Debt, the initial liability carrying amount of the Convertible Notes is the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We reflect the difference of approximately $128.4 million between the net proceeds from the Convertible Notes and the initial carrying amount as a debt discount for accounting purposes, which is being amortized into interest expense over the term of the Convertible Notes. In addition, the debt issuance costs relating to the Convertible Notes were allocated to debt and equity components in proportion to the allocation of proceeds. Issuance costs of $5.5 million were recorded as debt issuance costs in the net carrying value of Convertible Notes. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes. The remaining issuance costs of $3.7 million were recorded as additional paid-in capital and such amounts are not subject to amortization. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our common stock.
In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted, with the potential of any excess in shares of common stock, we will soon no longer be eligible to use the treasury stock method to reflect the shares underlying the Convertible Notes in our diluted earnings per share. Under the treasury stock method, if the conversion value of the Convertible Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Convertible Notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the Convertible Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Notes does not exceed their principal amount for a reporting period, then the shares of common stock underlying the Convertible Notes will not be reflected in our diluted earnings per share. In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. This would reduce non-cash interest expense, and thereby decrease net loss (or increase net income). Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares and the if-converted method will be required. ASU 2020-06 will become effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Application of the “if-converted” method may reduce our reported diluted earnings per share.
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
In order to raise additional funds to support our operations, business strategies and growth, or if we decide based on ongoing forecast updates, new strategic initiatives, market conditions or for other reasons that additional financings are desirable or needed, we may sell additional equity or debt securities. The issuance of additional equity would result in dilution to all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.
Our relatively short operating history may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.
We were incorporated and commenced active operations in the second quarter of 2005. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our product candidates and advancing Rhopressa® and Rocklatan® to FDA approval and commercial launch. In addition, we have been manufacturing our products for a relatively short amount of time. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We have relatively recently transitioned from a company with solely a product development focus to a company capable of supporting commercial and manufacturing activities and we may not be successful with these endeavors.
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
As of December 31, 2020, we had U.S. federal and state net operating losses (“NOLs”) of approximately $585.4 million and $561.7 million, respectively. If not utilized, federal NOLs that arose before 2018 and state NOLs begin to expire at various dates beginning in 2031 and 2023, respectively. Federal NOLs that arose on or after January 1, 2018 can be carried forward indefinitely to be utilized against future income, but can only be used to offset a maximum of 80% of our federal taxable income in any year. Our federal and state NOLs are included as deferred tax assets and have been fully offset by a valuation allowance as of December 31, 2020. As of December 31, 2020, we also had foreign NOLs of $98.9 million which are available solely to offset taxable income of our foreign subsidiaries, subject to any applicable limitations under foreign law.
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
Risks Related to Our Business Operations and Industry
The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as COVID-19, could adversely affect our business, results of operations and financial condition.
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
The COVID-19 pandemic may continue to affect demand for our products because quarantines or other government restrictions on movements have caused and continue to cause changes in demand. Many eye-care professionals’ offices are operating with reduced capacity and there is uncertainty if or when they will return to full capacity. Patients may continue to change the quantities in, or the frequency with, which they order our products. Additionally, patients may not visit their eye-care professionals for an extended period of time due to logistical issues or safety concerns, resulting in fewer new diagnoses or prescriptions as the COVID-19 pandemic continues to progress. Our sales force is also limited in its ability to meet with current and potential prescribers, which may negatively affect sales. Our current efforts to utilize virtual tools to remain in contact with eye-care professionals, in addition to face-to-face meetings, may not be adequate to address any negative effect on sales. If the overall economy is negatively affected, including by entering into a recession, current and potential patients may alter their spending patterns and may have less disposable income with which to spend on prescriptions, amongst other changes. The changes in eye-care professional and patient behavior could have a material adverse effect on our results of operations.
The COVID-19 pandemic may also disrupt our third-party partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include the suppliers of our active pharmaceutical ingredient, suppliers of our finished product and clinical research organizations. While we have not observed disruptions to date with respect to any such third party, as the COVID-19 pandemic progresses as a result of transport restrictions related to quarantines, travel bans or other governmental actions may cause our global supply to become constrained.
The progress of the COVID-19 pandemic may disrupt our clinical operations and regulatory approvals. We are in the process of advancing our products towards approval in jurisdictions outside the United States and advancing our product candidates towards regulatory approval. We also have applications for regulatory approval pending. We do not yet know whether or how the progress of the COVID-19 pandemic will affect our clinical operations, including enrollment of clinical trials, or the timing of regulatory approvals.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of COVID-19; the effect on eye-care professionals and patients and demand for our products; our ability to sell and provide our products, including as a result of people staying home, the health and safety of our employees and any closures of our offices and our manufacturing plant in Athlone, Ireland, our eye-care professionals’ offices and regulatory agencies, all of which are uncertain and cannot be predicted. In addition, the financial markets are currently volatile due to the market conditions discussed above. Conditions in the financial and credit markets may limit the availability of liquidity or increase the cost of such liquidity, which could adversely affect our business, financial position and results of operations. COVID-19, and the volatile economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this section, including our ability to achieve market acceptance of our products, our competitiveness, our reliance on third parties, our dependence on key personnel, our risks related to security breaches and other cybersecurity risks and our manufacturing capabilities. An extended period of global supply chain and economic disruption could materially adversely affect our business, our results of operations, our access to sources of liquidity, our financial condition and the price of our common stock.
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
Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Vicente Anido, Jr., our Chairman of the Board of Directors and Chief Executive Officer, Thomas A. Mitro, our President and Chief Operating Officer, Richard J. Rubino, our Chief Financial Officer, Casey C. Kopczynski, our Chief Scientific Officer, David A. Hollander, our Chief Research & Development Officer, John LaRocca, our General Counsel, or Kathleen McGinley, our Chief Human Resources Officer and Vice President, Corporate Services, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not currently carry “key person” insurance on the lives of members of executive management. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
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
Interest rates and the ability to access credit markets could also adversely affect the ability of patients, payers and distributors to purchase, pay for and effectively distribute Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved. Similarly, these macroeconomic factors could affect the ability of our contract manufacturers, sole-source or single-source suppliers, collaboration partners or licensees to remain in business or otherwise develop, manufacture or supply product. Failure by any of them to remain in business could affect our ability to manufacture Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, or develop additional product candidates or technologies.

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
Business interruptions could delay the development of our potential products and our manufacturing activities and could disrupt our potential sales.
Our principal executive office and research facility is located in Durham, North Carolina, our regulatory, commercial support and other administrative activities are located in Irvine, California and our clinical, finance and legal operations are located in Bedminster, New Jersey. We also lease space for a manufacturing plant in Athlone, Ireland, and small offices in Ireland, the United Kingdom and Japan. We are vulnerable to natural disasters, such as severe storms, and other adverse events that could disrupt our operations. We carry limited insurance for natural disasters and other adverse events, and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.
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
In addition, there is a risk created by our lack of redundancy across our systems and if any of these events were to occur, this could result in a loss of materials that would be difficult to replace, such as proprietary information including intellectual property and business information and/or customer, supplier, employee, business partner and, in certain instances, patient personally identifiable information. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture Rhopressa® and Rocklatan®, and similar events relating to their systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of Rhopressa® and Rocklatan® and the further development of any product candidates or future product candidates could be delayed.
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
The E.U. member states, Switzerland, Japan and other countries have established, or are in the process of establishing, legal frameworks for privacy and data security that impose significant compliance obligations with which our customers, our vendors or we must comply. For example, the E.U. General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018, imposes strict requirements on data controllers and processors of personal data. The GDPR is wide-ranging in scope and imposes numerous requirements, including requirements relating to processing sensitive data (including health, biometric and genetic information), obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. In addition, the GDPR grants individuals an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union, including to the United States and other regions.
The GDPR imposes new fines and penalties for a breach of requirements, which may result in significant fines of up to 4% of annual global revenues, or €20.0 million, whichever is greater. Compliance with the GDPR is a rigorous and time-intensive process that has increased our cost of doing business and required us to change our business practices, in particular as regards data processing in the context of clinical trials. As a result of the implementation of the GDPR, we were required to put in place additional mechanisms to ensure compliance with the new data protection rules, although there is a risk that the measures will not be implemented correctly or that individuals within our business will not be fully compliant with the new procedures. If there are any breaches of these measures, we could face significant administrative and monetary sanctions as well as reputational damage, which may have a material adverse effect on our business.

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
We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates. We face an additional risk from our commercial sales of Rhopressa® and Rocklatan® and will face further risk to the extent we commercialize any product candidates or future product candidates, if approved. We maintain primary product liability insurance and excess product liability insurance that cover our clinical trials, and we have and plan to maintain insurance against product liability lawsuits for commercial sale of Rhopressa® and Rocklatan® and any product candidates or future product candidates, if approved. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials or commercial use of Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, for which our insurance coverage may not be adequate, and the cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial.
For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved. Regardless of the merits or eventual outcome, liability claims may result in:
•reduced resources of our management to pursue our business strategy;
•decreased demand for Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•termination of clinical trial sites or entire trial programs;
•initiation of investigations by regulators;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•significant costs to defend resulting litigation;
•diversion of management and scientific resources from our business operations;
•substantial monetary awards to trial participants or patients;
•loss of revenue; and
•the inability to commercialize any products that we may develop.

We increased our insurance coverage when each of Rhopressa® and Rocklatan® received FDA approval. However, the product liability insurance we will need to maintain in connection with the continued commercial sales of Rhopressa® and Rocklatan® and any product candidates or future product candidates if and when they receive regulatory approval, may be unavailable in adequate amounts or at a reasonable cost. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could inhibit the continued commercial production and sale of Rhopressa® or Rocklatan® or any product candidates or future product candidates if and when they obtain regulatory approval, which could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.
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
On an annual basis, the U.S. Congress must approve budgets that govern spending by the federal agencies, including the FDA. If Congress cannot agree on a budget, or if the President vetoes a budget approved by Congress, then the federal government may be shut down and non-essential federal employees, including many FDA employees, may be furloughed. Such a shutdown would prevent the FDA from performing many of its duties, which are crucial to our business. For example, on December 22, 2018, due to a lapse in appropriations for the federal government, most of the federal government was shut down, including many functions of the FDA, and most federal employees were furloughed for several weeks. Any future government shutdown could affect, among other things, the FDA approval process of one or more of our product candidates or future product candidates, or the ability of the FDA to inspect a manufacturing facility supporting our business, each of which could have a material adverse effect on our business.
Risks Related to Ownership of Our Common Stock
The market price of our common stock has been, and may continue to be, highly volatile.
Our stock price has been volatile and is likely to continue to be volatile. The following factors, in addition to other factors described elsewhere in this “Risk Factors” section, may have a significant impact on the market price of our common stock:
•overall company profitability and ability to generate positive cash flows;
•our ability to maintain adequate product supply to meet demand at an acceptable per unit cost;
•our ability to obtain regulatory approval in jurisdictions outside the United States;
•our ability to obtain and maintain successful collaboration arrangements;
•the results of our testing and clinical trials for our product candidates and future product candidates;
•announcements of therapeutic innovations or new products by us or our competitors;
•adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•any adverse changes to our relationships with manufacturers, suppliers or licensees;
•the results of our efforts to develop, acquire or license additional product candidates or technologies;
•changes in laws or regulations;
•any intellectual property infringement actions in which we may become involved;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•changes in financial estimates or recommendations by securities analysts;
•trading volume of our common stock;
•sales of our common stock by us or our stockholders in the future;
•general economic and market conditions and overall fluctuations in the capital markets;

•changes in accounting principles; and
•the loss of any of our key scientific or management personnel.
In addition, the stock market, in general, and pharmaceutical and biotechnology companies have historically experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Further, any decline in the financial markets and related factors beyond our control may cause our stock price to decline rapidly and unexpectedly.
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
Our officers and directors, and stockholders who own more than 5% of our outstanding common stock, beneficially own approximately 18.2% of our common stock as of December 31, 2020. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with ownership concentration. Some of our stockholders may be able to influence or determine matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.
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
Provisions in our amended and restated certificate of incorporation and our bylaws, as well as provisions of the Delaware General Corporation Law (“DGCL”), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:
•establishing a classified board of directors such that not all members of the board are elected at one time;
•allowing the authorized number of our directors to be changed only by resolution of our board of directors;
•limiting the removal of directors by the stockholders;
•authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•eliminating the ability of stockholders to call a special meeting of stockholders;
•establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and
•requiring the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal our bylaws.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office and research facility is located in Durham, North Carolina, our regulatory, commercial support and other administrative activities are located in Irvine, California, and our clinical, finance and legal operations are located in Bedminster, New Jersey. We also lease space for a manufacturing plant in Athlone, Ireland. Our Durham, North Carolina, facility consists of approximately 61,000 square feet of laboratory and office space under leases that expire between January 2022 and June 2024 and our Irvine, California, location consists of approximately 37,300 square feet of office space under a lease that expires in January 2022. Our Bedminster, New Jersey, location consists of approximately 34,000 square feet of office space under a lease that expires in October 2029. Our manufacturing plant in Athlone, Ireland, consists of approximately 30,000 square feet of interior floor space and is under lease through at least September 2027. We may require additional space and facilities as our business expands.
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
Stockholders
As of February 19, 2021, we had 46,917,133 shares of common stock outstanding held by approximately 211 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph
The following graph illustrates a comparison of the five-year cumulative total stockholder return on our common stock since December 31, 2015 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2015, in our common stock and in each index. It also assumes reinvestment of dividends, if any. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Five-Year Cumulative Total Return*
Among Aerie Pharmaceuticals, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
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
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data for the periods and as of the dates indicated. You should read the following selected financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. We have derived the statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this report. We have derived the statements of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017 and 2016 from our audited consolidated financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	YEAR ENDED DECEMBER 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Product revenues, net (1)	$83,138	$69,888	$24,181	$—	$—
Total revenues, net	83,138	69,888	24,181	—	—
Costs and expenses:
Cost of goods sold(2)	25,333	4,833	641	—	—
Selling, general and administrative	137,184	138,402	120,614	56,905	34,706
Pre-approval commercial manufacturing(3)	2,304	22,767	26,545	16,710	9,772
Research and development(4)	74,007	91,378	86,123	72,078	52,394
Total costs and expenses	238,828	257,380	233,923	145,693	96,872
Loss from operations	(155,690)	(187,492)	(209,742)	(145,693)	(96,872)
Other income (expense), net(5)	(22,166)	(12,179)	(22,824)	(1,170)	(1,994)
Loss before income taxes	(177,856)	(199,671)	(232,566)	(146,863)	(98,866)
Income tax expense (benefit)(6)	5,245	(90)	3	(1,758)	193
Net loss	$(183,101)	$(199,581)	$(232,569)	$(145,105)	$(99,059)
Net loss per common share—basic and diluted	$(3.99)	$(4.39)	$(5.58)	$(4.11)	$(3.40)
Weighted average number of common shares outstanding—basic and diluted	45,897,255	45,427,154	41,663,958	35,324,472	29,135,583

(1)We launched our first product, Rhopressa®, in the United States in April 2018 and commenced generating product revenues in the second quarter of 2018. We launched Rocklatan® in the United States in May 2019 and commenced generating product revenues in the second quarter of 2019.
(2)Our cost of goods sold for the year ended December 31, 2020 was unfavorably impacted by idle capacity costs due to underutilization at the Athlone manufacturing plant due to the startup of the facility and inventory write-offs, which increased the cost of goods sold by $17.0 million and $2.3 million, respectively.
(3)We received regulatory approval in January 2020 and September 2020 to produce Rocklatan® and Rhopressa®, respectively, at our Athlone manufacturing plant for commercial distribution in the United States. The cost of Rocklatan® and Rhopressa® produced by the Athlone manufacturing plant for commercial distribution following regulatory approval to produce such products for commercial distribution in the United States was capitalized as inventory or expensed to cost of goods sold. Further, we also received regulatory approval for our additional Rocklatan® drug product contract manufacturer to produce such product for commercial distribution in the United States, which began to supply commercial product for commercial distribution in the United States in the first quarter of 2020. The cost of commercial Rocklatan® produced by the additional contract manufacturer following regulatory approval was capitalized as inventory.
(4)We recorded $10.2 million in expenses in the fourth quarter of 2019 associated with the acquisition of Avizorex.
(5)Includes interest expense related to the amortization of issuance costs and fees incurred on the July 2018 and May 2019 tranches of the $200 million senior secured delayed draw term loan facility (the “credit facility”), which was terminated in September 2019, as well as the stated interest and amortization of debt discount and issuance costs related to the Convertible Notes.
(6)Includes $5.0 million in withholding tax incurred in the fourth quarter of 2020 related to the $50.0 million Upfront Payment, which Santen paid pursuant to the Santen Agreement.

	AS OF DECEMBER 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$151,570	$143,940	$202,818	$197,569	$197,945
Total Investments	88,794	165,250	—	52,086	35,717
Short-term	88,794	165,250	—	52,086	35,717
Total assets	402,045	452,608	285,044	290,276	248,254
Convertible notes, net	210,373	188,651	—	123,845	123,539
Total stockholders’ equity	23,968	166,950	227,806	135,599	105,344

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in Part I, Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods. Refer to Item 7. of our Form 10-K issued on February 24, 2020 for prior year discussion related to fiscal 2018.
Overview
We are an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, ocular surface diseases, retinal diseases and potentially other diseases of the eye.
U.S. Commercial Products
Our strategy is to successfully commercialize our FDA-approved products, Rhopressa® and Rocklatan®, which are sold in the United States and comprise our glaucoma franchise. Our commercial team responsible for sales of Rhopressa® and Rocklatan® is targeting eye-care professionals throughout the United States, and with the addition of a contract sales organization and a separate telesales team, we are able to reach over 16,000 eye-care professionals.

Rhopressa® is a once-daily eye drop designed to reduce elevated IOP in patients with open-angle glaucoma or ocular hypertension. Rhopressa® is taken in the evening and has shown in preclinical and clinical trials to be effective in reducing IOP, with a favorable safety profile.
The active ingredient in Rhopressa®, netarsudil, is an Aerie-owned ROCK inhibitor. Using this MOA, Rhopressa® increases the outflow of aqueous humor through the TM, which accounts for approximately 80% of fluid drainage from the healthy eye and is the diseased tissue responsible for elevated IOP in glaucoma. We believe that Rhopressa® represents the first of a new drug class for reducing IOP in patients with glaucoma in over 20 years.

Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, the most commonly prescribed drug for the treatment of patients with open-angle glaucoma. Rocklatan® is also taken in the evening, and similar to Rhopressa®, has shown in preclinical and clinical trials to be effective in reducing IOP, with a favorable safety profile.
Based on our clinical data, we believe that Rocklatan® has the potential to provide a greater IOP-reducing effect than any glaucoma medication currently marketed in the United States. We also believe that Rocklatan® competes with both PGA and non-PGA therapies and may over time become the product of choice for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite using currently available therapies.

Outside the United States
Our strategy also includes developing business opportunities outside of the United States, including successfully commercializing Rhopressa® and Rocklatan® in Europe and obtaining regulatory approval in Japan and other countries in Asia, and our globalization plan is well underway.
In Europe, Rhokiinsa® was granted a Centralised MA by the EC in November 2019 and Roclanda® was granted a Centralised MA by the EC in January 2021, which followed the EMA’s CHMP adopting a positive opinion recommending approval of the MAA for Roclanda® in November 2020.
We reported positive interim topline 90-day efficacy data in September 2020 for our Phase 3b clinical trial for Roclanda®, named Mercury 3, which we believe is important to the execution of our strategy in Europe. As a result of the positive Mercury 3 results and the Roclanda® approval in Europe, third parties expressed interest in a potential commercialization partnership in and potentially beyond Europe. We are currently engaged in discussions with potential partners, while we are simultaneously preparing on our own for pricing discussions in Germany.
In Japan, we entered into the Santen Agreement in October 2020 to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and eight other countries in Asia. We initiated a Rhopressa® Phase 3 clinical trial in December 2020, the first of three expected Phase 3 clinical trials in Japan. Clinical trials for Rocklatan® have not yet begun.
Glaucoma Product Manufacturing
We have a sterile fill production facility in Athlone, Ireland, for the production of our FDA approved products and clinical supplies with the goal of having the Athlone manufacturing plant supply our ophthalmic products in all markets for which we received regulatory approval and are commercialized. The Athlone manufacturing plant began manufacturing commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. Shipments of commercial supply of Rocklatan® and Rhopressa® from the Athlone manufacturing plant to the United States commenced in the third quarter of 2020 and in the fourth quarter of 2020, respectively. The Athlone manufacturing plant has also manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan. As the Athlone manufacturing plant commenced operations in 2020, it has not yet reached full capacity. We expect that the Athlone manufacturing plant will have adequate capacity to produce Rhopressa® and Rocklatan® in the United States as well as for both the European and Japanese commercial markets, if approved for commercial distribution in those markets. We may continue to use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States, but at reduced levels compared to before the Athlone manufacturing plant was operational.
Product Candidates and Pipeline
Our strategy also includes enhancing our longer-term commercial potential by identifying and advancing additional product candidates through our internal discovery efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional ophthalmic products or technologies or product candidates that complement our current product portfolio.
AR-15512 is our product candidate for the treatment of dry eye disease, acquired in late 2019, for which we initiated a Phase 2b clinical trial named COMET-1 in October 2020. Furthermore, we are developing three sustained-release implants focused on retinal diseases, AR-1105, AR-13503 SR and AR-14034 SR. For AR-1105, we successfully completed a large Phase 2 clinical trial for patients with macular edema due to RVO in July 2020, which indicates sustained efficacy of up to six months, an important achievement in validating the potential capabilities of Aerie’s sustained release platform. With respect to future plans for AR-1105, we are currently evaluating next steps regarding clinical advancement into Phase 3 along with commercialization prospects in both Europe and the United States. For AR-13503 SR, we initiated a first in-human clinical safety study in the third quarter of 2019 for the treatment of wet AMD and DME, which is currently ongoing. In addition, we are also working to advance our preclinical sustained-release retinal implant, AR-14034 SR, for which we anticipate filing an IND with the FDA in the second half of 2022.
We discovered and developed the active ingredient in Rhopressa® and Rocklatan®, netarsudil, and AR-13503 through a rational drug design approach that coupled medicinal chemistry with high content screening of compounds in proprietary cell- based assays. We selected and formulated netarsudil for preclinical in vivo testing following a detailed characterization of over 3,000 synthesized ROCK inhibitors, a number that has since grown to approximately 4,000.
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
While many eye-care professionals’ offices are operating at reduced capacity, we are using a combination of in-person and virtual tools and resources to remain in contact with eye-care professionals. Aerie territory managers are experiencing successful engagement with eye-care professionals through either traditional face-to-face office meetings or virtual resources. Our sales force is interactively communicating with physicians via different technological platforms and local peer-to-peer educational meetings are primarily being implemented via webinars. Certain geographic communities have resumed in-person speaker programs, while adhering to strict national guidelines with appropriate social distancing. As part of the support of the eye-care community, our territory managers are either delivering or arranging for delivery of product samples to the eye-care professionals’ offices when needed. Further, with the addition of a contract sales organization and a separate telesales team, we are able to reach over 16,000 eye-care professionals.
We have observed no disruptions to date in the supply chain for the production of Rhopressa® and Rocklatan®. We believe we have approximately three years of starting materials and API in inventory, and adequate supply of finished product on hand to support our commercial efforts for at least the next six months. Production of Rhopressa® and Rocklatan® is continuing.
Although there was a decline in total prescription volumes in April 2020, as seen within the entire pharmaceutical market according to IQVIA data, primarily due to the impact of the COVID-19 pandemic, our sales volumes have increased each successive quarter as compared to the first quarter of 2020 for both Rhopressa® and Rocklatan®. We are diligently managing our expenses, including reducing travel and meeting expenses.
Regarding our globalization strategy, in Japan, we entered into the Santen Agreement in October 2020 to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and eight other countries in Asia, held a meeting with the Japanese PMDA in April 2020 to discuss Phase 3 clinical trial designs for Rhopressa®, in which the first of three Rhopressa® Phase 3 clinical trials commenced in the fourth quarter of 2020, as discussed in “—Outside the United States” above and Note 13 to our consolidated financial statements included elsewhere in this report for further discussion. In Europe, Roclanda® was granted a Centralised MA by the EC in January 2021, while the six-month efficacy data for the Mercury 3 trial for Roclanda®, which is designed to gauge commercialization prospects in Europe, reported positive interim topline 90-day efficacy data in September 2020, as discussed in “—Outside the United States” above.
From a pipeline perspective, the early stage retina implant trials remain on track, and we initiated our Phase 2b clinical trial for dry eye product candidate AR-15512, named COMET-1, in October 2020 and a topline readout is expected in the third quarter of 2021, as discussed in “—Product Candidates and Pipeline” above.
Our cash and cash equivalents and investments totaled $240.4 million as of December 31, 2020. We believe that our cash and cash equivalents and investments and projected cash flows from revenues will continue to provide sufficient resources for our current ongoing needs through at least the next twelve months, as discussed in “—Liquidity and Capital Resources” below.
Financial Overview
Our cash and cash equivalents and investments totaled $240.4 million as of December 31, 2020. We believe that our cash and cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months, though there may be need for additional financing activity as we continue to grow. See “—Liquidity and Capital Resources” below and Note 10 to our consolidated financial statements included elsewhere in this report for further discussion.
We have incurred net losses since our inception in June 2005. Until 2018, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of December 31, 2020, we had an accumulated deficit of $1,079.1 million. We recorded net losses of $183.1 million, $199.6 million and $232.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rhopressa® and Rocklatan®, advancing our product candidates and pipeline, international expansion and operating our manufacturing plant in Athlone, Ireland. We expect to continue to incur operating losses until our products generate adequate commercial revenue to render Aerie profitable. If we do not successfully commercialize Rhopressa®, Rocklatan® or any product candidates or future product candidates, if approved, we may be unable to generate adequate product revenues to achieve such profitability. We may be required to obtain further funding through debt or equity offerings or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts.
Product Revenues, Net
We launched Rhopressa® in the United States in April 2018 and commenced generating product revenues from sales of Rhopressa® during the second quarter of 2018. We launched Rocklatan® in the United States in May 2019 and commenced generating product revenues from sales of Rocklatan® in the second quarter of 2019. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by Third-party Payers and such product may be subject to rebates and discounts payable directly to those Third-party Payers. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix and lagged claims. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which may have an impact on earnings in the period of adjustment.
We will not generate any revenue from any product candidates or future product candidates unless and until we obtain regulatory approval and commercialize such products.
Cost of Goods Sold
Cost of goods sold consists of direct and indirect costs to procure and manufacture product sold, including third-party manufacturing costs. Prior to receiving FDA approval, these costs for Rhopressa® and Rocklatan® were expensed as pre-approval commercial manufacturing expenses (as defined below). We began capitalizing inventory costs for Rhopressa® and Rocklatan® after receipt of FDA approval. In January 2020 and September 2020, we received FDA approval to produce Rocklatan® and Rhopressa® , respectively, at the Athlone manufacturing plant for commercial distribution in the United States. Shipments of commercial supply of Rocklatan® from the Athlone manufacturing plant to the United States commenced in the third quarter of 2020. The Athlone manufacturing plant has manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan and has commenced shipping commercial supply of Rhopressa® to the United States in the fourth quarter of 2020. Production costs related to idle or underutilized capacity at the manufacturing plant in Athlone, Ireland, are not included in the cost of inventory but are charged directly to cost of goods sold on the consolidated statements of operations and comprehensive loss in the period incurred. We expect cost of goods sold in 2021 to continue to be unfavorably impacted by idle capacity costs due to the underutilization at the Athlone manufacturing plant as a result of the Athlone manufacturing plant having just recently become operational and not yet reaching full capacity, along with the potential for future inventory obsolescence write-offs, which we do not expect the impact to be material. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity.
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
We obtained regulatory approval to produce Rocklatan® and Rhopressa® in January 2020 and September 2020, respectively, in our Athlone, Ireland, plant for commercial distribution in the United States as well as approval for our additional API and drug product contract manufacturers during 2019 and early 2020.
Research and Development Expenses
We expense research and development costs to operations as incurred. Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:
•employee-related expenses, including salaries, benefits, travel and stock-based compensation expense for research and development personnel;
•expenses incurred under agreements with CROs, contract manufacturing organizations and service providers that assist in conducting clinical trials and preclinical studies;

•costs associated with any collaboration arrangements, licenses or acquisitions of preclinical molecules, product candidates or technologies;
•costs associated with preclinical activities and development activities;
•costs associated with regulatory operations; and
•depreciation expense for assets used in research and development activities.
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
Other (Expense) Income, Net
Other (expense) income, net primarily includes interest expense, interest income, foreign exchange gains and losses and other income and expense. Interest expense consists of interest expense under the Convertible Notes, including the amortization of debt discounts and issuance costs incurred. Prior to the termination of the credit facility in September 2019, interest expense also included the amortization of issuance costs and commitment fees incurred on the July 2018 and May 2019 tranches of the credit facility. Interest income primarily consists of interest earned on our cash, cash equivalents and investments. See “—Liquidity and Capital Resources” below and Note 10 to our consolidated financial statements included elsewhere in this report for further discussion. Foreign exchange gains and losses are primarily due to the remeasurement of our lease liabilities, which are denominated in a foreign currency and held by a subsidiary with a U.S. dollar functional currency. Also included in other income and expense are changes in fair value related to our equity securities and research and development tax credit refunds.
Income Tax Expense (Benefit)
Income tax expense (benefit) primarily includes withholding tax related to the Upfront Payment paid by Santen pursuant to the Santen Agreement.
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
Product Revenues
Aerie’s customers include a limited number of national and select regional wholesalers (the “distributors”). These distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by Third-party Payers and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
Net product revenues for the year ended December 31, 2020 were generated through sales of Rhopressa® and Rocklatan® in the United States. Product revenue is recorded net of trade discounts, allowances, commercial and government rebates, co-pay program coupons, chargebacks, U.S. government funding requirements for the coverage gap (commonly called the “donut hole”) portion of the Medicare Part D program and estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities. Amounts billed or invoiced are included in accounts receivable, net on the consolidated balance sheet. We did not have any contract assets (unbilled receivables) at December 31, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. We did not have any contract liabilities at December 31, 2020, as we did not receive payments in advance of fulfilling our performance obligations to our customers.
Net product revenue is typically recognized when the distributors obtain control of our products, which occurs at a point in time, typically upon delivery of products to the distributors. For the year ended December 31, 2020, three distributors accounted for 37.4%, 32.4% and 28.8% of total revenues, respectively. We evaluate the creditworthiness of each of our distributors to determine whether it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur. We do not assess whether a contract has a significant financing component if the expectation is such that the period between the transfer of the promised goods to the customer and the receipt of payment will be less than one year. Standard credit terms do not exceed 75 days.
We calculate our net product revenue based on the wholesale acquisition cost that we charge our distributors for Rhopressa® and Rocklatan® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D donut hole, patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix and lagged claims. Provisions for revenue reserves reduced product revenues by $202.2 million and $105.9 million in aggregate for the years ended December 31, 2020 and 2019, respectively, a significant portion of which related to commercial and Medicare Part D rebates. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.
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

Product Returns: We estimate the amount of Rhopressa® and Rocklatan® that will be returned and deduct these estimated amounts from our gross revenue at the time the revenue is recognized. We currently estimate product returns based on historical information regarding returns of Rhopressa® and Rocklatan® as well as historical industry information regarding rates for comparable pharmaceutical products and product portfolios, the estimated remaining shelf life of Rhopressa® and Rocklatan® shipped to distributors, and contractual agreements with our distributors intended to limit the amount of inventory they maintain. Reporting from the distributors includes distributor sales and inventory held by distributors, which provide us with visibility into the distribution channel to determine when product would be eligible to be returned.
Contract Revenues from License Agreements
In the normal course of business, we conduct research and development activities pursuant to which we may license certain rights of our intellectual property to third parties. The terms of these arrangements typically include payment for a combination of one or more of the following: upfront license fees; development, regulatory and sales-based milestone payments; clinical or commercial supply services and royalties on net sales of licensed products.
In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under such agreements, the five steps outlined in “—Revenue Recognition” above are performed. As part of the accounting for these arrangements, judgment is used to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price under step (iv) above; and (d) in some circumstances when control transfers and the appropriate measure of progress in order to recognize revenue under step (v) above. Judgment is used to determine whether milestones or other variable consideration, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, non-current.
Upfront license fees: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, revenue is recognized from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we determine whether the combined performance obligation is satisfied over time or at a point in time.
Development, regulatory or commercial milestone payments: At the inception of each arrangement that includes payments based on the achievement of certain development, regulatory and sales-based or commercial events, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved. At the end of each subsequent reporting period, we will re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis and recorded as part of license revenues from collaborations during the period of adjustment.
Clinical or commercial supply services: Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as customer options. We assess if these options provide a material right to the licensee and if so, they would be accounted for as separate performance obligations.
Sales-based milestone payments and royalties: For arrangements that include sales-based royalties, including milestone payments based on the volume of sales, we will determine whether the license is deemed to be the predominant item to which the royalties or sales-based milestones relate and if such is the case, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Upfront payments and fees may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements or when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with any variable consideration is subsequently resolved. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.
See Note 3 to our consolidated financial statements included elsewhere in this report for further discussion.
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
Stock-Based Compensation
We recognize compensation costs related to stock options granted to employees ratably over the requisite service period, which in most cases is the vesting period of the award for employees, based on the estimated fair value of the awards on the date of grant. The estimated fair value of stock options is determined using the Black-Scholes option pricing model. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSU”), including restricted stock awards with non-market performance and service conditions (“PSAs”), are determined based on the fair value of our common stock on the date of grant. Compensation expense related to RSAs and RSUs are recognized ratably over the vesting period. As the PSAs have multiple performance conditions, compensation expense is recognized for each vesting tranche over the respective requisite service period of each tranche if and when we deem it probable that the performance conditions will be satisfied. Compensation expense for stock purchase rights under our employee stock purchase plan is measured and recognized on the date that we become obligated to issue shares of our common stock and is based on the difference between the fair value of our common stock and the purchase price on such date. The fair value of the stock appreciation rights (“SARs”) is estimated using the Black-Scholes option pricing model and is marked to market through stock-based compensation expense. SARs are liability-based awards as they may only be settled in cash.
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
We estimate the fair value of stock options at the grant date using the following assumptions:
•Fair Value of our Common Stock. The fair value for our underlying common stock is determined using the closing price on the date of grant as reported on The Nasdaq Global Market.
•Volatility. We calculate expected volatility based on our historical volatility in combination with reported data for a selected group of similar publicly traded companies, or guideline peer group, for which the relevant historical information is available. We selected representative companies from the pharmaceutical industry with similar characteristics to us, including stage of product development and commercialization.
•Expected Term. We used the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as we do not have sufficient historical exercise and post-vesting termination data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The midpoint between the vesting date and the maximum contractual expiration date is used as the expected term under this method.
•Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to exercise.
•Forfeiture. Forfeitures are recognized in the period in which they occur. Prior to 2017, forfeitures were estimated such that we only recognized expense for the shares expected to vest, and adjustments were made if actual forfeitures differed from those estimates.
•Dividend Yield. Except for a one-time cash dividend related to the spin-off of certain non-core intellectual property that occurred in 2012, we have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.
Key weighted average assumptions utilized in the fair value calculation for the underlying common stock as of December 31, 2020, 2019 and 2018 appear in the table below.

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	74%	74%	78%
Risk-free interest rate	0.9%	1.9%	2.7%
Dividend yield	—	—	—
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
Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes the results of our operations for the years ended December 31, 2020 and 2019:

	YEAR ENDED DECEMBER 31,		CHANGE	% CHANGE
	2020	2019
	(in thousands, except percentages)
Product revenues, net	$83,138	$69,888	$13,250	19%
Total revenues, net	83,138	69,888	13,250	19%
Costs and expenses:
Cost of goods sold	25,333	4,833	20,500	*
Selling, general and administrative expenses	137,184	138,402	(1,218)	(1)%
Pre-approval commercial manufacturing	2,304	22,767	(20,463)	(90)%
Research and development expenses	74,007	91,378	(17,371)	(19)%
Total costs and expenses	238,828	257,380	(18,552)	(7)%
Loss from operations	(155,690)	(187,492)	31,802	(17)%
Other (expense) income, net	(22,166)	(12,179)	(9,987)	82%
Loss before income taxes	$(177,856)	$(199,671)	$21,815	(11)%
Income tax expense (benefit)	$5,245	$(90)	$5,335	*
Net loss	$(183,101)	$(199,581)	$16,480	(8)%
*Percentage not meaningful
Product revenues, net
Product revenues, net was $83.1 million and $69.9 million for the years ended December 31, 2020 and 2019, respectively. Revenues recorded during the year ended December 31, 2020 relate to sales of Rhopressa® and Rocklatan®. The year-over-year revenue increase is primarily attributable to volume growth of Rocklatan®, which we launched in the United States in May 2019. This increase is partially offset by the impact of higher rebates largely driven by government sponsored programs, which contributed to a lower net sales per unit. Although there was a decline in total prescription volumes in April 2020, as seen within the entire pharmaceutical market according to IQVIA data primarily due to the impact of the COVID-19 pandemic, our sales volumes have increased each successive quarter in 2020 as compared to the volumes during the first quarter of 2020 for both Rhopressa® and Rocklatan®.
Cost of goods sold
Cost of goods sold was $25.3 million and $4.8 million, and our gross margin percentage was 69.5% and 93.1% for the year ended December 31, 2020 and 2019, respectively. Our cost of goods sold and gross margin percentage for the year ended December 31, 2020 were unfavorably impacted by idle capacity costs due to underutilization at the Athlone manufacturing plant due to the startup of the facility and inventory write-offs, which increased the cost of goods sold by $17.0 million and $2.3 million, respectively, and lowered the gross margin percentage by 20.4% and 2.8%, respectively. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity. We received FDA approval to produce Rocklatan® and Rhopressa® in January 2020 and September 2020, respectively, at the Athlone manufacturing plant for commercial distribution in the United States. Prior to this approval, costs incurred for commercial-related manufacturing activities for both products were recorded to pre-approval commercial manufacturing expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $1.2 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to lower sales and marketing expenses, lower travel expenses as a result of

COVID-19 related travel restrictions as well as a decrease in stock-based compensation expense during the period. This decrease was partially offset by higher employee related expenses for the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses decreased by $20.5 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Expenses were lower primarily due to the receipt of regulatory approval in January 2020 and September 2020 to produce Rocklatan® and Rhopressa®, respectively, at our Athlone manufacturing plant as the cost of Rocklatan® and Rhopressa® produced by the Athlone manufacturing plant for commercial distribution following regulatory approval was capitalized as inventory or expensed to cost of goods sold. Further, expenses were lower due to regulatory approval for our additional Rocklatan® drug product contract manufacturer, which began to supply commercial product in the first quarter of 2020. The cost of commercial Rocklatan® produced by the additional contract manufacturer following regulatory approval was capitalized as inventory.
Research and development expenses
Research and development expenses decreased by $17.4 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease is primarily due to expenses of $10.2 million recorded in the fourth quarter of 2019 associated with the acquisition of Avizorex, $5.7 million and $2.4 million in lower expenses associated with Rhopressa® and Rocklatan®, respectively, as described below, as well as a $4.0 million decrease in spend related to the development of our retina program. In addition, travel expenses decreased as a result of COVID-19 related travel restrictions. These decreases were partially offset by an increase in spend for the development of AR-15512 primarily due to our Phase 2b clinical trial which commenced in the fourth quarter of 2020. There was also an increase in employee-related expenses.
Research and development expenses for Rhopressa® were $3.2 million for the year ended December 31, 2020 and $8.9 million for the year ended December 31, 2019. Expenses for Rhopressa® decreased $5.7 million primarily due to a decrease in costs associated with the Phase 2 clinical trial conducted in Japan which was completed in January 2020, partially offset by an increase in costs as a result of an ongoing Rhopressa® Phase 3 clinical trial in Japan, which was initiated in Japan in the fourth quarter of 2020. Research and development expenses for Rocklatan® were $6.0 million and $8.4 million for the year ended December 31, 2020 and 2019, respectively. Expenses for Rocklatan® decreased $2.4 million primarily due to lower costs related to the Mercury 3 registration trial in Europe.
Other (expense) income, net
Other (expense) income, net consists of the following:

	YEAR ENDED DECEMBER 31		CHANGE	% CHANGE
	2020	2019
	(in thousands, except percentages)
Interest income	$1,984	$2,970	$(986)	(33)%
Interest expense	(26,476)	(15,255)	(11,221)	74%
Other income	2,326	106	2,220	*
Other (expense) income, net	$(22,166)	$(12,179)	$(9,987)	82%
*Percentage not meaningful
Other (expense) income, net changed by $10.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 and primarily relates to interest expense under the Convertible Notes issued in September 2019, including the amortization of debt discounts and issuance costs incurred.
Interest expense increased by $11.2 million during the year ended December 31, 2020 due to the amortization of debt discounts and issuance costs incurred on the Convertible Notes, which were issued in September 2019. This increase in interest expense was partially offset by costs in the prior year for the amortization of issuance costs and fees incurred on the credit facility.
Other income increased by $2.2 million during the year ended December 31, 2020 and consists of an increase of $1.3 million in unrealized investments gains on equity securities held at the end of the period, as well as an increase due to research and development tax credit refunds.

The increases in interest expense and other income were partially offset by a decrease of $1.0 million in interest income on our cash, cash equivalents and investments.
Income tax expense (benefit)
Income tax expense (benefit) consists of the following:

	YEAR ENDED DECEMBER 31		CHANGE	% CHANGE
	2020	2019
	(in thousands, except percentages)
Income tax expense (benefit)	$5,245	$(90)	$5,335	*
*Percentage not meaningful
Income tax expense (benefit) increased by $5.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to $5.0 million in withholding tax incurred in the fourth quarter of 2020 related to the $50.0 million Upfront Payment paid by Santen pursuant to the Santen Agreement.
Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities and the issuance of convertible notes. In addition, we generate cash flow from product revenues related to sales of Rhopressa® and Rocklatan® in the United States. Further, we entered into the Santen Agreement, pursuant to which Santen paid the $50.0 million Upfront Payment.
We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our current products and any future products, if commercialized, generate adequate revenues to render us profitable. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercialize such products.
Sources of Liquidity
Since our initial public offering in October 2013, we have:
•issued $125.0 million aggregate principal amount of the 2014 Convertible Notes, which was subsequently converted into shares of Aerie’s common stock in July 2018;
•issued approximately 11.0 million shares of our common stock through December 31, 2017, for which we received net proceeds of approximately $351.3 million, after deducting fees and expenses. This includes approximately $207.7 million of net proceeds from our prior “at-the-market” sales agreements, of which approximately $61.1 million were received during the year ended December 31, 2017, and approximately $143.6 million of net proceeds from the issuance of shares of our common stock pursuant to underwriting agreements, related to registered public offerings, of which approximately $72.7 million were received during the year ended December 31, 2017;
•issued approximately 2.3 million additional shares of our common stock during the year ended December 31, 2018, for which we received net proceeds of approximately $136.4 million, after deducting fees and expenses. This includes approximately $62.3 million of net proceeds from our “at-the-market” sales agreement (“ATM”) and approximately $74.1 million of net proceeds from the issuance of shares of our common stock pursuant to an underwriting agreement, dated January 23, 2018, related to a registered public offering;
•commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019. Product revenues, net amounted to $83.1 million and $69.9 million for the years ended December 31, 2020 and 2019, respectively. Accounts receivable, net amounted to $56.0 million and $38.4 million as of December 31, 2020 and 2019, respectively;
•issued $316.25 million aggregate principal amount of Convertible Notes in September 2019; and
•entered into the Santen Agreement in October 2020 to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and eight other countries in Asia. Pursuant to the Santen Agreement, Santen paid the $50.0 million Upfront Payment in the fourth quarter of 2020.

As of December 31, 2020, our principal sources of liquidity were our cash and cash equivalents and investments, which totaled approximately $240.4 million. In September 2019, we issued an aggregate principal amount of $316.25 million of the Convertible Notes and simultaneously terminated our credit facility. See Note 10 to our consolidated financial statements included elsewhere in this report for additional information. Further, in October 2020, we entered into the Santen Agreement. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information. We believe that our cash and cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months. See “—Operating Capital Requirements.”
Cash Flows
The following table summarizes our sources and uses of cash:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Net cash (used in) provided by:	(in thousands)
Operating activities	$(64,690)	$(150,430)	$(152,576)
Investing activities	73,179	(183,247)	20,789
Financing activities	(859)	274,799	137,036
Net increase (decrease) in cash and cash equivalents	$7,630	$(58,878)	$5,249
Operating Activities
During the year ended December 31, 2020, net cash used in operating activities of $64.7 million related to a net loss of $183.1 million, adjusted for non-cash items of $73.5 million primarily related to stock-based compensation expense, amortization and accretion and depreciation and net cash outflows of $44.9 million related to changes in operating assets and liabilities. Other changes in operating assets and liabilities included the $50.0 million Upfront Payment paid by Santen.
During the year ended December 31, 2019, net cash used in operating activities of $150.4 million related to a net loss of $199.6 million, adjusted for non-cash items of $73.1 million primarily related to stock-based compensation expense, acquisition of Avizorex and amortization and accretion and depreciation, partially offset by a net cash inflow of $24.0 million related to changes in operating assets and liabilities.
During the year ended December 31, 2018, net cash used in operating activities of $152.6 million related to a net loss of $232.6 million, adjusted for non-cash items of $66.6 million primarily related to stock-based compensation expense, induced conversion of the 2014 Convertible Notes in July 2018, amortization and accretion and depreciation, partially offset by a net cash outflow of $13.4 million related to changes in operating assets and liabilities.
Investing Activities
During the year ended December 31, 2020, our investing activities provided net cash of $73.2 million primarily related to sales and maturities of investments of $192.9 million, which were partially offset by purchases of available-for-sale investments of $116.6 million and purchases of property, plant and equipment of $3.1 million, primarily related to the completion of the build-out of our manufacturing plant in Athlone, Ireland.
During the year ended December 31, 2019, our investing activities used net cash of $183.2 million primarily related to purchases of available-for-sale investments of $165.5 million, purchases of property, plant and equipment of $10.0 million, primarily related to the completion of the build-out of our manufacturing plant in Athlone, Ireland and $7.8 million related to the acquisition of Avizorex.
During the year ended December 31, 2018, our investing activities provided net cash of $20.8 million primarily related to purchases of available-for-sale investments of $56.2 million and purchases of property, plant and equipment of $31.3 million, primarily related to the build-out of our manufacturing plant in Athlone, Ireland, which were partially offset by sales and maturities of investments of $108.3 million.
Financing Activities
During the year ended December 31, 2020, our financing activities used net cash of $0.9 million primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock.

During the year ended December 31, 2019, our financing activities provided net cash of $274.8 million, which was primarily related to the $308.3 million of net proceeds from the issuance of Convertible Notes, partially offset by $32.9 million payment in premiums for the capped call options.
During the year ended December 31, 2018, our financing activities provided net cash of $137.0 million primarily related to the issuance and sale of common stock under our prior “at-the-market” sales agreement and underwriting agreement related to registered public offerings, from which we received net proceeds of approximately $136.0 million.
Operating Capital Requirements
We expect to incur ongoing operating losses until such a time when Rhopressa®, Rocklatan®, Rhokiinsa® or Roclanda® or any product candidates or future product candidates, if approved, generate sufficient cash flows for Aerie to achieve profitability.
Our principal liquidity requirements are for: working capital; operating expenses including for commercialization and manufacturing activities; expenses associated with developing our pipeline opportunities, including pursuing strategic growth opportunities; costs associated with executing our international expansion strategy, including clinical and potential commercialization activities in Europe; contractual obligations; and capital expenditures.
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
Our future funding requirements will depend on many factors, including, but not limited to the following:
•commercial performance of Rhopressa® and Rocklatan® or any current or future product candidates, if approved;
•costs of commercialization activities for Rhopressa® and Rocklatan® and any current or future product candidates, if approved;
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
•terms and timing of any acquisitions, collaborations or other arrangements;
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
As of December 31, 2020, we had federal and state NOL carryforwards of approximately $585.4 million and $561.7 million, respectively. Federal NOLs that arose prior to 2018 and state NOLs will begin to expire at various dates beginning in 2031 and

2023, respectively. Federal NOLs that arose on or after January 1, 2018, can be carried forward indefinitely to be utilized against future income, but can only be used to offset a maximum of 80% of our federal taxable income in any year. As of December 31, 2020, we had foreign NOL carryforwards of $98.9 million, which are available solely to offset taxable income of our foreign subsidiaries, subject to any applicable limitations under foreign law.
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
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes several business tax provisions which include, but are not limited to modifications of federal net operating loss carrybacks and deductibility, changes to prior year refundable alternative minimum tax liabilities, increase of limitations on business interest deductions from 30 percent to 50 percent of earnings before interest, taxes, depreciation, and amortization, technical corrections of the classification of qualified improvement property making them eligible for bonus depreciation, increase of the limits on charitable contribution deductions from 10 percent to 25 percent of adjusted taxable income, modifications of the treatment of federal loans, loan guarantees, and other investments, suspension of industry specific excise taxes, deferral of the company portion of OASDI, and implementation of a refundable employee retention tax credit. The CARES Act did not have a material impact on our consolidated financial statements as of and for the year ended December 31, 2020. We will continue to monitor additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service.
The CARES Act provides for the delay in the required deposit of the employer portion of the OASDI payroll tax from the date of enactment through the end of 2020. Of the taxes that we can defer, 50 percent of the deferred taxes are required to be deposited by the end of 2021 and the remaining 50 percent are required to be deposited by the end of 2022. As of December 31, 2020, we deferred $1.4 million related to the employer portion of the OASDI tax.
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
See Note 10 to our consolidated financial statements appearing elsewhere in this report for more information.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2020:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
	(in thousands)
Lease obligations(1)	$21,521	$5,531	$3,912	$3,233	$8,845
Convertible Notes(2)	316,250	—		316,250	—
Purchase obligations(3)	22,944	7,110	14,851	983	—
	$360,715	$12,641	$18,763	$320,466	$8,845

(1)Our lease obligations are primarily related to our principal executive office and research facility in Durham, North Carolina, and corporate offices in Bedminster, New Jersey, Irvine, California and other foreign offices. Additionally, the table reflects lease payments related to the manufacturing plant in Athlone, Ireland, under which we are leasing approximately 30,000 square feet of interior floor space. We are permitted to terminate the lease agreement beginning in September 2027. Obligations denominated in foreign currencies have been translated to U.S. dollars at the foreign exchange rates in effect at December 31, 2020.
(2)In September 2019, we issued Convertible Notes, which mature on October 1, 2024 and bear interest at a rate of 1.50% per annum. Refer to Note 10 to our consolidated financial statements included elsewhere in this report for further information.
(3)Purchase obligations primarily include non-cancelable commitments under our contract manufacturing agreements.
We have agreements with third-parties with contingent milestone payments that are potentially payable by us, as more fully described in Note 14 to our consolidated financial statements appearing elsewhere in this report, which are not reflected in the table above. These payments are contingent upon achieving certain development and/or regulatory milestones that may or may not ever be achieved. Therefore, our requirement to make such payments in the future, if at all, as well as the timing of any such payments is highly uncertain.
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
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies but has a U.S. dollar functional currency. We do not currently have a foreign currency hedging program. To date and during the year ended December 31, 2020, foreign currency exposure and foreign currency financial instruments have not been material.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in conformity with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors,” “Information about Director Nominees,” “Information about Directors Continuing in Office,” “Information About Our Executive Officers,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics” and “Information about the Board of Directors and Corporate Governance - Audit Committee” in our Proxy Statement.
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

4.3*	Description of the Registrant's Securities.

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

10.23
Employment Agreement, dated as of October 7, 2019, by and between Aerie Pharmaceuticals, Inc. and David Hollander (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on February 24, 2020).

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

10.30
Form of Aerie Pharmaceuticals, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on February 24, 2020).

10.31
Amendment to Aerie Pharmaceuticals, Inc. Second Amended & Restated Inducement Award Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on February 24, 2020).

10.32††*	Collaboration and License Agreement by and between Aerie Pharmaceuticals Ireland, Ltd. and Santen Pharmaceutical Co., Ltd., dated as of October 28, 2020.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Database.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File.

†	Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.
††	In accordance with Item 601(a)(5) of Regulation S-K, certain schedules (or similar attachments) to this exhibit have been omitted from this filing. The registrant will provide a copy of any omitted schedule to the Securities and Exchange Commission or its staff upon request. In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain provisions or terms of this exhibit have been redacted. The registrant will provide an unredacted copy of the exhibit on a supplemental basis to the Securities and Exchange Commission or its staff upon request.

*	Filed herewith.
**	Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets at December 31, 2020 and 2019, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018 (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 and (v) Notes to Consolidated Financial Statements.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: February 26, 2021	By:	/S/ VICENTE ANIDO, JR., PH.D.
Vicente Anido, Jr., Ph.D.
Chief Executive Officer, Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ VICENTE ANIDO, JR., PH.D.	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 26, 2021
Vicente Anido, Jr., Ph.D.

/S/ RICHARD J. RUBINO	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021
Richard J. Rubino

/S/ GERALD D. CAGLE, PH.D.	Director	February 26, 2021
Gerald D. Cagle, Ph.D.

/S/ RICHARD CROARKIN	Director	February 26, 2021
Richard Croarkin

/S/ MECHIEL M. DU TOIT	Director	February 26, 2021
Mechiel M. du Toit

/S/ PETER J. MCDONNELL	Director	February 26, 2021
Peter J. McDonnell

/S/ DAVID W. GRYSKA	Director	February 26, 2021
David W. Gryska

/S/ BENJAMIN F. MCGRAW III, PHARM. D.	Director	February 26, 2021
Benjamin F. McGraw III, Pharm. D.

/S/ JULIE MCHUGH	Director	February 26, 2021
Julie McHugh

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AERIE PHARMACEUTICALS, INC.

1

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Aerie Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aerie Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
2

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Provisions for Revenue Reserves – Commercial and Medicare Part D Rebates
As described in Notes 2 and 3 to the consolidated financial statements, product revenues are recorded net of provisions. Such provisions include estimated rebates to third-party payers and estimated payments for Medicare Part D prescription drug program. Management estimates the rebates it expects to be obligated to provide to third-party payers and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. Provisions for revenue reserves reduced product revenues by $202.2 million in aggregate for the year ended December 31, 2020, a significant portion of which related to commercial and Medicare Part D rebates. Management estimates the reserves based on contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix, and lagged claims.
The principal considerations for our determination that performing procedures relating to provisions for revenue reserves – commercial and Medicare Part D rebates is a critical audit matter are the significant judgment by management due to the significant measurement uncertainty involved in developing these provisions, as the provisions are based on assumptions developed using forecasted customer mix and lagged claims. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to these assumptions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to rebates for the commercial and Medicare Part D programs, including controls over the assumptions used to estimate the provisions for these rebates. These procedures also included, among others, (i) developing an independent estimate of the commercial and Medicare Part D rebates by utilizing third-party data on forecasted customer mix, the terms of the specific rebate programs, and the trend of lagged claims; (ii) comparing the independent estimate to the rebates recorded by management; and (iii) testing a sample of actual rebate claims paid and evaluating those claims for consistency with the contractual terms of the Company’s rebate agreements.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 25, 2021
We have served as the Company’s auditor since 2011.

3

AERIE PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	DECEMBER 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$151,570	$143,940
Short-term investments	88,794	165,250
Accounts receivable, net	56,022	38,354
Inventory	27,059	21,054
Prepaid expenses and other current assets	8,310	7,744
Total current assets	331,755	376,342
Property, plant and equipment, net	54,260	58,147
Operating lease right-of-use assets	14,084	16,523
Other assets	1,946	1,596
Total assets	$402,045	$452,608
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,826	$12,770
Accrued expenses and other current liabilities	90,723	65,376
Operating lease liabilities	4,923	5,502
Total current liabilities	104,472	83,648
Convertible notes, net	210,373	188,651
Deferred revenue, non-current	50,858	—
Long-term operating lease liabilities	10,206	12,102
Other non-current liabilities	2,168	1,257
Total liabilities	378,077	285,658
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of December 31, 2020 and December 31, 2019; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 46,821,644 and 46,464,669 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	47	46
Additional paid-in capital	1,103,074	1,062,996
Accumulated other comprehensive loss	(52)	(92)
Accumulated deficit	(1,079,101)	(896,000)
Total stockholders’ equity	23,968	166,950
Total liabilities and stockholders’ equity	$402,045	$452,608
The accompanying notes are an integral part of these consolidated financial statements.
4

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Product revenues, net	$83,138	$69,888	$24,181
Total revenues, net	83,138	69,888	24,181
Costs and expenses:
Cost of goods sold	25,333	4,833	641
Selling, general and administrative	137,184	138,402	120,614
Pre-approval commercial manufacturing	2,304	22,767	26,545
Research and development	74,007	91,378	86,123
Total costs and expenses	238,828	257,380	233,923
Loss from operations	(155,690)	(187,492)	(209,742)
Other (expense) income, net	(22,166)	(12,179)	(22,824)
Loss before income taxes	(177,856)	(199,671)	(232,566)
Income tax expense (benefit)	5,245	(90)	3
Net loss	$(183,101)	$(199,581)	$(232,569)
Net loss per common share—basic and diluted	$(3.99)	$(4.39)	$(5.58)
Weighted average number of common shares outstanding—basic and diluted	45,897,255	45,427,154	41,663,958

Net loss	$(183,101)	$(199,581)	$(232,569)
Unrealized (loss) gain on available-for-sale investments	40	(92)	28
Comprehensive loss	$(183,061)	$(199,673)	$(232,541)
The accompanying notes are an integral part of these consolidated financial statements.

5

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2017	36,947,637	$37	$597,318	$(28)	$(461,728)	$135,599
Cumulative effect adjustment from adoption of ASU 2016-16	—	—	—	—	(2,122)	(2,122)
Issuance of common stock, net of commissions and expenses of $1,345	2,313,824	2	136,443	—	—	136,445
Issuance of common stock upon exercise of stock purchase rights	34,193	—	1,401	—	—	1,401
Issuance of common stock upon exercise of stock options and warrants	597,777	1	4,250	—	—	4,251
Issuance of common stock for restricted stock awards, net	216,005	—	(2,172)	—	—	(2,172)
Issuance of shares upon conversion of 2014 Convertible Notes	5,369,447	5	148,078	—	—	148,083
Stock-based compensation	—	—	38,862	—	—	38,862
Other comprehensive income	—	—	—	28	—	28
Net loss	—	—	—	—	(232,569)	(232,569)
Balances at December 31, 2018	45,478,883	45	924,180	—	(696,419)	227,806
Issuance of common stock upon exercise of stock options and warrants	612,759	—	3,140	—	—	3,140
Issuance of common stock upon exercise of stock purchase rights	42,611	—	979	—	—	979
Issuance of common stock for restricted stock awards, net	330,416	1	(2,630)	—	—	(2,629)
Stock-based compensation	—	—	45,551	—	—	45,551
Other comprehensive loss	—	—	—	(92)	—	(92)
Equity component of Convertible Notes, net of issuance costs of $3,725	—	—	124,666	—	—	124,666
Payment for capped call share options	—	—	(32,890)	—	—	(32,890)
Net loss	—	—	—	—	(199,581)	(199,581)
Balances at December 31, 2019	46,464,669	46	1,062,996	(92)	(896,000)	166,950
Issuance of common stock upon exercise of stock options and warrants	51,333	1	171	—	—	172
Issuance of common stock upon exercise of stock purchase rights	60,857	—	724	—	—	724
Issuance of common stock for restricted stock awards, net	244,785	—	(1,754)	—	—	(1,754)
Stock-based compensation	—	—	40,937	—	—	40,937
Other comprehensive income	—	—	—	40	—	40
Net loss	—	—	—	—	(183,101)	(183,101)
Balances at December 31, 2020	46,821,644	$47	$1,103,074	$(52)	$(1,079,101)	$23,968
The accompanying notes are an integral part of these consolidated financial statements.

6

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(183,101)	$(199,581)	$(232,569)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,366	5,138	2,442
Amortization and accretion	27,792	12,976	1,646
Acquisition of assets expensed to research and development	—	10,171	—
Stock-based compensation	40,095	45,093	38,728
Induced conversion of 2014 Convertible Notes	—	—	24,059
Other non-cash	(732)	(271)	(270)
Changes in operating assets and liabilities
Accounts receivable, net	(17,668)	(35,639)	(2,715)
Inventory	(5,166)	(10,257)	(9,689)
Prepaid, current and other assets	340	(2,144)	(791)
Accounts payable, accrued expenses and other current liabilities	22,536	28,766	26,583
Operating lease liabilities	(6,010)	(4,682)	—
Deferred revenue	50,858	—	—
Net cash used in operating activities	(64,690)	(150,430)	(152,576)
Cash flows from investing activities
Acquisition of assets	—	(7,835)	—
Purchase of available-for-sale investments	(116,591)	(165,454)	(56,195)
Proceeds from sales and maturities of investments	192,870	—	108,297
Purchase of property, plant and equipment	(3,100)	(9,958)	(31,313)
Net cash provided (used in) by investing activities	73,179	(183,247)	20,789
Cash flows from financing activities
Proceeds from loan	8,274	—	—
Repayment of loan	(8,274)	—	—
Proceeds from sale of common stock, net	—	—	135,972
Proceeds related to issuance of stock for stock-based compensation arrangements, net	(859)	684	3,630
Proceeds from exercise of warrants	—	761	—
Proceeds from convertible notes, net of issuance costs	—	308,349	—
Payments of issuance costs	—	(1,769)	(1,883)
Payment for capped call options	—	(32,890)	—
Other financing	—	(336)	(683)
Net cash (used in) provided by financing activities	(859)	274,799	137,036
Net change in cash and cash equivalents	7,630	(58,878)	5,249
Cash and cash equivalents, at beginning of period	143,940	202,818	197,569
Cash and cash equivalents, at end of period	$151,570	$143,940	$202,818
Supplemental disclosures
Cash paid for interest	$5,034	$6,496	$1,774
Cash paid for income taxes	$4,987	$—	$—
Non-cash investing and financing activities:
Conversion of convertible notes to common stock (Note 10)	$—	$—	$148,078
Liabilities incurred from Avizorex Asset Acquisition	$—	$1,186	$—
Purchases of property, plant and equipment in accounts payable and accrued expense and other current liabilities	$374	$771	$3,526
Build-to-suit lease transaction (Note 7)
The accompanying notes are an integral part of these consolidated financial statements.
7

AERIE PHARMACEUTICALS, INC.
Notes to the Consolidated Financial Statements

1.    The Company
Aerie Pharmaceuticals, Inc. (“Aerie”), with its wholly-owned subsidiaries, Aerie Distribution, Inc., Aerie Pharmaceuticals Limited, Aerie Pharmaceuticals Ireland Limited and Avizorex Pharma S.L. (“Aerie Distribution,” “Aerie Limited,” “Aerie Ireland Limited” and “Avizorex,” respectively, together with Aerie, the “Company”), is an ophthalmic pharmaceutical company focused on the discovery, development and commercialization of first-in-class therapies for the treatment of patients with open-angle glaucoma, ocular surface diseases and retinal diseases. The Company has its principal executive offices in Durham, North Carolina, and operates as one business segment.
U.S. Commercial Products
The Company has developed and commercialized two U.S. Food and Drug Administration (“FDA”) approved products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”). Rhopressa® is a once-daily eye drop designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, the most widely-prescribed drug for the treatment of patients with open-angle glaucoma. The Company is commercializing Rhopressa®, which was launched in the United States in April 2018, and Rocklatan®, which was launched in the United States in May 2019. In addition to actively promoting Rhopressa® and Rocklatan® in the United States, the Company is pursuing its strategy to commercialize Rhopressa® and Rocklatan® in Europe and obtain regulatory approval in Japan. Rhopressa® and Rocklatan® will be marketed under the names Rhokiinsa® and Roclanda®, respectively, if ultimately commercialized in Europe.
Outside the United States
In Europe, Rhokiinsa® was granted a Centralised Marketing Authorisation (“Centralised MA”) by the European Commission (“EC”) in November 2019 and Roclanda® was granted a Centralised MA by the EC in January 2021.
The Company reported positive interim topline 90-day efficacy data in September 2020 for the Phase 3b clinical trial for Roclanda®, named Mercury 3, a six-month efficacy and safety trial designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe of bimatoprost (a prostaglandin analog), and timolol (a beta blocker).
In Japan, the Company entered into a Collaboration and License Agreement (the “Santen Agreement”) with Santen Pharmaceuticals Co., Ltd. (“Santen”) in October 2020 to advance its clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and eight other countries in Asia. See Note 3 for additional information. The Company commenced a Rhopressa® Phase 3 clinical trial in Japan in the fourth quarter of 2020. The Company initiated a Rhopressa® Phase 3 clinical trial in December 2020, the first of three expected Phase 3 clinical trials in Japan. Clinical trials for Rocklatan® have not yet begun.
Glaucoma Product Manufacturing
The Company has a sterile fill production facility in Athlone, Ireland, for the production of its FDA approved products and clinical supplies, which was completed in the second quarter of 2019. The Company received FDA approval to produce Rocklatan® and Rhopressa® at the Athlone manufacturing plant for commercial distribution in the United States in January 2020 and September 2020, respectively. The manufacturing plant began manufacturing commercial supplies of Rocklatan® during the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. Shipments of commercial supply of Rocklatan® and Rhopressa® from the Athlone manufacturing plant to the United States commenced in the third quarter of 2020 and in the fourth quarter of 2020, respectively. The Athlone manufacturing plant has also manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan.
Product Candidates and Pipeline
The Company is furthering the development of its product candidates focused on dry eye and retinal diseases, particularly AR-15512, AR-1105, AR-13503 SR and AR-14034 SR, described below. The Company acquired Avizorex, a Spanish ophthalmic pharmaceutical company developing therapeutics for the treatment of dry eye disease, in late 2019. The active ingredient in AR-15512 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that
8

regulates tear production and blink rate. In addition, activating the TRPM8 receptor may reduce ocular discomfort by promoting a cooling sensation. The Investigational New Drug Application (“IND”) for AR-15512 eye drop for dry eye became effective in September 2020, allowing Aerie to initiate clinical studies in the treatment of dry eye. The Company is planning to test two concentrations of AR-15512 in a 90-day Phase 2b clinical trial with 360 subjects, which could potentially be considered pivotal. The Company initiated this clinical trial, named COMET-1, in October 2020 and a topline readout is expected in the third quarter of 2021.
The Company is currently developing three sustained-release implants focused on retinal diseases, AR-1105, AR-13503 SR and AR-14034 SR. In July 2020, the Company completed a Phase 2 clinical trial for AR-1105, a dexamethasone steroid implant, in patients with macular edema due to retinal vein occlusion (“RVO”). Also, in July 2020, the Company reported topline results of the Phase 2 clinical trial for AR-1105 indicating sustained efficacy of up to six months, an important achievement in validating the capabilities of Aerie’s sustained release platform.
With respect to future plans for AR-1105, the Company is currently evaluating next steps regarding clinical advancement into Phase 3 along with commercialization prospects in both Europe and the United States. We are in the process of meeting with regulatory agencies in order to harmonize development plans across both Europe and the United States.
The Company is also developing AR-13503, a ROCK and Protein kinase C inhibitor that is the active ingredient in the AR-13503 sustained-release implant. The IND for AR-13503 SR became effective in April 2019, allowing the Company to initiate human studies in the treatment of wet age-related macular degeneration (age-related macular degeneration, “AMD”) and diabetic macular edema (“DME”). The Company initiated a first-in-human clinical safety study for AR-13503 SR in the third quarter of 2019.
The preclinical sustained-release implant AR-14034 SR has the potential to deliver the active ingredient axitinib, an inhibitor of VEGF receptors. It has the potential to provide a once per-year injection to treat DME, wet AMD and related diseases of the retina. The Company anticipates filing an Investigational New Drug Application (“IND”) for AR-14034 SR with the FDA in the second half of 2022.
Liquidity
The Company commenced generating product revenues related to the sales in the United States of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019. The Company’s activities prior to the commercial launch of Rhopressa® had primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has incurred losses and experienced negative operating cash flows since inception. The Company had previously funded its operations primarily through the sale of equity securities (Note 12) and issuance of convertible notes (Note 10) prior to generating product revenues. In September 2019, the Company issued an aggregate principal amount of $316.25 million of 1.50% convertible senior notes due 2024 (the “Convertible Notes”) (Note 10). Further, in October 2020, the Company entered into the Santen Agreement, pursuant to which Santen paid an upfront payment of $50.0 million (Note 3).
The Company expects to incur ongoing operating losses until such a time when Rhopressa® or Rocklatan® or any current or future product candidates, if approved, generate sufficient cash flows for the Company to achieve profitability. Accordingly, the Company may be required to obtain further funding through debt or equity offerings or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on acceptable terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.
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
9

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
The Company relies on its manufacturing plant in Athlone, Ireland, and its current contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® and may rely on its third-party manufacturers to produce the active pharmaceutical ingredient (“API”). The Company may rely on a combination of internal manufacturing and third-party manufacturers for its product candidates and future product candidates.
The commercial production of the final drug product is supported by a combination of internal and outsourced manufacturing. The Company has established its own manufacturing plant in Athlone, Ireland, for the production of our FDA approved products and clinical supplies. The Athlone manufacturing plant began manufacturing commercial supplies of Rocklatan® during the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. Shipments of commercial supply of Rocklatan® and Rhopressa® from the Athlone manufacturing plant to the United States commenced in the third quarter of 2020 and in the fourth quarter of 2020, respectively. The Athlone manufacturing plant has also manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan. As the Athlone manufacturing plant commenced operations in 2020, it has not yet reached full capacity. The Company expects that the Athlone manufacturing plant will have adequate capacity to produce Rhopressa® and Rocklatan® for the United States as well as the European and Japanese commercial markets. The Company expects that in 2021 the Athlone manufacturing plant will manufacture most of its needs for Rhopressa® and Rocklatan® in the United States. The Company may continue to use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States, but at reduced levels compared to before the Athlone manufacturing plant was operational.
In addition to the current contract manufacturers, the Company obtained FDA approval for an additional Rhopressa® drug product contract manufacturer in the first quarter of 2019, which began to supply commercial product in the second quarter of 2019. Further, the Company has obtained FDA approval for an additional API contract manufacturer, which began to supply commercial API in the second quarter of 2019. The Company has also received FDA approval of an additional Rocklatan® drug product contract manufacturer in January 2020, which began to supply commercial product in the first quarter of 2020. Latanoprost, used in the manufacture of Rocklatan®, is available in commercial quantities from multiple reputable third-party manufacturers.
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
10

or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied.
Product Revenues
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
The Company’s net product revenues through December 31, 2020 were generated through sales of Rhopressa® and sales of Rocklatan®. Product revenue is recorded net of trade discounts, allowances, commercial and government rebates, co-pay program coupons, chargebacks, U.S. government funding requirements for the coverage gap (commonly called the “donut hole”) portion of the Medicare Part D program and estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix and lagged claims. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See Note 3 for additional information.
Contract Revenues from License Agreements
In the normal course of business, the Company conducts research and development activities pursuant to which the Company may license certain rights of the Company’s intellectual property to third parties. The terms of these arrangements typically include payment to the Company for a combination of one or more of the following: upfront license fees; development, regulatory and sales-based milestone payments; clinical or commercial supply services and royalties on net sales of licensed products.
The Company would first assess any arrangements under ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether the agreement (or part of the agreement) represents a collaborative arrangement based on the risks and rewards and activities of the parties. The Company accounts for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside the scope of ASC Topic 606.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which was effective for the Company on January 1, 2020. This standard makes targeted improvements for collaborative arrangements as follows:
•Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC Topic 606, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC Topic 606 should be applied, including recognition, measurement, presentation and disclosure requirements;
•Adds unit-of-account guidance to ASC 808, to align with the guidance in ASC Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC Topic 606; and
•Requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting that transaction together with revenue recognized under ASC Topic 606 is precluded if the collaborative arrangement participant is not a customer.
11

For arrangements within the scope of ASC Topic 606, in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the five steps outlined in “—Revenue Recognition” above. As part of the accounting for these arrangements, the Company must use judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price under step (iv) above; and (d) in some circumstances when control transfers and the appropriate measure of progress in order to recognize revenue under step (v) above. The Company uses judgment to determine whether milestones or other variable consideration should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, non-current.
Upfront license fees: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company determines whether the combined performance obligation is satisfied over time or at a point in time.
Development, regulatory or commercial milestone payments: At the inception of each arrangement that includes payments based on the achievement of certain development, regulatory and sales-based or commercial events, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust the Company’s estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis and recorded as part of license revenues from collaborations during the period of adjustment.
Clinical or commercial supply services: Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as customer options. The Company assesses if these options provide a material right to the licensee and if so, they would be accounted for as separate performance obligations.
Sales-based milestone payments and royalties: For arrangements that include sales-based royalties, including milestone payments based on the volume of sales, the Company will determine whether the license is deemed to be the predominant item to which the royalties or sales-based milestones relate and if such is the case, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Upfront payments and fees may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements or when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with any variable consideration is subsequently resolved. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.
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
12

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
Property, Plant and Equipment, Net
Property, plant and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Construction-in-progress reflects amounts incurred for property, plant or equipment construction or improvements that have not been yet placed in service and are not depreciated or amortized, which primarily relates to the completion of the Company’s manufacturing plant in Athlone, Ireland. Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net loss.
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
13

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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2020, 2019 and 2018, no such impairment losses have been recorded by the Company.
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
The consolidated financial statements as of and for the year ended December 31, 2019 include the impact of the acquisition of assets from Avizorex (see Note 14 for additional information).
Research and Development Costs
Research and development costs are charged to expense as incurred and include, but are not limited to:
•employee-related expenses including salaries, benefits, travel and stock-based compensation expense for research and development personnel;
•expenses incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies;
•costs associated with any collaboration arrangements, licenses or acquisitions of preclinical molecules, product candidates or technologies;
•costs associated with preclinical activities and development activities;
•costs associated with regulatory operations; and
•depreciation expense for assets used in research and development activities.
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
Research and development costs also include the cost of in-process research and development (“IPR&D”) projects acquired as part of an asset acquisition that have no alternative future use. Milestone payments due to third parties in connection with research and development activities prior to regulatory approval are expensed as incurred, while milestone payments due to third parties upon, or subsequent to, regulatory approval are capitalized and amortized over the estimate useful life.
Stock-Based Compensation
Stock-based compensation for awards granted to employees and non-employees is measured at grant date, based on the estimated fair value of the award. The Company estimates the fair value of options to purchase common stock and stock
14

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
The fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), including restricted stock awards with non-market performance and service conditions (“PSAs”) are determined based on the fair value of Aerie’s common stock on the date of grant. Compensation expense related to RSAs and RSUs are recognized ratably over the vesting period. As the PSAs have multiple performance conditions, compensation expense is recognized for each vesting tranche over the respective requisite service period of each tranche if and when the Company’s management deems it probable that the performance conditions will be satisfied. Stock-based compensation related to stock options, RSAs, RSUs and PSAs is expensed on a straight-line basis over the relevant vesting period, although the Company may recognize a cumulative true-up adjustment related to PSAs once a condition becomes probable of being satisfied if the related service period had commenced in a prior period. All stock-based compensation expense is recorded between selling, general and administrative, pre-approval commercial manufacturing, research and development costs and cost of goods sold in the consolidated statements of operations and comprehensive loss based upon the underlying employees’ roles within the Company. The Company accounts for forfeitures as they occur.
Investments
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase. The Company’s investments are comprised of debt securities, including commercial paper and corporate bonds, that are classified as available-for-sale in accordance with ASC Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Investments are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.
Available-for-sale investments in debt securities are recorded at fair value, with unrealized gains or losses included in comprehensive loss on the consolidated statements of operations and comprehensive loss and in accumulated other comprehensive loss on the consolidated balance sheets.
The Company’s investments also includes equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the consolidated balance sheets and the subsequent changes in fair values are recorded in other income (expense), net on the consolidated statements of operations and comprehensive loss. As of December 31, 2020, the fair value of the equity securities held at the end of the period was $1.3 million. For the year ended December 31, 2020, the Company had $1.3 million of unrealized investments gains on equity securities held at the end of the period.
Realized gains and losses, interest income earned on the Company’s cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on investments are included within other income (expense), net. Interest income was $2.0 million, $3.0 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Realized gains and losses are determined using the specific identification method and are included as a component of other income (expense), net. Realized gains or losses were immaterial for the years ended December 31, 2020, 2019 and 2018.
The Company reviews investments in debt securities for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The Company did not recognize any impairments on its investments during the years ended December 31, 2020, 2019 or 2018.
15

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
The Company’s cash equivalents are carried at fair value according to the fair value hierarchy described above. The Company’s investments were valued utilizing Level 2 inputs and the Convertible Notes were valued utilizing Level 2 inputs as of December 31, 2020. There were no transfers between the different levels of the fair value hierarchy in 2020 or in 2019.
Convertible Notes Transaction
The Company separately accounts for the liability and equity components of convertible notes transactions that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. The Company recognizes amortization of the resulting discount using the effective interest method as interest expense on the consolidated statements of operations and comprehensive loss. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocates issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are amortized to expense on an effective interest basis over the respective term of the convertible notes, and issuance costs attributable to the equity component are netted with the respective equity component in additional paid-in capital.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes changes in stockholders’ equity that are excluded from net income (loss), specifically changes in unrealized gains and losses on the Company’s available-for-sale debt securities.
Income Taxes
Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets that consist of federal and state net operating losses (“NOLs”), stock-based compensation and tax credits as of December 31, 2020 and 2019 (Note 11).
As of December 31, 2020 and 2019, the Company had no uncertain tax positions. The Company recognizes the impact of an uncertain tax position in the consolidated financial statements only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. The Company’s policy is to record interest and penalties on uncertain tax
16

positions as income tax expense. The Company did not recognize interest or penalties on uncertain tax positions for the years ended December 31, 2020, 2019 or 2018.
Adoption of New Accounting Standards
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820-10): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended or added. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance became effective for the Company beginning on January 1, 2020 and prescribes different transition methods for the various provisions. The adoption of ASU 2018-13 did not have a material impact on its consolidated financial statements and disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”), which clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The guidance became effective for the Company beginning on January 1, 2020. The new guidance prescribes different transition methods for the various provisions. The Company adoption of ASU 2016-13 or ASU 2018-19 did not have a material impact on its consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC Topic 842”). ASC Topic 842 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months on the balance sheet. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. ASC Topic 842 became effective for financial statements issued for annual and interim periods beginning on January 1, 2019. The Company had elected the optional transition method that provided the option to use the effective date of ASC Topic 842 as the date of initial application on transition. Accordingly, the Company did not adjust comparative periods or make the new required lease disclosures for periods before the effective date of January 1, 2019. There was no cumulative effect adjustment recognized to accumulated deficit upon adoption. As of the date of adoption of the new leasing standards, the Company recognized an operating lease ROU asset of approximately $17.3 million and a corresponding operating lease liability of approximately $17.9 million, which are included in the consolidated balance sheets. The adoption of the new leasing standards did not have a material impact on the consolidated statements of operations and comprehensive loss.
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
In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Internal-Use Software, to include in its scope implementation costs of a cloud computing arrangement that is a service contract. Consequently, the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement, is aligned with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This ASU became effective for the Company beginning January 1, 2019 and early adoption is permitted. The Company elected to early adopt this standard during the third quarter of 2018, which did not have a material impact on its consolidated financial statements and disclosures.
17

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
18

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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on January 1, 2021 and prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements and disclosures.
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
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	DECEMBER 31,
	2020	2019	2018
Outstanding stock options	8,588,614	8,425,551	6,935,119
Stock purchase warrants	—	4,500	154,500
Nonvested restricted stock awards	809,527	754,415	572,706
Nonvested restricted stock units	107,182	41,811	—
Total	9,505,323	9,226,277	7,662,325
3.    Revenue Recognition
Product Revenues
Net product revenues for the year ended December 31, 2020 were generated from sales of Rhopressa® which was commercially launched in the United States at the end of April 2018, and sales of Rocklatan®, which was commercially launched in the United States in May 2019. For the year ended December 31, 2020, three distributors accounted for 37.4%, 32.4% and 28.8% of total revenues, respectively. For the year ended December 31, 2019, three distributors accounted for 36.5%, 33.3% and 28% of total revenues, respectively. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
19

Product revenue is recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities. Amounts billed or invoiced are included in accounts receivable, net on the consolidated balance sheet. The Company did not have any contract assets (unbilled receivables) as of December 31, 2020 or 2019, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities as of December 31, 2020 or 2019, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers. The Company calculates its net product revenue based on the wholesale acquisition cost that the Company charges its Distributors for Rhopressa® and Rocklatan® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and Distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. Provisions for revenue reserves reduced product revenues by $202.2 million, $105.9 million and $19.6 million in aggregate for the years ended December 31, 2020, 2019 and 2018, respectively, a significant portion of which related to commercial and Medicare Part D rebates.
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
Product Returns: The Company estimates the amount of Rhopressa® and Rocklatan® that will be returned and deducts these estimated amounts from its gross revenue at the time the revenue is recognized. The Company currently estimates product returns based on historical information regarding returns of Rhopressa® and Rocklatan® as well as historical industry information regarding rates for comparable pharmaceutical products and product portfolios, the estimated remaining shelf life of Rhopressa® and Rocklatan® shipped to distributors, and contractual agreements with the Company's distributors intended to limit the amount of inventory they maintain. Reporting from the distributors includes distributor sales and inventory held by distributors, which provides the Company with visibility into the distribution channel to determine when product would be eligible to be returned.
Santen Collaboration and License Agreement
On October 28, 2020, Aerie Ireland Limited entered into a Collaboration and License Agreement with Santen Pharmaceutical Co., Ltd., a Japanese pharmaceutical company dedicated to ophthalmology that carries out research, development, marketing and sales of pharmaceuticals, over-the-counter products and medical devices. Pursuant to the Santen Agreement, Aerie Ireland Limited granted to Santen the exclusive right to develop, manufacture, market and commercialize Rhopressa® and Rocklatan® (the “Licensed Products”) in Japan, South Korea, Indonesia, Malaysia, Philippines, Singapore, Thailand, Vietnam and Taiwan (such jurisdictions collectively, the “Territories”). The Company is the sole manufacturer of the Licensed Products for Santen. Under the Santen Agreement, Aerie Ireland Limited granted Santen a first right of negotiation for the rights to the Licensed Products in any Asian countries other than the Territories.
Under the Santen Agreement, Santen made an upfront payment of $50.0 million (the “Upfront Payment”) and Aerie Ireland Limited will earn various development milestones of up to $39.0 million and sales milestones of up to $60.0 million upon the achievement of certain events. In addition, Santen will pay Aerie Ireland Limited a royalty in excess of 25% of the Licensed Products’ net sales, such consideration consisting of the cost of products supplied to Santen from Aerie Ireland Limited and a royalty for the Company’s intellectual property. Santen will be responsible for sales, marketing and pricing decisions relating to the Licensed Products. Santen is also responsible for all development and commercialization costs and activities related to the Licensed Products in the Territories, except that Aerie Ireland Limited shares 50% of the costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan, which commenced in the fourth quarter of 2020.
20

The term of the Santen Agreement continues on a country-by-country basis in the Territory until the later of (i) the expiration of the last to expire valid patent claim covering the Licensed Product and (ii) 12 years from the date of the first commercial sale of each Licensed Products under a New Drug Application approval, marketing authorization or the equivalent. The Santen Agreement may be terminated by either Aerie Ireland Limited or Santen upon the other party’s material breach or bankruptcy or insolvency. Aerie Ireland Limited may also terminate the Santen Agreement upon a patent challenge by Santen, and Santen may terminate the Santen Agreement in its discretion if, following marketing authorization for Rhopressa® in Japan, Santen reasonably determines that the Licensed Products are not commercially viable in the Territory (effective upon 180 days’ prior written notice). In addition, in the event that patents are issued that may prevent the commercialization of the Licensed Products, Santen would have the right to terminate the Santen Agreement and require Aerie Ireland Limited’s repayment of up to approximately 85% of the Upfront Payment, all development milestone payments and 50% of the development expenses incurred by Santen. In the event of termination, the Licensed Products in the applicable Territories will revert to the Company.
The Company first assessed the Santen Agreement under ASC 808 to determine whether the Santen Agreement (or part of the Santen Agreement) represents a collaborative arrangement based on the risks and rewards and activities of the parties pursuant to the Santen Agreement. The Company accounts for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside the scope of ASC Topic 606. The Company determined the Santen Agreement meets the definition of a customer for each unit of account and is within the scope of ASC 606.
The Company identified two distinct performance obligations: (i) the exclusive license to Rhopressa® and Rocklatan® and (ii) the Phase 3 clinical trials in Japan. Santen can benefit from the license on its own by developing, manufacturing, marketing and commercializing the Licensed Products using its own resources. In addition, the Company expects to enter into a manufacturing and supply agreement with Santen no later than twenty-four months prior to the first commercial sale of a Licensed Product in the Territory.
For the year ended December 31, 2020, the Company recorded $50.8 million as deferred revenue, non-current, relating to the Upfront Payment as well as for Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan, which commenced in the fourth quarter of 2020. While the Company determined that the license was a right to use the Company’s intellectual property and as of the effective date of the Santen Agreement, the Company had provided all necessary information to Santen to benefit from the license and the license term had begun, revenue was not recognized upon satisfaction of the performance obligation due to the uncertainty around potential termination in the event that patents are issued that may prevent the commercialization of the Licensed Products.
The Company will recognize the Upfront Payment, and any other potential future development milestones and sales milestones, when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
4.    Investments
Cash and cash equivalents and investments as of December 31, 2020 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$151,570	$—	$—	$151,570
Total cash and cash equivalents	$151,570	$—	$—	$151,570
Investments:
Commercial paper (due within 1 year)	$44,122	$5	$(23)	$44,104
Corporate bonds (due within 1 year)	44,724	3	(37)	44,690
Total investments	$88,846	$8	$(60)	$88,794
Total cash, cash equivalents and investments	$240,416	$8	$(60)	$240,364

21

Cash, cash equivalents and investments as of December 31, 2019 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$143,940	$—	$—	$143,940
Total cash and cash equivalents	$143,940	$—	$—	$143,940
Investments:
Commercial paper (due within 1 year)	$64,629	$—	$(7)	$64,622
Corporate bonds (due within 1 year)	60,640	—	(76)	60,564
U.S. Government and government agencies (due within 1 year)	40,073	—	(9)	40,064
Total investments	$165,342	$—	$(92)	$165,250
Total cash, cash equivalents and investments	$309,282	$—	$(92)	$309,190
5.    Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2020
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$151,570	$—	$—	$151,570
Total cash and cash equivalents:	$151,570	$—	$—	$151,570
Investments:
Commercial paper	$—	$44,104	$—	$44,104
Corporate bonds	—	44,690	—	44,690
U.S. government and government agencies	—	—	—	—
Total investments	$—	$88,794	$—	$88,794
Total cash, cash equivalents and investments:	$151,570	$88,794	$—	$240,364

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2019
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$133,931	$10,009	$—	$143,940
Total cash and cash equivalents:	$133,931	$10,009	$—	$143,940
Investments:
Commercial paper	$—	$64,622	$—	$64,622
Corporate bonds	—	60,564	—	60,564
U.S. government and government agencies	—	40,064	—	40,064
Total investments	$—	$165,250	$—	$165,250
Total cash, cash equivalents and investments:	$133,931	$175,259	$—	$309,190
The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes is
22

not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes was $296.7 million at December 31, 2020.
6.    Inventory
Inventory consists of the following:

	DECEMBER 31,
(in thousands)	2020	2019
Raw materials	$1,875	$1,400
Work-in-process	21,648	13,414
Finished goods	3,536	6,240
Total inventory	$27,059	$21,054
Idle capacity cost associated with the Company’s Athlone manufacturing plant was $17.0 million for the year ended December 31, 2020 and was recorded to costs of goods sold. The idle capacity results from the manufacturing plant having commenced operations earlier in 2020 and not reaching full capacity.
7.     Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	DECEMBER 31,
	2020	2019
Manufacturing equipment	$21,705	$18,073
Laboratory equipment	7,948	7,525
Furniture and fixtures	1,681	1,648
Software, computer and other equipment	7,836	7,772
Leasehold improvements	30,178	29,720
Construction-in-progress	1,481	3,892
Property, plant and equipment	70,829	68,630
Less: Accumulated depreciation	(16,569)	(10,483)
Property, plant and equipment, net	$54,260	$58,147
Depreciation expense was $6.4 million, $5.1 million and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Manufacturing Plant
In the second quarter of 2019, the Company completed the build-out on its manufacturing plant in Athlone, Ireland, for which it leases approximately 30,000 square feet of interior floor space and as such is not the legal owner of the space. However, in accordance with ASC Topic 842, the Company was deemed to be the owner of the leased space prior to completion of construction. Upon completion, the Company performed a sale-leaseback analysis and accounted for the transaction as a sale. The Company therefore derecognized the build-to-suit asset and the corresponding build-to-suit facility lease obligation of approximately $4.4 million as of the completion date. No gain or loss arose from the derecognition. The Company concurrently recognized an operating lease ROU asset and a corresponding operating lease liability related to the leaseback of the facility. See Note 8 for additional information.
Also, upon completion of the build-out in the second quarter of 2019, amounts previously classified as construction-in-progress related to the manufacturing plant placed into service have been transferred to leasehold improvements and manufacturing equipment and are being amortized in accordance with the Company’s policy. See Note 2 for additional information.
23

8.     Leases
The Company has operating leases for corporate offices, research and development facilities, and a fleet of vehicles. The properties primarily relate to the Company’s principal executive office and research facility located in Durham, North Carolina, regulatory, commercial support and other administrative activities located in Irvine, California, and clinical, finance and legal operations located in Bedminster, New Jersey. The Durham, North Carolina, facility consists of approximately 61,000 square feet of laboratory and office space under leases that expire between January 2022 and June 2024 and the Irvine, California, location consists of approximately 37,300 square feet of office space under a lease that expires in January 2022. The Bedminster, New Jersey, location consists of approximately 34,000 square feet of office space under a lease that expires in October 2029. There are also small offices in Ireland, the United Kingdom and Japan.
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
The Company’s operating leases have remaining lease terms of approximately 1 year to 17 years, some of which include options to extend the leases.
Balance sheet information related to leases was as follows:

	DECEMBER 31,
(in thousands)	2020	2019
Operating lease right-of-use assets	$14,084	$16,523

Operating lease liabilities	$4,923	$5,502
Long-term operating lease liabilities	10,206	12,102
Total operating lease liabilities	$15,129	$17,604
The cash paid for amounts included in the measurement of lease liabilities was $6.0 million and $4.7 million during the years ended December 31, 2020 and 2019, respectively. The Company’s right-of-use assets obtained in exchange for operating lease obligations were $1.9 million and $3.1 million during the years ended December 31, 2020 and 2019, respectively.

	DECEMBER 31,

	2020	2019
Operating Leases
Weighted-average remaining lease terms	8 years	8 years
Weighted-average discount rate	9%	8%
Maturities of lease liabilities as of December 31, 2020 are as follows:

OPERATING
(in thousands)	LEASES
Year Ending December 31,
2021	$5,068
2022	2,467
2023	2,139
2024	1,764
Thereafter	10,424
Total undiscounted lease payments	21,862
Less: present value adjustment	(6,733)
Total lease liabilities	$15,129
24

Maturities of lease liabilities as of December 31, 2019 were as follows:

OPERATING
(in thousands)	LEASES
Year Ending December 31,
2020	$5,879
2021	4,074
2022	1,925
2023	1,758
Thereafter	11,551
Total undiscounted lease payments	$25,187
Less: present value adjustment	(7,583)
Total lease liabilities	$17,604
Lease expense for the Company’s operating leases was $5.6 million, including variable lease payments of $0.7 million, for the year ended December 31, 2020, respectively. Lease expense for the Company’s operating leases was $5.3 million, including variable lease payments of $1.3 million, for the year ended December 31, 2019, respectively.
Under prior lease guidance, rent expense for the Company’s operating leases was $3.8 million for the year ended December 31, 2018.
9.     Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	DECEMBER 31,
(in thousands)	2020	2019
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$15,207	$11,169
Accrued consulting and professional fees	2,645	3,810
Accrued research and development (1)	2,222	8,734
Accrued revenue reserves(2)	66,552	38,450
Accrued other(3)	4,097	3,213
Total accrued expenses and other current liabilities	$90,723	$65,376

(1)Comprised primarily of accruals related to fees for investigative sites, contract research organizations and other service providers that assist in conducting preclinical research studies and clinical trials. As of December 31, 2019, liabilities incurred related to the Avizorex acquisition are also included.
(2)Comprised primarily of accruals related to commercial and government rebates as well as returns. The accrued revenue reserve at December 31, 2020 is higher than prior year primarily due to higher rebates largely driven by government sponsored programs.
(3)Comprised primarily of accruals related to interest payable as well as other business-related expenses.
10.    Debt
Convertible Notes
In September 2019, the Company issued an aggregate principal amount of $316.25 million of Convertible Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The Convertible Notes, governed by an indenture between the Company and a trustee, are senior, unsecured obligations and do not include financial and operating covenants nor any restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by Aerie or any of its subsidiaries. Interest on the Convertible Notes is payable semi-annually in cash in arrears at a rate of 1.50% per annum on April 1 and October 1 of each year, which began on April 1, 2020. The Convertible Notes will mature on October 1, 2024 unless they are redeemed, repurchased or converted prior to such date. Prior to April 1, 2024, the
25

Convertible Notes will be convertible at the option of holders only during certain periods and upon satisfaction of certain conditions. On and after April 1, 2024, the Convertible Notes will be convertible at the option of the holders any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in shares of Aerie common stock, cash or a combination, thereof, at the Company's election. The Company intends to settle the principal and interest amounts of the Convertible Notes in cash, and therefore, the Company currently would not expect the conversion to have a dilutive effect on the Company’s earnings per share, as applicable. However, the Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and disclosures, in which the Company will soon no longer be eligible to use the treasury stock method to reflect the shares underlying the Convertible Notes in the Company’s dilutive earnings per shares. See Note 2 for additional information.
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
During the year ended December 31, 2020, the conditions allowing holders of the Convertible Notes to elect to convert had not been met. As of December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount of the Convertible Notes.
The estimated fair value of the liability component of the Convertible Notes at the time of issuance was $187.9 million and was determined based on a discounted cash flow analysis and a binomial lattice model. The valuation required the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the stock price volatility and bond yield. The effective interest rate on the liability component was 10.5% for the period from the date of issuance through December 31, 2020. The equity component of the Convertible Notes was recognized at issuance and represents the difference between the principal amount of the Convertible Notes and the fair value of the liability component of the Convertible Notes at issuance. The equity component was approximately $128.4 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.
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
The following table summarizes the carrying value of the Convertible Notes:

	DECEMBER 31,
(in thousands)	2020	2019
Gross proceeds	$316,250	$316,250
Unamortized debt discount	(101,565)	(122,402)
Unamortized issuance costs	(4,312)	(5,197)
Carrying value	$210,373	$188,651
26

The following table summarizes the interest expense recognized related to the Convertible Notes:

	DECEMBER 31,
(in thousands)	2020	2019
Stated interest	$4,751	$1,476
Amortized debt discount	20,837	5,989
Amortized issuance costs	885	254
Interest Expense	$26,473	$7,719
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
Conversion of 2014 Convertible Notes
On July 23, 2018, Aerie entered into an Exchange and Termination Agreement (the “Exchange and Termination Agreement”) with Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P. and Deerfield Special Situations Fund, L.P. (collectively, the “Holders”). Pursuant to the Exchange and Termination Agreement, (i) the Holders converted the entire outstanding principal amount of the 2014 Convertible Notes (as defined below) into 5,040,323 shares of Aerie common stock (the “Conversion Shares”) in accordance with the terms of the 2014 Convertible Notes, which was recognized in stockholders’ equity, (ii) Aerie issued the Conversion Shares, and (iii) Aerie paid accrued and unpaid interest on the 2014 Convertible Notes through July 23, 2018.
In addition, as mutually agreed to with the Holders in order to complete the conversion on the date of the Exchange and Termination Agreement, Aerie issued an additional 329,124 shares of Aerie common stock (the “Additional Shares”) to the Holders. Aerie expensed the value of the Additional Shares in the amount of $24.1 million to other expense during the year ended December 31, 2018.
Interest Expense
Interest expense was $26.5 million for the year ended December 31, 2020, and included stated interest and amortization of debt discount and issuance costs related to the Convertible Notes. Interest expense was $15.3 million for the year ended December 31, 2019, and included stated interest and amortization of debt discount and issuance costs related to the Convertible Notes and issuance costs and fees related to the credit facility. Interest expense was $2.5 million for the year ended December 31, 2018, and included amortization of debt discount and issuance costs related to the $125.0 million aggregate principal amount of senior secured convertible notes (the “2014 Convertible Notes”) through the date of conversion, as well as issuance costs and fees related to the July 2018 tranche of the credit facility. In July 2018, the entire outstanding principal amount of the 2014 Convertible Notes was converted into shares of Aerie common stock.
27

11.    Income Taxes
The provision for income taxes is based on net loss before income taxes as follows:

	DECEMBER 31,
(in thousands)	2020	2019	2018
Net loss before income taxes:
United States	$(143,349)	$(153,620)	$(203,230)
Non-U.S.	(34,507)	(46,051)	(29,336)
Net loss before income taxes	$(177,856)	$(199,671)	$(232,566)

	DECEMBER 31,
(in thousands, except percentages)	2020	2019	2018
Provision for income taxes:
Current:
United States	$(33)	$(90)	$3
Non-U.S.	5,278	—	—
Total	$5,245	$(90)	$3
Deferred:
United States	$—	$—	$—
Non-U.S.	—	—	—
Total	—	—	—
Provision for income taxes	$5,245	$(90)	$3
Effective tax rate	(2.95)%	0.05%	—%

Significant components of the Company’s net deferred income tax assets as of December 31, 2020 and 2019 consist of the following:

	DECEMBER 31,
(in thousands)	2020	2019
Net deferred tax assets:
Net operating loss carryforwards	$169,070	$142,991
Stock-based compensation	29,884	22,785
U.S. tax credit carryforwards	13,526	10,980
Envisia asset acquisition	5,007	5,476
Basis difference in intangibles	7,625	7,625
Convertible Notes	(19,028)	(22,822)
Other assets	10,697	8,996
Other liabilities	(5,416)	(5,709)
Valuation allowance	(211,365)	(170,322)
Total net deferred income taxes	$—	$—
28

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2020, 2019 and 2018 is as follows:

	DECEMBER 31,
	2020	2019	2018
U.S. federal tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	4.02%	4.97%	4.56%
Non-taxable foreign loss	(4.81)%	(4.44)%	0.09%
Stock-based compensation	(2.29)%	(1.47)%	1.97%
Other	0.48%	0.98%	(1.13)%
Change in valuation allowance	(21.35)%	(20.99)%	(26.49)%
Effective tax rate	(2.95)%	0.05%	—%

In March 2019, the IRS issued new guidance related to sequestration on the AMT tax credits. For taxable years beginning after December 31, 2017, refund payments and refund offset transactions due to refundable minimum tax credits will not be reduced due to federal sequestration. In January 2020 the IRS issued new guidance related to sequestration on the AMT tax credits which would restore the portion of the minimum tax credit refunds previously sequestered with respect to MTC refund claims in lieu of bonus depreciation under Section 168(k)(4).
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes several business tax provisions which include, but are not limited to modifications of federal net operating loss carrybacks and deductibility, changes to prior year refundable alternative minimum tax liabilities to allow the accelerated recovery of refund, increase of limitations on business interest deductions from 30 percent to 50 percent of earnings before interest, taxes, depreciation, and amortization, technical corrections of the classification of qualified improvement property making them eligible for bonus depreciation, increase of the limits on charitable contribution deductions from 10 percent to 25 percent of adjusted taxable income, modifications of the treatment of federal loans, loan guarantees, and other investments, suspension of industry specific excise taxes, deferral of the company portion of OASDI, and implementation of a refundable employee retention tax credit. During 2020, the Company received the remaining accelerated alternative minimum tax refund of $0.8 million. The CARES Act did not have a material impact on the Company's consolidated financial statements as of and for the year ended December 31, 2020.
At December 31, 2020, the Company had federal and state NOL carryforwards of approximately $585.4 million and $561.7 million, respectively. If not utilized, federal NOLs that arose prior to 2018 and state NOLs will begin to expire at various dates beginning in 2031 and 2023, respectively. Federal NOLs that arose on or after January 1, 2018 can be carried forward indefinitely against future income, but can only be used to offset a maximum of 80% of the Company’s federal taxable income in any year. As of December 31, 2020, the Company also had foreign NOL carryforwards of $98.9 million, which are available solely to offset taxable income of its foreign subsidiaries, subject to any applicable limitations under foreign law.
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
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of December 31, 2020, the Company maintains a valuation allowance on all of its deferred tax assets as of December 31, 2020. The amount of deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to other subjective evidence such as projections for growth. As of December 31, 2020, 2019, 2018 and 2017, the Company had a valuation allowance of $211.4 million, $170.3 million, $143.3 million and $83.4 million, respectively. The increase in valuation allowance in 2020, 2019 and 2018 of $41.1 million, $27.0 million and $59.9 million, respectively, was primarily due to the increase in NOL carryforwards.
29

The Company does not have any unrecognized tax benefits as of December 31, 2020. The Company is subject to taxation in the United States, Ireland, Japan and the United Kingdom. As of December 31, 2020, tax years ended December 31, 2015 through December 31, 2019 are open under the statute of limitations and subject to tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS, state, or non-U.S. tax authorities to the extent utilized in a future period.
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
13.     Stock-based Compensation
Stock-based compensation expense for options granted, RSAs, PSAs, RSUs, SARs and stock purchase rights is reflected in the consolidated statements of operations and comprehensive loss as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2020	2019	2018
Cost of goods sold	$2,353	$—	$—
Selling, general and administrative	27,176	30,463	26,432
Pre-approval commercial manufacturing	344	3,634	2,622
Research and development	10,222	10,996	9,674
Total	$40,095	$45,093	$38,728
As of December 31, 2020, the Company had $41.8 million of unrecognized compensation expense related to options outstanding under its equity plans. This expense is expected to be recognized over a weighted average period of 2.1 years as of December 31, 2020. As of December 31, 2020, the Company had $16.1 million of unrecognized compensation expense, related to unvested RSAs, including PSAs. This cost is expected to be recognized over a weighted average period of 2.4 years as of December 31, 2020.
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
30

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
Options to Purchase Common Stock
Weighted average assumptions utilized in the fair value calculation for options to purchase common stock as of December 31, 2020, 2019 and 2018 are as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	74%	74%	78%
Risk-free interest rate	0.9%	1.9%	2.7%
Dividend yield	—%	—%	—%
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2019	8,425,551	$29.06
Granted	874,878	16.83
Exercised	(58,676)	5.28
Canceled	(653,139)	37.18
Options outstanding at December 31, 2020	8,588,614	$27.36	5.9	$15,180
Options exercisable at December 31, 2020	6,405,232	$26.44	5.0	$14,959
The weighted-average fair values of all stock options granted for the years ended December 31, 2020, 2019 and 2018 was $10.82, $20.70, and $38.38, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 was $0.6 million, $4.2 million and $32.0 million, respectively. The intrinsic value is calculated as the difference between the fair market value at December 31, 2020 and the exercise price per share of the stock options. The fair market value per share of common stock as of December 31, 2020 was $13.51.
31

The following table provides additional information about stock options that are outstanding and exercisable at December 31, 2020:

EXERCISE PRICE	OPTIONS OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	OPTIONS EXERCISABLE
$0.20 - $10.00	1,407,002	2.5	1,407,002
$10.01 - $20.00	1,472,021	6.7	962,151
$20.01 - $30.00	2,763,163	6.1	1,841,580
$30.01 - $45.00	1,185,530	6.7	929,942
$45.01 - $55.00	1,061,299	7.2	744,904
$55.01 - $73.10	699,599	7.2	519,653
	8,588,614		6,405,232
Restricted Stock Awards
The following table summarizes the RSA, including PSAs, activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Nonvested RSAs at December 31, 2019	754,415	$43.07
Granted	424,613	14.37
Vested	(267,872)	42.85
Canceled	(101,629)	35.65
Nonvested RSAs at December 31, 2020	809,527	$29.03
The vesting of the RSAs is time and service based with terms of 1 to 4 years. The total fair value of restricted stock vested during the years ended December 31, 2020, 2019 and 2018 was $11.5 million, $9.8 million and $5.1 million, respectively. During the year ended December 31, 2017, the Company granted 98,817 RSAs with non-market performance conditions that vest upon the satisfaction of certain performance conditions and service conditions. As of December 31, 2020, 98,817 PSAs were vested.
Restricted Stock Units
As of September 30, 2019, 43,071 nonvested RSAs were cancelled and replaced with a corresponding number of RSUs. The RSUs were issued with the same vesting provisions as the cancelled RSAs. Accordingly, the 43,071 RSUs outstanding at September 30, 2019 were nonvested. As of December 31, 2020, the associated unrecognized compensation expense totaled $2.3 million. This expense is expected to be recognized over the weighted average period of 2.7 years as of December 31, 2020.

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Nonvested RSUs at December 31, 2019	41,811	$19.22
Granted	85,305	12.76
Vested	(12,567)	19.22
Canceled	(7,367)	14.03
Nonvested RSUs at December 31, 2020	107,182	$14.43
32

Stock Appreciation Rights
The following table summarizes the SARs activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
SARs outstanding at December 31, 2019	163,016	$41.70
Granted	73,500	13.95
Exercised	—	—
Canceled	(24,472)	40.00
SARs outstanding at December 31, 2020	212,044	$32.28	3.5	$46
SARs exercisable at December 31, 2020	50,133	$45.24	2.8	$—
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
14.    Commitments and Contingencies
Milestone Payments
In November 2019, the Company entered into a Share Purchase Agreement (the “Avizorex Agreement”) with Avizorex, under which the Company acquired Avizorex, including its lead product candidate AVX-012 (now known as AR-15512) , for which Avizorex completed a Phase 2a study in dry eye subjects in 2019. The consideration given for the Avizorex acquisition was $10.2 million. Additionally, contingent milestone payments of up to $69.0 million may be due, subject to achievement of certain product regulatory approvals using the IPR&D assets acquired, plus royalties on net sales of any approved products from Avizorex’s development pipeline.
In October 2017, the Company entered into an Asset Purchase Agreement (the “Envisia Agreement”) with Envisia to acquire the rights to use PRINT® technology in ophthalmology, as well as rights relating to a preclinical dexamethasone steroid implant for the potential treatment of RVO and DME that utilizes the PRINT® technology, referred to as AR-1105. Under the terms of the Envisia Agreement, the Company (a) made an upfront cash payment of $10.5 million and issued 263,146 shares of Aerie’s common stock valued at approximately $14.3 million and (b) agreed to make potential milestone payments of up to an aggregate of $45.0 million may be due, subject to achievement of certain product regulatory approvals using the IPR&D assets acquired, if achieved within the 15-year milestone period.
In July 2017, the Company entered into a collaborative research, development and licensing agreement with DSM, which included an option to license DSM’s bio-erodible polymer implant technology for sustained delivery of certain Aerie compounds to treat ophthalmic diseases. This technology uses polyesteramide polymers to produce an injectable, thin fiber that is minute in size. On August 1, 2018, the Company entered into an Amended and Restated Collaborative Research, Development, and License Agreement with DSM (the “DSM Agreement”), which provides for (i) a worldwide exclusive license for all ophthalmic indications to DSM’s polyesteramide polymer technology, (ii) continuation of the collaborative research initiatives through the end of 2020, including the transfer of DSM’s formulation technology to Aerie during that time and (iii) access to a preclinical latanoprost implant. Aerie paid $6.0 million to DSM upon execution of the DSM Agreement, with an additional $9.0 million payable to DSM through the end of 2020. The DSM Agreement includes contingent payments of up to $75 million that may be due to DSM upon the achievement of certain development and regulatory milestones. In addition, pursuant to the DSM Agreement, a $3.0 million milestone payment was made during the year ended December 31,
33

2018 upon the completion of certain manufacturing technology transfer activities. Aerie would also pay royalties to DSM when products are commercialized under this DSM Agreement, if any.
These contingent milestone payments are recognized only when the contingency is resolved (the milestone is achieved) and the consideration is paid or becomes payable. As of December 31, 2020, there were no liabilities recorded relating to potential future milestone payments as the achievement of the related milestones were not met and the timing and likelihood of such milestone payments are not known.
Litigation
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. The Company is not a party to any known litigation, is not aware of any material unasserted claims and does not have contingency reserves established for any litigation liabilities.
15.    Segment Information
Aerie has one operating segment: the discovery, development and commercialization of pharmaceutical products that address unmet medical needs, focusing on open-angle glaucoma, ocular surface diseases and retinal diseases. The Company's business is managed by a single management team, which reports to the Chief Executive Officer.
The following table presents total long-lived assets by geographic location:

	DECEMBER 31,
(in thousands)	2020	2019
United States	$8,391	$9,184
Ireland	45,869	48,963
Total long-lived assets	$54,260	$58,147

16.    Selected Quarterly Financial Data (Unaudited)
The following table presents selected unaudited quarterly financial information for the years ended December 31, 2020 and 2019. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	FOR THE QUARTER ENDED
(in thousands, except per share amounts)	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
2020
Total revenues, net	$24,683	$20,081	$18,033	$20,341
Total costs and expenses	$60,276	$53,685	$60,586	$64,281
Net loss	$(46,137)	$(39,648)	$(48,187)	$(49,129)
Net loss per common share—basic and diluted	$(1.00)	$(0.86)	$(1.05)	$(1.07)

	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
2019
Total revenues, net	$24,657	$18,544	$15,835	$10,852
Total costs and expenses	$74,595	$61,871	$61,910	$59,004
Net loss	$(55,064)	$(49,402)	$(47,164)	$(47,951)
Net loss per common share—basic and diluted	$(1.21)	$(1.09)	$(1.04)	$(1.06)
34