Form 10-Q
period 2021-06-30
AERIE PHARMACEUTICALS INC
filed 2021-08-05
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, there were 47,233,646 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	JUNE 30, 2021	DECEMBER 31, 2020
Assets
Current assets
Cash and cash equivalents	$79,956	$151,570
Short-term investments	108,331	88,794
Accounts receivable, net	59,151	56,022
Inventory	30,704	27,059
Prepaid expenses and other current assets	10,876	8,310
Total current assets	289,018	331,755
Property, plant and equipment, net	52,715	54,260
Operating lease right-of-use assets	12,830	14,084
Other assets	965	1,946
Total assets	$355,528	$402,045
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$7,437	$8,826
Accrued expenses and other current liabilities	96,761	90,723
Operating lease liabilities	3,888	4,923
Total current liabilities	108,086	104,472
Convertible notes, net	222,023	210,373
Deferred revenue, non-current	52,829	50,858
Long-term operating lease liabilities	10,031	10,206
Other non-current liabilities	2,173	2,168
Total liabilities	395,142	378,077
Commitments and contingencies (Note 12)
Stockholders’ (deficit) equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of June 30, 2021 and December 31, 2020; none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 46,994,403 and 46,821,644 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	47	47
Additional paid-in capital	1,120,153	1,103,074
Accumulated other comprehensive loss	(61)	(52)
Accumulated deficit	(1,159,753)	(1,079,101)
Total stockholders’ (deficit) equity	(39,614)	23,968
Total liabilities and stockholders’ (deficit) equity	$355,528	$402,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Product revenues, net	$27,185	$18,033	$50,155	$38,374
Total revenues, net	27,185	18,033	50,155	38,374
Costs and expenses:
Cost of goods sold	6,177	7,326	12,877	13,418
Selling, general and administrative	34,542	33,237	67,140	70,139
Pre-approval commercial manufacturing	—	80	—	2,194
Research and development	17,967	19,943	35,858	39,116
Total costs and expenses	58,686	60,586	115,875	124,867
Loss from operations	(31,501)	(42,553)	(65,720)	(86,493)
Other (expense) income, net	(7,169)	(5,634)	(14,883)	(10,856)
Loss before income taxes	(38,670)	(48,187)	(80,603)	(97,349)
Income tax expense (benefit)	18	—	49	(33)
Net loss	$(38,688)	$(48,187)	$(80,652)	$(97,316)
Net loss per common share—basic and diluted	$(0.84)	$(1.05)	$(1.75)	$(2.12)
Weighted average number of common shares outstanding—basic and diluted	46,197,656	45,876,106	46,153,613	45,834,305

Net loss	$(38,688)	$(48,187)	$(80,652)	$(97,316)
Unrealized gain (loss) on available-for-sale investments, net	3	237	(9)	209
Comprehensive loss	$(38,685)	$(47,950)	$(80,661)	$(97,107)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2019	46,464,669	$46	$1,062,996	$(92)	$(896,000)	$166,950
Issuance of common stock upon exercise of stock options and warrants	5,811	—	44	—	—	44
Issuance of common stock for restricted stock awards, net	5,705	—	(1,466)	—	—	(1,466)
Stock-based compensation	—	—	10,838	—	—	10,838
Other comprehensive loss	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(49,129)	(49,129)
Balances at March 31, 2020	46,476,185	$46	$1,072,412	$(120)	$(945,129)	$127,209
Issuance of common stock upon exercise of stock purchase rights	23,494	—	295	—	—	295
Issuance of common stock upon exercise of stock options	31,615	1	118	—	—	119
Issuance of common stock for restricted stock awards, net	(17,945)	—	(150)	—	—	(150)
Stock-based compensation	—	—	10,289	—	—	10,289
Other comprehensive income	—	—	—	237	—	237
Net loss	—	—	—	—	(48,187)	(48,187)
Balances at June 30, 2020	46,513,349	$47	$1,082,964	$117	$(993,316)	$89,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2020	46,821,644	$47	$1,103,074	$(52)	$(1,079,101)	$23,968
Issuance of common stock upon exercise of stock options	62,016	—	26	—	—	26
Issuance of common stock for restricted stock awards, net	10,162	—	(1,127)	—	—	(1,127)
Stock-based compensation	—	—	8,741	—	—	8,741
Other comprehensive loss	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(41,964)	(41,964)
Balances at March 31, 2021	46,893,822	$47	$1,110,714	$(64)	$(1,121,065)	$(10,368)
Issuance of common stock upon exercise of stock purchase rights	89,555	—	998	—	—	998
Issuance of common stock upon exercise of stock options	18,426	—	91	—	—	91
Issuance of common stock for restricted stock awards, net	(7,400)	—	(13)	—	—	(13)
Stock-based compensation	—	—	8,363	—	—	8,363
Other comprehensive income	—	—	—	3	—	3
Net loss	—	—	—	—	(38,688)	(38,688)
Balances at June 30, 2021	46,994,403	$47	$1,120,153	$(61)	$(1,159,753)	$(39,614)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Cash flows from operating activities
Net loss	$(80,652)	$(97,316)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,161	3,186
Amortization and accretion	14,948	13,358
Stock-based compensation	16,745	20,705
Other non-cash	1,320	7
Changes in operating assets and liabilities
Accounts receivable, net	(3,129)	(4,724)
Inventory	(3,173)	2,397
Prepaid, current and other assets	(2,532)	(861)
Accounts payable, accrued expenses and other current liabilities	4,082	1,484
Operating lease liabilities	(2,934)	(2,929)
Deferred revenue	1,970	—
Net cash used in operating activities	(50,194)	(64,693)
Cash flows from investing activities
Purchase of available-for-sale investments	(73,006)	(43,455)
Proceeds from sales and maturities of investments	52,988	118,357
Purchase of property, plant and equipment	(1,377)	(1,690)
Net cash (used in) provided by activities	(21,395)	73,212
Cash flows from financing activities
Proceeds from loan	—	8,274
Repayment of loan	—	(8,274)
Payments related to issuance of stock for stock-based compensation arrangements, net	(25)	(1,160)
Net cash used in financing activities	(25)	(1,160)
Net change in cash and cash equivalents	(71,614)	7,359
Cash and cash equivalents, at beginning of period	151,570	143,940
Cash and cash equivalents, at end of period	$79,956	$151,299

Non-cash investing and financing activities
Purchase of property, plant and equipment	$727	$409
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
U.S. Commercial Products
The Company has developed and commercialized two U.S. Food and Drug Administration (“FDA”) approved products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”), which are sold in the United States and comprise its glaucoma franchise. Rhopressa® is a once-daily eye drop designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, the most widely-prescribed drug for the treatment of patients with open-angle glaucoma. The Company is commercializing Rhopressa®, which was launched in the United States in April 2018, and Rocklatan®, which was launched in the United States in May 2019.
Outside the United States
In addition to actively promoting Rhopressa® and Rocklatan® in the United States, the Company’s strategy also includes developing business opportunities outside of the United States, including the successful commercialization of Rhopressa® and Rocklatan® in Europe, Japan and other regions. At present, the Company has a development and commercialization partner for Japan and certain other Asian countries, and is evaluating potential collaborators for Europe and other regions. Rhopressa® and Rocklatan® will be marketed under the names Rhokiinsa® and Roclanda®, respectively, if ultimately commercialized in Europe.
In Europe, Rhokiinsa® and Roclanda® were granted a Centralised Marketing Authorisation (“Centralised MA”) by the European Commission (“EC”) in November 2019 and January 2021, respectively. In April 2021, Roclanda® received marketing authorisation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in Great Britain. As the EC decision was received after the end of the Brexit transition period, the Company was required to complete a further administrative step in order to obtain authorisation in Great Britain.
The Company reported positive interim topline 90-day efficacy data in September 2020 for Mercury 3, the Phase 3b clinical trial for Roclanda®, a six-month efficacy and safety trial designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe of bimatoprost (a prostaglandin analog), and timolol (a beta blocker). As a result of the positive Mercury 3 results, discussions are underway with third parties who have expressed interest in a commercialization partnership in and potentially beyond Europe, while the Company is simultaneously preparing on its own for pricing discussions in Germany.
In Japan, the Company entered into a Collaboration and License Agreement (the “Santen Agreement”) with Santen Pharmaceuticals Co., Ltd. (“Santen”) in October 2020 to advance its clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and eight other countries in Asia. See Note 3 for additional information. The Company initiated a now fully enrolled Rhopressa® Phase 3 clinical trial in December 2020, the first of three expected Phase 3 clinical trials in Japan. The trial is expected to be completed by the end of 2021 and topline results are expected to be reported shortly thereafter. Clinical trials for Rocklatan® in Japan have not yet begun.
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
Product Candidates and Pipeline
The Company is furthering the development of its product candidates and preclinical candidates, described below, focused on dry eye, AR-15512, retinal diseases, AR-1105, AR-13503 SR and AR-14034 SR, and a ROCK inhibitor-linked-steroid, AR-6121.
The active ingredient in AR-15512 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates tear production and blink rate. In addition, activating the TRPM8 receptor may reduce ocular discomfort by promoting a cooling sensation. The Investigational New Drug Application (“IND”) for AR-15512 eye drop for dry eye became effective in September 2020, allowing Aerie to initiate clinical studies in the treatment of dry eye. The Company is currently testing two concentrations of AR-15512 in an ongoing 90-day Phase 2b clinical trial with 369 subjects, which could potentially be considered pivotal. The Company initiated this now fully enrolled clinical trial, named COMET-1, in October 2020 and a topline readout is expected later in the third quarter of 2021.
The Company is currently developing three sustained-release implants focused on retinal diseases, AR-1105, AR-13503 SR, AR-14034 SR. In July 2020, the Company completed a Phase 2 clinical trial for AR-1105, a dexamethasone steroid implant, in patients with macular edema due to retinal vein occlusion (“RVO”) and reported topline results indicating sustained efficacy of up to six months, an important achievement in validating the capabilities of Aerie’s sustained release platform. The Company continues to have discussions with regulatory agencies in order to harmonize development plans across both Europe and the United States and continues to evaluate next steps regarding clinical and regulatory pathways for Phase 3 clinical trials along with commercialization prospects in both markets. The Company expects to start Phase 3 clinical trial activities for AR-1105 in the fourth quarter of 2021.
The Company is also developing AR-13503, a Rho kinase (“ROCK”) and Protein kinase C inhibitor that is the active ingredient in the AR-13503 sustained-release implant. The IND for AR-13503 SR became effective in April 2019, allowing the Company to initiate human studies in the treatment of wet age-related macular degeneration (age-related macular degeneration, “AMD”) and diabetic macular edema (“DME”). The Company initiated a first-in-human clinical safety study for AR-13503 SR in the third quarter of 2019. The Company currently expects to complete the dose escalation safety evaluation with the current implant design for AR-13503 SR in the first quarter of 2022.
The preclinical stage sustained-release implant AR-14034 SR is being designed to deliver the active ingredient axitinib, a potent small molecule pan-VEGF receptor inhibitor. AR-14034 SR has the potential to provide a duration of effect of approximately one year with a once per-year injection. It may potentially be used to treat DME, wet AMD and related diseases of the retina. IND-enabling preclinical studies are ongoing and the Company anticipates filing an IND for AR-14034 SR with the FDA in the second half of 2022.
The Company is also developing AR-6121, a newly introduced preclinical stage ROCK inhibitor-linked-steroid, which is a proprietary class of potent ocular corticosteroids linked to ROCK inhibitors. AR-6121 has the potential to leverage the anti-fibrotic and IOP-lowering activities of ROCK inhibitors to generate potent steroid effects with an improved safety profile. AR-6121 has the potential to meet an unmet need for effective and safer steroid treatment, specifically those that do not cause an increase in IOP or cataract formation. IND-enabling preclinical studies are underway and the Company anticipates filing an IND for AR-6121 with the FDA in the second half of 2022.
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
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of Aerie and its wholly-owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, acquisitions, stock-based compensation and fair value measurements. On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a pandemic. The full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition, including net product revenue, cost and expenses, reserves and allowances, manufacturing and clinical trials, may still not be known and will depend on future developments that continue to be uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on eye-care professionals, patients, third parties and markets. Actual results could differ from the Company’s estimates.
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
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Outstanding stock options	8,720,650	8,628,753	8,720,650	8,628,753
Stock purchase warrants	—	4,500	—	4,500
Non-vested restricted stock awards and performance share units	692,180	578,923	692,180	578,923
Non-vested restricted stock units	96,742	30,827	96,742	30,827
Total	9,509,572	9,243,003	9,509,572	9,243,003

3. Revenue Recognition
Product Revenues
Net product revenues for the three and six months ended June 30, 2021 and 2020 were generated from sales of Rhopressa® and Rocklatan®, the Company’s glaucoma franchise products, which were commercially launched in the United States in April 2018 and May 2019, respectively. Aerie’s customers include a limited number of national and select regional wholesalers (the “distributors”). For the six months ended June 30, 2021, three distributors accounted for 37%, 32% and 30% of total revenues, respectively. For the six months ended June 30, 2020, three distributors accounted for 37%, 33% and 29% of total revenues, respectively. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
Product revenue is recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities. Amounts billed or invoiced are included in accounts receivable, net on the condensed consolidated balance sheets. The Company did not have any contract assets (unbilled receivables) as of June 30, 2021 or December 31, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities as of June 30, 2021 or December 31, 2020, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers. The Company calculates its net product revenue based on the wholesale acquisition cost that the Company charges its distributors for Rhopressa® and Rocklatan® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. Provisions for revenue reserves reduced product revenues by $61.3 million and $112.1 million in aggregate for the three and six months ended June 30, 2021, respectively, a significant portion of which related to commercial and Medicare Part D rebates. Provisions for revenue reserves reduced product revenues by $46.1 million and $89.8 million in aggregate for the three and six months ended June 30, 2020, respectively.
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
Deferred revenue, non-current as of June 30, 2021 and December 31, 2020 was $52.8 million and $50.9 million, respectively, and included the Upfront Payment as well as Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan, which commenced in the fourth quarter of 2020. While the Company determined that the license was a right to use the Company’s intellectual property and as of the effective date of the Santen Agreement, the Company had provided all necessary information to Santen to benefit from the license and the license term had begun, revenue was not recognized upon satisfaction of the performance obligation due to the uncertainty around potential termination in the event that patents are issued that may prevent the commercialization of the Licensed Products.
The Company will recognize the Upfront Payment, and any other potential future development milestones and sales milestones, when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
4. Investments
Cash, cash equivalents and investments as of June 30, 2021 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$79,956	$—	$—	$79,956
Total cash and cash equivalents	$79,956	$—	$—	$79,956
Investments:
Commercial paper (due within 1 year)	$55,764	$—	$(20)	$55,744
Corporate bonds (due within 1 year)	52,628	—	(41)	52,587
Total investments	$108,392	$—	$(61)	$108,331
Total cash, cash equivalents and investments	$188,348	$—	$(61)	$188,287

Cash, cash equivalents and investments as of December 31, 2020 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$151,570	$—	$—	$151,570
Total cash and cash equivalents	$151,570	$—	$—	$151,570
Investments:
Commercial paper (due within 1 year)	44,122	5	(23)	44,104
Corporate bonds (due within 1 year)	44,724	3	(37)	44,690
Total investments	$88,846	$8	$(60)	$88,794
Total cash, cash equivalents and investments	$240,416	$8	$(60)	$240,364
Interest income earned on the Company’s cash, cash equivalents and investments was immaterial for the three and six months ended June 30, 2021, respectively, and $0.5 million and $1.6 million for the three and six months ended June 30, 2020, respectively. Realized gains or losses were immaterial during the three and six months ended June 30, 2021 and 2020.
As of June 30, 2021, the Company had no equity securities. As of December 31, 2020, the fair value of the equity securities held at the end of the period was $1.3 million. For the six months ended June 30, 2021, the Company had $1.0 million of losses on equity securities sold during the period.

5. Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	JUNE 30, 2021
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$79,956	$—	$—	$79,956
Total cash and cash equivalents:	$79,956	$—	$—	$79,956
Investments:
Commercial paper	$—	$55,744	$—	55,744
Corporate bonds	—	52,587	—	52,587
Total investments	$—	$108,331	$—	$108,331
Total cash, cash equivalents and investments:	$79,956	$108,331	$—	$188,287

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2020
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$151,570	$—	$—	$151,570
Total cash and cash equivalents:	$151,570	$—	$—	$151,570
Investments:
Commercial paper	$—	$44,104	$—	$44,104
Corporate bonds	—	44,690	—	44,690
Total investments	$—	$88,794	$—	$88,794
Total cash, cash equivalents and investments:	$151,570	$88,794	$—	$240,364

The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes was $316.2 million at June 30, 2021.
There were no transfers between the different levels of the fair value hierarchy during the six months ended June 30, 2021 and 2020.
6. Inventory
Inventory consists of the following:

(in thousands)	JUNE 30, 2021	DECEMBER 31, 2020
Raw materials	$3,840	$1,875
Work-in-process	24,244	21,648
Finished goods	2,620	3,536
Total inventory	$30,704	$27,059

For the three and six months ended June 30, 2021, $3.9 million and $8.3 million, respectively, of idle capacity cost associated with the Company’s Athlone manufacturing plant was recorded to costs of goods sold. For the three and six months ended

June 30, 2020, $5.0 million and $8.5 million, respectively, of idle capacity cost associated with the Company’s Athlone manufacturing plant was recorded to costs of goods sold. The idle capacity results from the manufacturing plant having commenced operations earlier in 2020 and not having yet reached full capacity.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	JUNE 30, 2021	DECEMBER 31, 2020
Manufacturing equipment	$22,046	$21,705
Laboratory equipment	8,399	7,948
Furniture and fixtures	1,681	1,681
Software, computer and other equipment	7,877	7,836
Leasehold improvements	30,590	30,178
Construction-in-progress	1,891	1,481
Property, plant and equipment	72,484	70,829
Less: Accumulated depreciation	(19,769)	(16,569)
Property, plant and equipment, net	$52,715	$54,260

8. Leases
The Company has operating leases for corporate offices, research and development facilities and a fleet of vehicles. The properties primarily relate to the Company’s principal executive office and research facility located in Durham, North Carolina, regulatory, commercial support and other administrative activities located in Irvine, California, and clinical, finance and legal operations located in Bedminster, New Jersey. The Durham, North Carolina, facility consists of approximately 61,000 square feet of laboratory and office space under a lease that was renewed in the third quarter of 2021 and expires in June 2029. The Irvine, California, location consists of approximately 27,000 square feet of office space under a lease that was renewed in the third quarter of 2021 and expires in October 2027. The Bedminster, New Jersey, location consists of approximately 34,000 square feet of office space under a lease that expires in October 2029. There are also small offices in Ireland, the United Kingdom and Japan.
The Company is leasing approximately 30,000 square feet of interior floor space for its manufacturing plant in Athlone, Ireland. The Company is reasonably certain it will remain in the lease through the end of its lease term in 2037, however, the Company is permitted to terminate the lease as early as September 2027.
The Company’s operating leases have remaining lease terms of approximately 1 year to 16 years, some of which include options to extend the leases.
Balance sheet information related to leases was as follows:

(in thousands)	JUNE 30, 2021	DECEMBER 31, 2020
Operating Leases
Operating lease right-of-use assets	$12,830	$14,084

Operating lease liabilities	$3,888	$4,923
Long-term operating lease liabilities	10,031	10,206
Total operating lease liabilities	$13,919	$15,129

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	JUNE 30, 2021	DECEMBER 31, 2020
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$11,848	$15,207
Accrued consulting and professional fees	2,498	2,645
Accrued research and development (1)	4,364	2,222
Accrued revenue reserves(2)	73,724	66,552
Accrued other (3)	4,327	4,097
Total accrued expenses and other current liabilities	$96,761	$90,723
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

During the three months ended June 30, 2021, the conditions allowing holders of the Convertible Notes to elect to convert had not been met. As of June 30, 2021, the if-converted value of the Convertible Notes did not exceed the principal amount of the Convertible Notes.
The estimated fair value of the liability component of the Convertible Notes at the time of issuance was $187.9 million, and was determined based on a discounted cash flow analysis and a binomial lattice model. The valuation required the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the stock price volatility and bond yield. The effective interest rate on the liability component was 10.5% for the period from the date of issuance through June 30, 2021. The equity component of the Convertible Notes was recognized at issuance and represents the difference between the principal amount of the Convertible Notes and the fair value of the liability component of the Convertible Notes at issuance. The equity component was approximately $128.4 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.
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
The following table summarizes the carrying value of the Convertible Notes as of June 30, 2021:

(in thousands)	JUNE 30, 2021	DECEMBER 31, 2020
Gross proceeds	$316,250	$316,250
Unamortized debt discount	(90,389)	(101,565)
Unamortized issuance costs	(3,838)	(4,312)
Carrying value	$222,023	$210,373

The following table summarizes the interest expense recognized related to the Convertible Notes:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2021	2020	2021	2020
Stated interest	$1,186	$1,186	$2,372	$2,379
Amortized debt discount	5,694	5,107	11,176	10,078
Amortized issuance costs	242	217	474	428
Interest Expense	$7,122	$6,510	$14,022	$12,885
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

11. Stock-Based Compensation
Stock-based compensation expense for options granted, restricted stock awards (“RSAs”), RSAs with non-market performance and service conditions (“PSAs”), restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2021	2020	2021	2020
Cost of goods sold	$431	$670	$938	$1,167
Selling, general and administrative	5,598	6,900	11,853	13,808
Pre-approval commercial manufacturing	—	22	—	316
Research and development	1,967	2,584	3,954	5,414
Total	$7,996	$10,176	$16,745	$20,705

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
Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2020	8,588,614	$27.36
Granted	605,896	17.33
Exercised	(90,930)	3.30
Canceled	(382,930)	37.65
Options outstanding at June 30, 2021	8,720,650	$26.46	5.7	$18,969
Options exercisable at June 30, 2021	6,625,447	$26.81	4.8	$18,131

As of June 30, 2021, the Company had $33.7 million of unrecognized compensation expense related to options granted under its equity plans. This expense is expected to be recognized over a weighted average period of 2.0 years as of June 30, 2021.

Restricted Stock Awards
The following table summarizes the RSA activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSAs at December 31, 2020	809,527	$29.03
Granted	116,270	17.40
Vested	(175,336)	42.43
Canceled	(58,281)	22.94
Non-vested RSAs at June 30, 2021	692,180	$24.19

As of June 30, 2021, the Company had $12.9 million of unrecognized compensation expense related to unvested RSAs. This expense is expected to be recognized over the weighted average period of 2.2 years as of June 30, 2021.
The vesting of the RSAs is time and service based with terms of one to four years. During the year ended December 31, 2017, the Company granted 98,817 RSAs with non-market performance conditions (PSAs) that vest upon the satisfaction of certain performance conditions and service conditions. As of the second quarter of 2020, all PSAs were vested.
Restricted Stock Units
The following table summarizes the RSU activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSUs at December 31, 2020	107,182	$14.43
Granted	4,075	17.32
Vested	(11,146)	19.25
Canceled	(3,369)	14.08
Non-vested RSUs at June 30, 2021	96,742	$14.01
As of June 30, 2021, the associated unrecognized compensation expense totaled $2.0 million. This expense is expected to be recognized over the weighted average period of 2.5 years as of June 30, 2021.
Stock Appreciation Rights
The following table summarizes the SAR activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
SARs outstanding at December 31, 2020	212,044	$32.28
Granted	12,000	18.00
Canceled	(26,013)	30.50
SARs outstanding at June 30, 2021	198,031	$31.64	3.1	$161
SARs exercisable at June 30, 2021	71,028	$44.67	2.3	$4

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
U.S. Commercial Products
Our strategy is to successfully commercialize our U.S. Food and Drug Administration (“FDA”) approved products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”), which are sold in the United States and comprise our glaucoma franchise. We have obtained formulary coverage for Rhopressa® and Rocklatan® for the majority of lives covered under commercial plans and Medicare Part D plans. Our commercial team responsible for sales of Rhopressa® and Rocklatan® is targeting eye-care professionals throughout the United States and with the addition of both a contract sales organization and a telesales team, we are able to reach approximately 16,000 eye-care professionals.

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

In Europe, Rhokiinsa® (marketed as Rhopressa® in the United States) was granted a Centralised Marketing Authorisation (“Centralised MA”) by the European Commission (“EC”) in November 2019. Roclanda® (marketed as Rocklatan® in the United States) was granted a Centralised MA by the EC in January 2021. In April 2021, Roclanda® received marketing authorisation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in Great Britain. As the EC decision was received after the end of the Brexit transition period, we were required to complete a further administrative step in order to obtain authorisation in Great Britain.
We reported positive interim topline 90-day efficacy data in September 2020 for Mercury 3, our Phase 3b clinical trial for Roclanda®, which we believe is important to the execution of our strategy in Europe. As a result of the positive Mercury 3 results and the Roclanda® approval in Europe, discussions are underway with third parties who have expressed interest in a potential commercialization partnership in and potentially beyond Europe, while we are simultaneously preparing on our own for pricing discussions in Germany.
In Japan, we entered into a Collaboration and License Agreement (the “Santen Agreement”) with Santen Pharmaceuticals Co., Ltd. (“Santen”) in October 2020 to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and eight other countries in Asia. We initiated a now fully enrolled Rhopressa® Phase 3 clinical trial in December 2020, the first of three expected Phase 3 clinical trials in Japan. The trial is expected to be completed by the end of 2021 and topline results are expected to be reported shortly thereafter. Clinical trials for Rocklatan® in Japan have not yet begun.
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
AR-15512 is our product candidate for the treatment of dry eye disease for which we initiated a now fully enrolled Phase 2b clinical trial named COMET-1 in October 2020. A topline readout is expected later in the third quarter of 2021. Furthermore, we are developing three sustained-release implants focused on retinal diseases, AR-1105, AR-13503 SR and AR-14034 SR, and a ROCK inhibitor-linked-steroid, AR-6121. For AR-1105, we successfully completed a large Phase 2 clinical trial for patients with macular edema due to retinal vein occlusion (“RVO”) in July 2020, which indicates sustained efficacy of up to six months, an important achievement in validating the potential capabilities of Aerie’s sustained release platform. With respect to future plans for AR-1105, we continue to have discussions with regulatory agencies in order to finalize the most efficient and effective Phase 3 pathway and continue to evaluate next steps regarding clinical and regulatory pathways for Phase 3 clinical trials along and commercialization prospects in both Europe and the United States. We expect to start Phase 3 clinical trial activities for AR-1105 in the fourth quarter of 2021. For AR-13503 SR, we initiated a first in-human clinical safety study in the third quarter of 2019 for the treatment of wet age-related macular degeneration (age-related macular degeneration, “AMD”) and diabetic macular edema (“DME”), which is currently ongoing. We currently expect to complete the dose escalation safety evaluation with the current implant design for AR-13503 SR in the first quarter of 2022.
In addition, we are also working to advance our preclinical sustained-release retinal implant, AR-14034 SR, and our preclinical ROCK inhibitor-linked-steroid, AR-6121. Investigational New Drug Application (“IND”) enabling preclinical studies are ongoing for AR-14034 SR and underway for AR-6121. We anticipate filing an IND for AR-14034 SR and AR-6121 with the FDA in the second half of 2022, respectively.

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
The health and safety of our employees, patients, prescribers and community are of utmost importance during this time and we are complying with all requirements and mandates from various agencies and governments. We have taken precautionary measures to protect our employees and our stakeholders and adapted company policy to maintain the continuity of our business. We have continued to operate effectively as most of our manufacturing plant personnel are working at the manufacturing plant with precautionary measures in place, while the balance of our workforce has started to return to the office in accordance with state and local mandates or continues to primarily work from home.
We continue to see eye-care professionals’ offices returning to full capacity and are using traditional in-person office meetings to remain in contact with eye-care professionals. We have seen a majority of eye-care professionals’ offices back to pre-COVID-19 capacity. For those eye-care professionals’ offices that are operating at reduced capacity, we are using a combination of in-person and virtual tools and resources to remain in contact with eye-care professionals. Furthermore, Aerie territory managers are experiencing successful engagement with eye-care professionals through traditional face-to-face office meetings or, when necessary, virtual resources. Our sales force is interactively communicating with physicians via different technological platforms and local peer-to-peer educational meetings are primarily being implemented via webinars when in-person meetings are not available.
Many geographic communities have resumed in-person speaker programs, while adhering to strict national guidelines with social distancing, as appropriate. As part of the support of the eye-care community, our territory managers are either delivering or arranging for delivery of product samples to the eye-care professionals’ offices when needed.
Given the easing of certain COVID-19 restrictions during the second quarter of 2021, in accordance with state and local government mandates, traditional face-to-face office meetings and in-person peer-to-peer education meetings have increased. We expect that this will continue through the second half of 2021 provided that there are no additional restrictions from state and local government. Further, with the addition of a contract sales organization and a separate telesales team we are able to reach approximately 16,000 eye-care professionals.
We have not observed any disruptions to date in the supply chain for the production of Rhopressa® and Rocklatan®. We believe we have approximately three years of starting materials and active pharmaceutical ingredient (“API”) in inventory, and adequate supply of finished product on hand to support our commercial efforts for at least the next six months. Production of Rhopressa® and Rocklatan® is continuing.
Financial Overview
Our cash, cash equivalents and investments totaled $188.3 million as of June 30, 2021. We believe that our cash, cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months, though there may be need for additional financing activity as we continue to grow. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion.
We have incurred net losses since our inception in June 2005. Until 2018, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of June 30, 2021, we had an accumulated deficit of $1,159.8 million. We recorded net losses of $38.7 million and $80.7 million for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020 we recorded net losses of $48.2 million and $97.3 million. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rhopressa® and Rocklatan®, advancing our product candidates and pipeline, global expansion and operating our manufacturing plant in Athlone, Ireland.

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
Cost of Goods Sold
Cost of goods sold consists of direct and indirect costs to procure and manufacture product sold, including third-party manufacturing costs. Prior to receiving FDA approval, these costs for Rhopressa® and Rocklatan® were expensed as pre-approval commercial manufacturing expenses (as defined below). We began capitalizing inventory costs for Rhopressa® and Rocklatan® after receipt of FDA approval. In January 2020 and September 2020, we received FDA approval to produce Rocklatan® and Rhopressa®, respectively, at the Athlone manufacturing plant for commercial distribution in the United States. Shipments of commercial supply of Rocklatan® from the Athlone manufacturing plant to the United States commenced in the third quarter of 2020. The Athlone manufacturing plant has manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan and has commenced shipping commercial supply of Rhopressa® to the United States in the fourth quarter of 2020. Production costs related to idle or underutilized capacity at the manufacturing plant in Athlone, Ireland, are not included in the cost of inventory but are charged directly to cost of goods sold on the condensed consolidated statements of operations and comprehensive loss in the period incurred. We expect cost of goods sold in 2021 to continue to be unfavorably impacted by idle capacity costs due to the underutilization at the Athlone manufacturing plant as a result of the Athlone manufacturing plant having become operational in early 2020 and not yet reaching full capacity. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity.
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
We obtained regulatory approval to produce Rocklatan® and Rhopressa® in January 2020 and September 2020, respectively, in our Athlone, Ireland plant for commercial distribution in the United States as well as approval for our additional drug product contract manufacturers during early 2020. We do not expect any material pre-approval commercial manufacturing expenses in 2021.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes the results of our operations for the three months ended June 30, 2021 and 2020:

	THREE MONTHS ENDED JUNE 30,		CHANGE	% CHANGE
	2021	2020
	(in thousands, except percentages)
Product revenues, net	$27,185	$18,033	$9,152	51%
Total revenues, net	27,185	18,033	9,152	51%
Costs and expenses:
Cost of goods sold	6,177	7,326	(1,149)	(16)%
Selling, general and administrative expenses	34,542	33,237	1,305	4%
Pre-approval commercial manufacturing	—	80	(80)	(100)%
Research and development expenses	17,967	19,943	(1,976)	(10)%
Total costs and expenses	58,686	60,586	(1,900)	(3)%
Loss from operations	(31,501)	(42,553)	11,052	(26)%
Other (expense) income, net	(7,169)	(5,634)	(1,535)	27%
Loss before income taxes	$(38,670)	$(48,187)	$9,517	(20)%

Product revenues, net
Product revenues, net were $27.2 million and $18.0 million for the three months ended June 30, 2021 and 2020, respectively, and related to sales of our U.S glaucoma franchise products, Rhopressa® or Rocklatan®. The year-over-year revenue increase is primarily due to higher volumes and higher net sales per unit, which was mostly attributable to renegotiating wholesaler agreements. In the second quarter of 2020, there was a decline in total prescription volumes, as seen within the entire pharmaceutical market, according to IQVIA data, primarily due to the impact of the COVID-19 pandemic. To the extent that the impact of the COVID-19 pandemic on the pharmaceutical industry continues to be mitigated, we would expect volumes to increase for the remainder of 2021.
Cost of goods sold
Cost of goods sold was $6.2 million and $7.3 million for the three months ended June 30, 2021 and 2020, respectively. Our gross margin percentage was 77.3% and 59.4% for the three months ended June 30, 2021 and 2020, respectively. Our cost of goods sold and gross margin percentage for the three months ended June 30, 2021 and 2020 were unfavorably impacted by idle capacity costs due to underutilization at the Athlone manufacturing plant which increased the cost of goods sold by $3.9 million and $5.0 million and lowered the gross margin percentage by 14.3% and 27.6%, respectively. Our cost of goods sold and gross margin percentage for the three months ended June 30, 2020 were also unfavorably impacted by inventory write-offs, which increased the cost of goods sold by $0.8 million and lowered the gross margin percentage by 4.8%. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity. We received FDA approval to produce Rocklatan® and Rhopressa® in January 2020 and September 2020, respectively, at the Athlone manufacturing plant for commercial distribution in the United States. Prior to this approval, costs incurred for commercial-related manufacturing activities for both products were recorded to pre-approval commercial manufacturing expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses were $34.5 million and $33.2 million for the three months ended June 30, 2021 and 2020, respectively. Selling, general and administrative expenses increased by $1.3 million primarily due to higher sales and marketing expenses mostly due to higher travel expenses as a result of the easing of COVID-19 related travel restrictions. The increase was partially offset by lower employee-related expenses, including stock-based compensation. To the extent the impact of the COVID-19 pandemic on the pharmaceutical industry continues to be mitigated, we expect a continued increase of selling, general and administrative expenses to pre-COVID-19 levels, primarily due to an increase of sales and marketing expenses as well as travel expenses.

Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses were zero and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. We received regulatory approval in January 2020 and September 2020 to produce Rocklatan® and Rhopressa®, respectively, at our Athlone manufacturing plant. The cost of Rocklatan® and Rhopressa® produced by the Athlone manufacturing plant for commercial distribution following regulatory approval was capitalized as inventory or expensed to cost of goods sold. Further, we received regulatory approval for our additional Rocklatan® drug product contract manufacturer, which began to supply commercial product in the first quarter of 2020. The cost of commercial Rocklatan® produced by the additional contract manufacturer following regulatory approval was capitalized as inventory. We do not expect any material pre-approval commercial manufacturing expenses for the remainder of 2021.
Research and development expenses
Research and development expenses were $18.0 million and $19.9 million for the three months ended June 30, 2021 and 2020, respectively. Research and development expenses decreased by $2.0 million primarily due to a decline of $2.2 million in expenses associated with Rocklatan®, due to lower costs related to the Mercury 3 registration trial in Europe and a decrease of $1.3 million related to the timing of the development of our retina programs, primarily AR-13503. Employee-related expenses, including stock-based compensation, were also lower for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
These decreases were offset by a $1.9 million increase in expenses for Rhopressa® for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, driven by ongoing costs for Rhopressa® Phase 3 clinical trial in Japan. Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan were recorded as deferred revenue, non-current on the condensed consolidated balance sheets. In addition, travel expenses were higher as a result of the easing of COVID-19 related travel restrictions.
Furthermore, costs related to the AR-15512 Phase 2b clinical trial were essentially flat during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 as these clinical trial costs began to wind down, and accordingly, were not a significant driver of research and development expense during this quarter. A topline readout of the clinical trial is expected in the third quarter of 2021.
Other (expense) income, net
Other (expense) income, net consists of the following:

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020
	(in thousands)
Interest income	$33	$524	$(491)
Interest expense	(7,122)	(6,513)	(609)
Other (expense) income	(80)	355	(435)
Other (expense) income, net	$(7,169)	$(5,634)	$(1,535)

Other (expense) income, net changed by $1.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
This change was primarily due to a decrease of $0.5 million in interest income on our cash, cash equivalents and investments and a change of $0.4 million in other (expense) income during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Further, interest expense, which increased by $0.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, relates to interest expense under the Convertible Notes issued in September 2019, including the amortization of debt discounts and issuance costs incurred.

Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes the results of our operations for the six months ended June 30, 2021 and 2020:

	SIX MONTHS ENDED JUNE 30,		CHANGE	% CHANGE
	2021	2020
	(in thousands, except percentages)
Product revenues, net	$50,155	$38,374	$11,781	31%
Total revenues, net	50,155	38,374	11,781	31%
Costs and expenses:
Cost of goods sold	12,877	13,418	(541)	(4)%
Selling, general and administrative expenses	67,140	70,139	(2,999)	(4)%
Pre-approval commercial manufacturing	—	2,194	(2,194)	(100)%
Research and development expenses	35,858	39,116	(3,258)	(8)%
Total costs and expenses	115,875	124,867	(8,992)	(7)%
Loss from operations	(65,720)	(86,493)	20,773	(24)%
Other (expense) income, net	(14,883)	(10,856)	(4,027)	37%
Loss before income taxes	$(80,603)	$(97,349)	$16,746	(17)%
Product revenues, net
Product revenues, net were $50.2 million and $38.4 million for the six months ended June 30, 2021 and 2020, respectively, and related to sales of our U.S glaucoma franchise products, Rhopressa® or Rocklatan®. The year-over-year revenue increase is primarily due to higher volumes and higher net sales per unit, which was mostly attributable to renegotiating wholesaler agreements. In the second quarter of 2020, there was a decline in total prescription volumes, as seen within the entire pharmaceutical market, according to IQVIA data, primarily due to the impact of the COVID-19 pandemic. To the extent that the impact of the COVID-19 pandemic on the pharmaceutical industry continues to be mitigated, we would expect volumes to increase for the remainder of 2021.
Cost of goods sold
Cost of goods sold was $12.9 million and $13.4 million for the six months ended June 30, 2021 and 2020, respectively. Our gross margin percentage was 74.3% and 65.0% for the six months ended June 30, 2021 and 2020, respectively. Our cost of goods sold and gross margin percentage for the six months ended June 30, 2021 and 2020 were unfavorably impacted by idle capacity costs due to underutilization at the Athlone manufacturing plant which increased the cost of goods sold by $8.3 million and $8.5 million and lowered the gross margin percentage by 16.5% and 22.2%, respectively. Our cost of goods sold and gross margin percentage for the six months ended June 30, 2020 were also unfavorably impacted by inventory write-offs, which increased the cost of goods sold by $2.3 million and lowered the gross margin percentage by 6.1%. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity. We received FDA approval to produce Rocklatan® and Rhopressa® in January 2020 and September 2020, respectively, at the Athlone manufacturing plant for commercial distribution in the United States. Prior to this approval, costs incurred for commercial-related manufacturing activities for both products were recorded to pre-approval commercial manufacturing expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses were $67.1 million and $70.1 million for the six months ended June 30, 2021 and 2020, respectively. Selling, general and administrative expenses decreased by $3.0 million primarily due to lower sales and marketing expenses and lower employee-related expenses, including stock-based compensation, partially offset by higher travel expenses as a result of the easing of COVID-19 related travel restrictions. To the extent the impact of the COVID-19 pandemic on the pharmaceutical industry continues to be mitigated, we expect an increase of selling, general and administrative expenses to pre-COVID-19 levels, primarily due to an increase of sales and marketing expenses as well as travel expenses.
Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses were zero and $2.2 million for the six months ended June 30, 2021 and 2020, respectively. We received regulatory approval in January 2020 and September 2020 to produce Rocklatan® and Rhopressa®, respectively, at our Athlone manufacturing plant. The cost of Rocklatan® and Rhopressa® produced by the Athlone manufacturing plant for commercial distribution following regulatory approval was capitalized as inventory or expensed to cost of goods sold. Further, we received regulatory approval for our additional Rocklatan® drug product contract manufacturer, which began to supply commercial product in the first quarter of 2020. The cost of commercial Rocklatan® produced by the additional contract manufacturer following regulatory approval was capitalized as inventory. We do not expect any material pre-approval commercial manufacturing expenses for the remainder of 2021.
Research and development expenses
Research and development expenses were $35.9 million and $39.1 million for the six months ended June 30, 2021 and 2020, respectively, and decreased by $3.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
A significant part of our program expenses in the six months ended June 30, 2021 related to the AR-15512 Phase 2b clinical trial which increased by $3.1 million as compared to the six months ended June 30, 2020. A topline readout of the clinical trial is expected in the third quarter of 2021.
Furthermore, expenses for Rhopressa® for the six months ended June 30, 2021 increased by $3.1 million compared to the six months ended June 30, 2020, driven by ongoing costs for Rhopressa® Phase 3 clinical trial in Japan. Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan were recorded as deferred revenue, non-current on the condensed consolidated balance sheets.
These increases were offset by a decline of $3.4 million in expenses associated with Rocklatan®, due to lower costs related to the Mercury 3 registration trial in Europe and a decrease of $3.2 million related to the timing of the development of our retina programs, primarily AR 13503 SR. In addition, employee-related expenses, including stock-based compensation, decreased by $2.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 and travel expenses were lower as a result of the easing of COVID-19 related travel restrictions.
Other (expense) income, net
Other (expense) income, net consists of the following:

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020
	(in thousands)
Interest income	$84	$1,620	$(1,536)
Interest expense	(14,023)	(12,888)	(1,135)
Other (expense) income	(944)	412	(1,356)
Other (expense) income, net	$(14,883)	$(10,856)	$(4,027)

Other (expense) income, net changed by $4.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
This change was primarily due to a decrease of $1.5 million in interest income on our cash, cash equivalents and investments and a change of 1.4 million in other (expense) income during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The change in other (expense) income primarily consists of $1.0 million in realized loss on equity securities sold as of March 31, 2021.
Further, interest expense, which increased by $1.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, relates to interest expense under the Convertible Notes issued in September 2019, including the amortization of debt discounts and issuance costs incurred.
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
Sources of Liquidity
Our product revenue, net amounted to $27.2 million for the six months ended June 30, 2021, which relate to sales of our glaucoma franchise products, Rhopressa® and Rocklatan®. Accounts receivable, net amounted to $59.2 million as of June 30, 2021.
As of June 30, 2021, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $188.3 million. In September 2019, we issued an aggregate principal amount of $316.25 million of Convertible Notes. See Note 10 to our condensed consolidated financial statements included in this report for additional information. Further, in October 2020, we entered into the Santen Agreement. Pursuant to the Santen Agreement, Santen paid the $50.0 million Upfront Payment in the fourth quarter of 2020. See Note 3 to our condensed consolidated financial statements included in this report for additional information. We believe that our cash, cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months. See “—Operating Capital Requirements.”
Cash Flows
The following table summarizes our sources and uses of cash:

	SIX MONTHS ENDED JUNE 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(50,194)	$(64,693)
Investing activities	(21,395)	73,212
Financing activities	(25)	(1,160)
Net change in cash and cash equivalents	$(71,614)	$7,359

Operating Activities
During the six months ended June 30, 2021, net cash used in operating activities of $50.2 million related to a net loss of $80.7 million, adjusted for non-cash items of $36.2 million primarily related to stock-based compensation expense, amortization and accretion and depreciation, partially offset by a net cash outflow of $5.7 million related to changes in operating assets and liabilities. During the six months June 30, 2020, net cash used in operating activities of $64.7 million related to a net loss of $97.3 million, adjusted for non-cash items of $37.3 million primarily related to stock-based compensation expense, amortization and accretion, depreciation, offset by a net cash outflow of $4.6 million related to changes in operating assets and liabilities.
The decrease in net cash used in operating activities during the six months ended June 30, 2021 as compared to the six months June 30, 2020 was primarily due to higher net cash collections generated from product revenues and lower sales and marketing spend.
Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities of $21.4 million related to purchases of available-for-sale investments of $73.0 million and purchases of property, plant and equipment of $1.4 million primarily related to the manufacturing plant in Athlone, Ireland partially offset by sales and maturities of available-for-sale investments of $53.0 million. During the six months ended June 30, 2020, net cash provided by investing activities of $73.2 million related to sales and maturities of available-for-sale investments of $118.4 million offset by purchases of available-for-sale investments of $43.5 million and purchases of property, plant and equipment of $1.7 million primarily related to the manufacturing plant in Athlone, Ireland.
Financing Activities
During the six months ended June 30, 2021, net cash used in financing activities was immaterial and primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock grants partially offset by proceeds from issuance of common stock upon exercise of stock purchase rights and stock options. During the six months ended June 30, 2020, net cash used in financing activities of $1.2 million primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock grants.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash, cash equivalents and investments totaled $188.3 million and $240.4 million as of June 30, 2021 and December 31, 2020, respectively. Given the short-term nature of our cash, cash equivalents and investments, we do not believe that a change in market interest rates would have a material impact on our financial condition or results of operations. We do not currently engage in any hedging activities against changes in interest rates.
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies but has a U.S. dollar functional currency. We do not currently have a foreign currency hedging program. To date and during the six months ended June 30, 2021, foreign currency exposure and foreign currency financial instruments have not been material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2021, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(i) Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: August 5, 2021	/s/ CHRISTOPHER STATEN
Christopher Staten
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)