Form 10-Q
period 2021-09-30
AERIE PHARMACEUTICALS INC
filed 2021-11-05
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2021, there were 47,357,519 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Unless otherwise indicated or the context requires, the terms “Aerie,” “Company,” “we,” “us” and “our” refer to Aerie Pharmaceuticals, Inc. and its subsidiaries. References to “products” mean products approved by the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities; references to “product candidates” mean products that are in development but not yet approved by the FDA or other regulatory authorities; references to “future product candidates” mean products that have not yet been developed; and references to “implants” mean both preclinical and clinical sustained-release implants.

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
•the sales of Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) or of Rocklatan® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”), in the United States, and the potential future sales in the United States of any product candidates, implants or future product candidates, if approved;
•the potential future sales in jurisdictions outside of the United States of Rhopressa®, named Rhokiinsa® (netarsudil ophthalmic solution) 0.02% (“Rhokiinsa®”) in Europe, or Rocklatan®, named Roclanda® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Roclanda®”) in Europe, or their equivalents, and those of any product candidates, implants or future product candidates;
•our commercialization, marketing, manufacturing and supply management capabilities and strategies in and outside of the United States;
•third-party payer coverage and reimbursement for our products, product candidates, implants and any future product candidates, if approved;
•the glaucoma patient market size and the rate and degree of market adoption of our products, product candidates, implants and any future product candidates, if approved, by eye-care professionals and patients;
•the timing, cost or other aspects of the commercial launch of our products, product candidates, implants and any future product candidates, if approved;
•the success, timing and cost of our ongoing and anticipated preclinical studies and clinical trials for our product candidates, implants and any future product candidates, including statements regarding the timing of initiation and completion of the studies and trials;
•our expectations regarding the effectiveness of our products, product candidates, implants and any future product candidates and our expectations regarding the results of any clinical trials and preclinical studies;
•the timing of and our ability to request, obtain and maintain FDA or other regulatory authority approval of, or other action with respect to our products, product candidates, implants and any future product candidates in the United States, Europe, Japan and elsewhere, including the expected timing of, and regulatory and/or other review of, filings for such products, product candidates, implants and any future product candidates;
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
•the potential advantages of our products, product candidates, implants and any future product candidates;
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
In particular, FDA approval of Rhopressa® and Rocklatan® do not constitute FDA approval of our product candidates, implants or any future product candidates in the United States, and there can be no assurance that we will receive FDA approval for our product candidates, implants or any future product candidates. In addition, the European Commission (“EC”) grant of a Centralised Marketing Authorisation (“Centralised MA”) for Rhokiinsa® and Roclanda® and the receipt of marketing authorization from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) for Roclanda® do not constitute European Medicines Agency (“EMA”) or MHRA approval of our product candidates, implants or any future product candidates in Europe, and there can be no assurance that we will receive EMA or MHRA approval for our product candidates, implants or any future product candidates. FDA, EMA and MHRA approval of Rhopressa® and Rocklatan® do not constitute regulatory approval of these products in jurisdictions outside of the United States or Europe and there is no assurance that we will receive regulatory approval for Rhopressa® and Rocklatan® in such jurisdictions. In addition, the clinical trials discussed in this report are preliminary and the outcome of such clinical trials may not be predictive of the outcome of later clinical trials. Any future clinical trial results may not demonstrate safety and efficacy sufficient to obtain regulatory approval related to the clinical trials findings discussed in this report, and we may suspend or discontinue research programs at any time for any reason.
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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Assets
Current assets
Cash and cash equivalents	$61,847	$151,570
Short-term investments	105,760	88,794
Accounts receivable, net	64,566	56,022
Inventory	30,055	27,059
Prepaid expenses and other current assets	13,724	8,310
Total current assets	275,952	331,755
Property, plant and equipment, net	51,681	54,260
Operating lease right-of-use assets	23,171	14,084
Other assets	998	1,946
Total assets	$351,802	$402,045
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$8,076	$8,826
Accrued expenses and other current liabilities	106,117	90,723
Operating lease liabilities	3,935	4,923
Total current liabilities	118,128	104,472
Convertible notes, net	228,189	210,373
Deferred revenue, non-current	53,700	50,858
Long-term operating lease liabilities	22,496	10,206
Other non-current liabilities	2,165	2,168
Total liabilities	424,678	378,077
Commitments and contingencies (Note 12)
Stockholders’ (deficit) equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of September 30, 2021 and December 31, 2020; none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 47,179,733 and 46,821,644 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	47	47
Additional paid-in capital	1,126,580	1,103,074
Accumulated other comprehensive loss	(59)	(52)
Accumulated deficit	(1,199,444)	(1,079,101)
Total stockholders’ (deficit) equity	(72,876)	23,968
Total liabilities and stockholders’ (deficit) equity	$351,802	$402,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Product revenues, net	$29,313	$20,081	$79,468	$58,455
Total revenues, net	29,313	20,081	79,468	58,455
Costs and expenses:
Cost of goods sold	7,899	5,381	20,776	18,799
Selling, general and administrative	34,656	32,029	101,796	102,168
Pre-approval commercial manufacturing	—	110	—	2,304
Research and development	19,132	16,165	54,990	55,281
Total costs and expenses	61,687	53,685	177,562	178,552
Loss from operations	(32,374)	(33,604)	(98,094)	(120,097)
Other (expense) income, net	(7,259)	(6,044)	(22,142)	(16,900)
Loss before income taxes	(39,633)	(39,648)	(120,236)	(136,997)
Income tax expense (benefit)	58	—	107	(33)
Net loss	$(39,691)	$(39,648)	$(120,343)	$(136,964)
Net loss per common share—basic and diluted	$(0.86)	$(0.86)	$(2.60)	$(2.99)
Weighted average number of common shares outstanding—basic and diluted	46,342,905	45,945,745	46,217,404	45,871,723

Net loss	$(39,691)	$(39,648)	$(120,343)	$(136,964)
Unrealized gain (loss) on available-for-sale investments, net	2	(129)	(7)	80
Comprehensive loss	$(39,689)	$(39,777)	$(120,350)	$(136,884)
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

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2020	46,821,644	$47	$1,103,074	$(52)	$(1,079,101)	$23,968
Issuance of common stock upon exercise of stock options	62,016	—	26	—	—	26
Issuance of common stock for restricted stock awards, net	10,162	—	(1,127)	—	—	(1,127)
Stock-based compensation	—	—	8,741	—	—	8,741
Other comprehensive loss	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(41,964)	(41,964)
Balances at March 31, 2021	46,893,822	$47	$1,110,714	$(64)	$(1,121,065)	$(10,368)
Issuance of common stock upon exercise of stock purchase rights	89,555	—	998	—	—	998
Issuance of common stock upon exercise of stock options	18,426	—	91	—	—	91
Issuance of common stock for restricted stock awards, net	(7,400)	—	(13)	—	—	(13)
Stock-based compensation	—	—	8,363	—	—	8,363
Other comprehensive income	—	—	—	3	—	3
Net loss	—	—	—	—	(38,688)	(38,688)
Balances at June 30, 2021	46,994,403	$47	$1,120,153	$(61)	$(1,159,753)	$(39,614)
Issuance of common stock upon exercise of stock options	8,897	—	112	—	—	112
Issuance of common stock for restricted stock awards, net	176,433	—	(502)	—	—	(502)
Stock-based compensation	—	—	6,817	—	—	6,817
Other comprehensive income	—	—	—	2	—	2
Net loss	—	—	—	—	(39,691)	(39,691)
Balances at September 30, 2021	47,179,733	$47	$1,126,580	$(59)	$(1,199,444)	$(72,876)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash flows from operating activities
Net loss	$(120,343)	$(136,964)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,774	4,741
Amortization and accretion	22,943	20,446
Stock-based compensation	23,358	30,505
Other non-cash	1,221	(369)
Changes in operating assets and liabilities
Accounts receivable, net	(8,544)	(8,494)
Inventory	(2,486)	915
Prepaid, current and other assets	(5,381)	(371)
Accounts payable, accrued expenses and other current liabilities	14,738	6,884
Operating lease liabilities	(2,165)	(4,345)
Deferred revenue	2,841	—
Net cash used in operating activities	(69,044)	(87,052)
Cash flows from investing activities
Purchase of available-for-sale investments	(112,432)	(84,111)
Proceeds from sales and maturities of investments	94,708	160,769
Purchase of property, plant and equipment	(2,540)	(2,504)
Net cash (used in) provided by investing activities	(20,264)	74,154
Cash flows from financing activities
Proceeds from loan	—	8,274
Repayment of loan	—	(8,274)
Payments related to issuance of stock for stock-based compensation arrangements, net	(415)	(1,255)
Net cash used in financing activities	(415)	(1,255)
Net change in cash and cash equivalents	(89,723)	(14,153)
Cash and cash equivalents, at beginning of period	151,570	143,940
Cash and cash equivalents, at end of period	$61,847	$129,787

Non-cash investing and financing activities
Purchase of property, plant and equipment	$200	$321
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
Outside the United States
In addition to actively promoting Rhopressa® and Rocklatan® in the United States, the Company’s strategy also includes developing business opportunities outside of the United States, including the successful commercialization of Rhopressa® and Rocklatan® in Europe, Japan and other regions. At present, the Company has a development and commercialization partner for Japan and certain other Asian countries, and is engaging in advanced partnership discussions regarding commercialization in Europe and other regions of the world. Rhopressa® and Rocklatan® will be marketed under the names Rhokiinsa® and Roclanda®, respectively, if ultimately commercialized in Europe.
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
The Company reported positive interim topline 90-day efficacy data in September 2020 for Mercury 3, the Phase 3b clinical trial for Roclanda®, a six-month efficacy and safety trial designed to compare Roclanda® to Ganfort®, a fixed-dose combination product marketed in Europe of bimatoprost (a prostaglandin analog), and timolol (a beta blocker). As a result of the positive Mercury 3 results, the Company is engaging in advanced partnership discussions regarding commercialization in Europe and other regions of the world. The Company expects to enter into a collaboration agreement by the end of 2021.
In Japan, the Company entered into a Collaboration and License Agreement (the “Santen Agreement”) with Santen Pharmaceuticals Co., Ltd. (“Santen”) in October 2020 to advance its clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and eight other countries in Asia. See Note 3 for additional information. The Company reported positive topline results for its Phase 3 clinical trial of netarsudil ophthalmic solution 0.02% (“netarsudil 0.02%”) in October 2021, the first of three expected Phase 3 clinical trials in Japan. Clinical trials for Rocklatan® in Japan have not yet begun.
Glaucoma Product Manufacturing
The Company has a sterile fill production facility in Athlone, Ireland, for the production of its FDA approved products and clinical supplies. The Company received FDA approval to produce Rocklatan® and Rhopressa® at the Athlone manufacturing plant for commercial distribution in the United States in January 2020 and September 2020, respectively. The manufacturing plant began manufacturing commercial supplies of Rocklatan® during the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. Shipments of commercial supply of Rocklatan® and Rhopressa® from the Athlone manufacturing plant to the United States commenced in the third quarter of 2020 and in the fourth quarter of 2020, respectively. In addition, the Athlone manufacturing plant has manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan as well as registration batches to support product approval in Japan.
Product Candidates and Pipeline
The Company is furthering the development of its product candidates and preclinical candidates, described below, focused on dry eye, AR-15512, retinal diseases, AR-1105, AR-13503 SR and AR-14034 SR, and a ROCK inhibitor-linked-steroid, AR-6121.
The Company is developing AR-15512 ophthalmic solution for the treatment of patients with dry eye disease. The active ingredient in AR-15512 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor that regulates tear production and blink rate. In addition, activating the TRPM8 receptor may reduce ocular discomfort by promoting a cooling sensation.
In September 2021, the Company reported positive topline results of its Phase 2b clinical study, named COMET-1, for AR-15512. The Company completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%) in a 90-day trial with 369 subjects. The COMET-1 clinical study achieved statistical significance for multiple pre-specified and validated signs and symptoms. The greatest efficacy was demonstrated with the higher concentration 0.003% formulation, which will be advanced to Phase 3 studies. The study did not achieve statistical significance at the pre-determined primary endpoints at Day 28. The Company expects to have an end of Phase 2 meeting with the FDA in the first quarter of 2022 and initiate Phase 3 trials in the first half of 2022.
The Company is currently developing three sustained-release implants focused on retinal diseases, AR-1105, AR-13503 SR, AR-14034 SR. In July 2020, the Company completed a Phase 2 clinical trial for AR-1105, a dexamethasone steroid implant, in patients with macular edema due to retinal vein occlusion (“RVO”) and reported topline results indicating sustained efficacy of up to six months. The Company has received advice from regulatory agencies in both Europe and the United States regarding clinical and regulatory pathways for Phase 3 clinical trials. The Company expects to start Phase 3 clinical trial activities for AR-1105 in the first half of 2022.
The Company is also developing AR-13503, a Rho kinase (“ROCK”) and Protein kinase C inhibitor that is the active ingredient in the AR-13503 sustained-release implant. The IND for AR-13503 SR became effective in April 2019, allowing the Company to initiate human studies in the treatment of wet age-related macular degeneration (age-related macular degeneration, “AMD”) and diabetic macular edema (“DME”). The Company initiated a first-in-human clinical safety study for AR-13503 SR in the third quarter of 2019. The Company currently expects to complete the human dose escalation safety evaluation with the current implant design for AR-13503 SR in the first quarter of 2022.
The preclinical sustained-release implant AR-14034 SR is being designed to deliver the active ingredient axitinib, a potent small molecule pan-VEGF receptor inhibitor. AR-14034 SR has the potential to provide a duration of effect of approximately one year with a once per-year injection. It may potentially be used to treat DME, wet AMD and related diseases of the retina. IND-enabling preclinical studies are ongoing and the Company anticipates filing an IND for AR-14034 SR with the FDA in the second half of 2022.
The Company is also developing AR-6121, a newly introduced preclinical ROCK inhibitor-linked-steroid, which is a proprietary class of potent ocular corticosteroids linked to ROCK inhibitors. AR-6121 has the potential to leverage the anti-fibrotic and IOP-lowering activities of ROCK inhibitors to generate potent steroid effects with an improved safety profile. AR-6121 has the potential to meet an unmet need for effective and safer steroid treatment, specifically those that do not cause an increase in IOP or cataract formation. IND-enabling preclinical studies are underway and the Company anticipates filing an IND for AR-6121 with the FDA in the second half of 2022.
Liquidity
The Company commenced generating product revenues related to the sales in the United States of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019. The Company’s activities prior to the commercial launch of Rhopressa® had primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has incurred losses and experienced negative operating cash flows since inception. The Company had previously funded its operations primarily through the sale of equity securities and issuance of convertible notes prior to generating product revenues. In September 2019, the Company issued an aggregate principal amount of $316.25 million of 1.50% convertible senior notes due 2024 (the “Convertible Notes”) (Note 10). Further, in October 2020, the Company entered into the Santen Agreement, pursuant to which Santen paid an upfront payment of $50.0 million (Note 3). The Company believes that its cash, cash equivalents and investments and projected cash flows from revenues, will provide sufficient resources to support its operations, including interest payments for its Convertible Notes, through at least the next twelve months.

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
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of Aerie and its wholly-owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, leases, acquisitions, stock-based compensation and fair value measurements. On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a pandemic. The full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition, including net product revenue, cost and expenses, reserves and allowances, manufacturing and clinical trials, may still not be known and will depend on future developments that continue to be uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on eye-care professionals, patients, third parties and markets. Actual results could differ from the Company’s estimates.
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
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Outstanding stock options	8,703,221	8,790,185	8,703,221	8,790,185
Non-vested restricted stock awards	796,656	858,147	796,656	858,147
Non-vested restricted stock units	155,083	113,368	155,083	113,368
Total	9,654,960	9,761,700	9,654,960	9,761,700
3. Revenue Recognition
Product Revenues
Net product revenues for the three and nine months ended September 30, 2021 and 2020 were generated from sales of Rhopressa® and Rocklatan®, the Company’s glaucoma franchise products, which were commercially launched in the United States in April 2018 and May 2019, respectively. Aerie’s customers include a limited number of national and select regional wholesalers (the “distributors”). For the nine months ended September 30, 2021, three distributors accounted for 36%, 32% and 31% of total revenues, respectively. For the nine months ended September 30, 2020, three distributors accounted for 36%, 34% and 29% of total revenues, respectively. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
Product revenue is recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities. Amounts billed or invoiced are included in accounts receivable, net on the condensed consolidated balance sheets. The Company did not have any contract assets (unbilled receivables) as of September 30, 2021 or December 31, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities as of September 30, 2021 or December 31, 2020, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers. The Company calculates its net product revenue based on the wholesale acquisition cost that the Company charges its distributors for Rhopressa® and Rocklatan® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. Provisions for revenue reserves reduced product revenues by $65.8 million and $177.8 million in aggregate for the three and nine months ended September 30, 2021, respectively, a significant portion of which related to commercial and Medicare Part D rebates. Provisions for revenue reserves reduced product revenues by $52.1 million and $141.9 million in aggregate for the three and nine months ended September 30, 2020, respectively.
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
Under the Santen Agreement, Santen made an upfront payment to Aerie Ireland Limited of $50.0 million (the “Upfront Payment”) and Aerie Ireland Limited will earn various development milestones of up to $39.0 million and sales milestones of up to $60.0 million upon the achievement of certain events. In addition, Santen will pay Aerie Ireland Limited a royalty in excess of 25% of the Licensed Products’ net sales, such consideration consisting of the cost of products supplied to Santen from Aerie Ireland Limited and a royalty for the Company’s intellectual property. Santen will be responsible for sales, marketing and pricing decisions relating to the Licensed Products. Santen is also responsible for all development and commercialization costs and activities related to the Licensed Products in the Territories, except that Aerie Ireland Limited shares 50% of the costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan, which commenced in the fourth quarter of 2020 and the Company reported positive topline results as described above in Note 1.
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
Deferred revenue, non-current as of September 30, 2021 and December 31, 2020 was $53.7 million and $50.9 million, respectively, and included the Upfront Payment as well as Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan as described above. While the Company determined that the license was a right to use the Company’s intellectual property and as of the effective date of the Santen Agreement, the Company had provided all necessary information to Santen to benefit from the license and the license term had begun, revenue was not recognized upon satisfaction of the performance obligation due to the uncertainty around potential termination in the event that patents are issued that may prevent the commercialization of the Licensed Products.
The Company will recognize the Upfront Payment, and any other potential future development milestones and sales milestones, when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
4. Investments
Cash, cash equivalents and investments as of September 30, 2021 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$61,847	$—	$—	$61,847
Total cash and cash equivalents	$61,847	$—	$—	$61,847
Investments:
Certificates of deposit (due within 1 year)	$7,449	$1	$(1)	$7,449
Commercial paper (due within 1 year)	53,962	—	(26)	53,936
Corporate bonds (due within 1 year)	44,408	—	(33)	44,375
Total investments	$105,819	$1	$(60)	$105,760
Total cash, cash equivalents and investments	$167,666	$1	$(60)	$167,607

Cash, cash equivalents and investments as of December 31, 2020 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$151,570	$—	$—	$151,570
Total cash and cash equivalents	$151,570	$—	$—	$151,570
Investments:
Commercial paper (due within 1 year)	$44,122	$5	$(23)	$44,104
Corporate bonds (due within 1 year)	44,724	3	(37)	44,690
Total investments	$88,846	$8	$(60)	$88,794
Total cash, cash equivalents and investments	$240,416	$8	$(60)	$240,364
Interest income earned on the Company’s cash, cash equivalents and investments was immaterial for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $1.9 million for the three and nine months ended September 30, 2020, respectively. Realized gains or losses were immaterial during the three and nine months ended September 30, 2021 and 2020.
As of September 30, 2021, the Company did not hold any equity securities. As of December 31, 2020, the fair value of the equity securities held at the end of the period was $1.3 million. For the nine months ended September 30, 2021, the Company had $1.0 million of losses on equity securities sold during the period.

5. Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	SEPTEMBER 30, 2021
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$61,847			$61,847
Total cash and cash equivalents:	$61,847	$—	$—	$61,847
Investments:
Certificates of deposit	$—	$7,449	$—	$7,449
Commercial paper	—	53,936	—	53,936
Corporate bonds	—	44,375	—	44,375
Total investments	$—	$105,760	$—	$105,760
Total cash, cash equivalents and investments:	$61,847	$105,760	$—	$167,607

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2020
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$151,570	$—	$—	$151,570
Total cash and cash equivalents:	$151,570	$—	$—	$151,570
Investments:
Commercial paper	$—	$44,104	$—	$44,104
Corporate bonds	—	44,690	—	44,690
Total investments	$—	$88,794	$—	$88,794
Total cash, cash equivalents and investments:	$151,570	$88,794	$—	$240,364

The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes was $287.7 million and $296.7 million at September 30, 2021 and December 31, 2020, respectively.
There were no transfers between the different levels of the fair value hierarchy during the nine months ended September 30, 2021 and 2020.

6. Inventory
Inventory consists of the following:

(in thousands)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Raw materials	$4,780	$1,875
Work-in-process	20,732	21,648
Finished goods	4,543	3,536
Total inventory	$30,055	$27,059

For the three and nine months ended September 30, 2021, $5.4 million and $13.7 million, respectively, of idle capacity cost associated with the Company’s Athlone manufacturing plant was recorded to costs of goods sold. For the three and nine months ended September 30, 2020, $3.8 million and $12.4 million, respectively, of idle capacity cost associated with the Company’s Athlone manufacturing plant was recorded to costs of goods sold. The idle capacity results from the manufacturing plant having commenced operations earlier in 2020 and not having yet reached full capacity.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Manufacturing equipment	$22,076	$21,705
Laboratory equipment	9,048	7,948
Furniture and fixtures	1,582	1,681
Software, computer and other equipment	7,920	7,836
Leasehold improvements	30,713	30,178
Construction-in-progress	1,608	1,481
Property, plant and equipment	72,947	70,829
Less: Accumulated depreciation	(21,266)	(16,569)
Property, plant and equipment, net	$51,681	$54,260

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
The Company’s operating leases have remaining lease terms of approximately 1 year to 16 years, some of which include options to extend the leases.

Balance sheet information related to leases was as follows:

(in thousands)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Operating Leases
Operating lease right-of-use assets	$23,171	$14,084

Operating lease liabilities	$3,935	$4,923
Long-term operating lease liabilities	22,496	10,206
Total operating lease liabilities	$26,431	$15,129
The Company’s right-of-use assets obtained in exchange for operating lease obligations was $12.6 million and $1.9 million during the nine months ended September 30, 2021 and 2020.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$14,581	$15,207
Accrued consulting and professional fees	3,387	2,645
Accrued research and development (1)	2,506	2,222
Accrued revenue reserves(2)	79,799	66,552
Accrued other (3)	5,844	4,097
Total accrued expenses and other current liabilities	$106,117	$90,723
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
During the three months ended September 30, 2021, the conditions allowing holders of the Convertible Notes to elect to convert had not been met. As of September 30, 2021, the if-converted value of the Convertible Notes did not exceed the principal amount of the Convertible Notes.
The estimated fair value of the liability component of the Convertible Notes at the time of issuance was $187.9 million, and was determined based on a discounted cash flow analysis and a binomial lattice model. The valuation required the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the stock price volatility and bond yield. The effective interest rate on the liability component was 10.5% for the period from the date of issuance through September 30, 2021. The equity component of the Convertible Notes was recognized at issuance and represents the difference between the principal amount of the Convertible Notes and the fair value of the liability component of the Convertible Notes at issuance. The equity component was approximately $128.4 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.
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
The following table summarizes the carrying value of the Convertible Notes as of September 30, 2021:

(in thousands)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Gross proceeds	$316,250	$316,250
Unamortized debt discount	(84,474)	(101,565)
Unamortized issuance costs	(3,587)	(4,312)
Carrying value	$228,189	$210,373

The following table summarizes the interest expense recognized related to the Convertible Notes:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2021	2020	2021	2020
Stated interest	$1,186	$1,186	$3,558	$3,565
Amortized debt discount	5,915	5,306	17,091	15,384
Amortized issuance costs	251	225	725	653
Interest Expense	$7,352	$6,717	$21,374	$19,602
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
11. Stock-Based Compensation
Stock-based compensation expense for options granted, restricted stock awards (“RSAs”), RSAs with non-market performance and service conditions (“PSAs”), restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2021	2020	2021	2020
Cost of goods sold	$287	$511	$1,225	$1,678
Selling, general and administrative	4,385	6,716	16,238	20,524
Pre-approval commercial manufacturing	—	28	—	344
Research and development	1,941	2,545	5,895	7,959
Total	$6,613	$9,800	$23,358	$30,505

Equity Plans
The Company maintains three equity compensation plans: the 2005 Aerie Pharmaceutical Stock Plan (the “2005 Plan”), the 2013 Omnibus Incentive Plan (the “2013 Equity Plan”), which was amended and restated as the Aerie Pharmaceuticals, Inc. Second Amended and Restated Omnibus Incentive Plan (the “Second Amended and Restated Equity Plan”), as described below, and the Aerie Pharmaceuticals, Inc. Inducement Award Plan (the “Inducement Award Plan”), as described below. The 2005 Plan, the Second Amended and Restated Equity Plan and the Inducement Award Plan are referred to collectively as the “Plans.” The 2005 Plan was frozen in 2013 and no additional awards have been or will be made under the 2005 Plan.
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

Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2020	8,588,614	$27.36
Granted	1,145,814	16.17
Exercised	(99,827)	4.19
Canceled	(931,380)	31.19
Options outstanding at September 30, 2021	8,703,221	$25.74	5.5	$11,084
Options exercisable at September 30, 2021	6,781,405	$26.86	4.6	$11,084

As of September 30, 2021, the Company had $25.9 million of unrecognized compensation expense related to options granted under its equity plans. This expense is expected to be recognized over a weighted average period of 2.1 years as of September 30, 2021.
Restricted Stock Awards
The following table summarizes the RSA activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSAs at December 31, 2020	809,527	$29.03
Granted	441,651	16.13
Vested	(263,471)	34.31
Canceled	(191,051)	24.27
Non-vested RSAs at September 30, 2021	796,656	$21.27

As of September 30, 2021, the Company had $13.3 million of unrecognized compensation expense related to unvested RSAs. This expense is expected to be recognized over the weighted average period of 2.5 years as of September 30, 2021.
The vesting of the RSAs is time and service based with terms of one to four years. During the year ended December 31, 2017, the Company granted 98,817 RSAs with non-market performance conditions (PSAs) that vest upon the satisfaction of certain performance conditions and service conditions. As of the second quarter of 2020, all PSAs were vested.
Restricted Stock Units
The following table summarizes the RSU activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSUs at December 31, 2020	107,182	$14.43
Granted	88,217	16.27
Vested	(29,443)	15.18
Canceled	(10,873)	15.19
Non-vested RSUs at September 30, 2021	155,083	$15.28
As of September 30, 2021, the associated unrecognized compensation expense totaled $3.1 million. This expense is expected to be recognized over the weighted average period of 3.1 years as of September 30, 2021.

Stock Appreciation Rights
The following table summarizes the SAR activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
SARs outstanding at December 31, 2020	212,044	$32.28
Granted	66,700	16.34
Canceled	(35,087)	31.68
SARs outstanding at September 30, 2021	243,657	$28.00	4.2	$1
SARs exercisable at September 30, 2021	85,652	$38.87	2.4	$—

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
12. Commitments and Contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of September 30, 2021, the Company is not a party to any material pending legal or administrative proceedings and, to its knowledge, no such proceedings are threatened or contemplated. The Company does not have contingency reserves established for any litigation liabilities as of September 30, 2021.

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
U.S. Commercial Products
Our strategy is to successfully commercialize our U.S. Food and Drug Administration (“FDA”) approved products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”), which are sold in the United States and comprise our glaucoma franchise. We have obtained formulary coverage for Rhopressa® and Rocklatan® for the majority of lives covered under commercial plans and Medicare Part D plans. Our commercial team responsible for sales of Rhopressa® and Rocklatan® is targeting eye-care professionals throughout the United States.

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

Outside the United States
Our strategy also includes developing business opportunities outside of the United States including the successful commercialization of Rhopressa® and Rocklatan® in Europe, Japan and other regions of the world. At present, we have a development and commercialization partner for Japan and certain other Asian countries, and are engaging in advanced partnership discussions regarding commercialization in Europe and other regions of the world.
In Europe, Rhokiinsa® (marketed as Rhopressa® in the United States) and Roclanda® (marketed as Rocklatan® in the United States) were granted a Centralised Marketing Authorisation (“Centralised MA”) by the European Commission (“EC”) in

November 2019 and January 2021, respectively. In April 2021, Roclanda® received marketing authorisation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in Great Britain. As the EC decision was received after the end of the Brexit transition period, we were required to complete a further administrative step in order to obtain authorisation in Great Britain.
We reported positive interim topline 90-day efficacy data in September 2020 for Mercury 3, our Phase 3b clinical trial for Roclanda®, which we believe is important to the execution of our strategy in Europe. As a result of the positive Mercury 3 results, we are engaging in advanced partnership discussions regarding commercialization in Europe and other regions of the world. We expect to enter into a collaboration agreement by the end of 2021.
In Japan, we entered into a Collaboration and License Agreement (the “Santen Agreement”) with Santen Pharmaceuticals Co., Ltd. (“Santen”) in October 2020 to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and eight other countries in Asia. We reported positive topline results for its Phase 3 clinical trial of netarsudil ophthalmic solution 0.02% (“netarsudil 0.02%”) in October 2021, the first of three expected Phase 3 clinical trials in Japan. The results evaluated netarsudil 0.02% versus ripasudil hydrochloride hydrate ophthalmic solution 0.4% (“ripasudil 0.4%”) and showed that netarsudil 0.02% once daily was superior to ripasudil 0.4% twice daily in lowering IOP after four weeks (p<0.0001), the primary endpoint of the study. The medications were safe and well tolerated. The most common treatment emergent adverse event was conjunctival hyperemia. Clinical trials for Rocklatan® in Japan have not yet begun.
Glaucoma Product Manufacturing
We have a sterile fill production facility in Athlone, Ireland, for the production of our FDA approved products and clinical supplies with the goal of having the Athlone manufacturing plant supply our ophthalmic products in all markets for which we received regulatory approval and are commercialized. The Athlone manufacturing plant began manufacturing commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. Shipments of commercial supply of Rocklatan® and Rhopressa® from the Athlone manufacturing plant to the United States commenced in the third quarter of 2020 and in the fourth quarter of 2020, respectively. In addition, the Athlone manufacturing plant has manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan as well as registration batches to support product approval in Japan.
As the Athlone manufacturing plant commenced operations in early 2020, it has not yet reached full capacity. We expect that the Athlone manufacturing plant will have adequate capacity to produce Rhopressa® and Rocklatan® in the United States as well as for both the European and Japanese commercial markets, if approved for commercial distribution in those markets. The Athlone manufacturing plant manufactures most of our ongoing needs for Rhopressa® and Rocklatan® in the United States. We may continue to use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States, but at reduced levels compared to before the Athlone manufacturing plant was operational.
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
We are developing AR-15512 ophthalmic solution for the treatment of patients with dry eye disease. In September 2021, we reported positive topline results of our Phase 2b clinical trial, named COMET-1, for AR-15512. We completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%) in a 90-day trial with 369 subjects. The COMET-1 clinical study achieved statistical significance for multiple and validated pre-specified signs and symptoms. The greatest efficacy was demonstrated with the higher concentration 0.003% formulation, which will be advanced to Phase 3 studies. The COMET-1 study showed statistical significant improvements in signs for tear production, conjunctival redness and ocular surface staining. The study also achieved statistical significance for improvement in symptoms based on Ocular Discomfort, Symptom Assessment iN Dry Eye (“SANDE”) and Eye Dryness. Efficacy was observed in both sign and symptoms as early as Day 14 and continued improvement in symptoms through Day 84. Both formulations of AR-15512 were safe and well-tolerated. The study did not achieve statistical significance at the pre-determined primary endpoints at Day 28. There were no serious or systemic adverse events related to study medication. Of the ocular adverse events, 95% were rated as mild. We expect to have an end of Phase 2 meeting with the FDA in the first quarter of 2022 and initiate Phase 3 trials in the first half of 2022.
Furthermore, we are developing three sustained-release implants focused on retinal diseases, AR-1105, AR-13503 SR and AR-14034 SR, and a ROCK inhibitor-linked-steroid, AR-6121. For AR-1105, we successfully completed a large Phase 2 clinical trial for patients with macular edema due to retinal vein occlusion (“RVO”) in July 2020 and reported topline results indicating sustained efficacy of up to six months, differentiating it from other steroid implants. We have received advice from regulatory agencies in both Europe and the United States regarding clinical and regulatory pathways for Phase 3 clinical trials. We expect to start Phase 3 clinical trial activities for AR-1105 in the first half of 2022. Supply chain issues for implant injector components have caused this date to be moved from the last quarter of 2021.
We are also developing AR-13503, a Rho kinase (“ROCK”) and Protein kinase C inhibitor that is the active ingredient in the AR-13503 sustained-release implant. We initiated a first in-human clinical safety study in the third quarter of 2019 for the treatment of wet age-related macular degeneration (age-related macular degeneration, “AMD”) and diabetic macular edema (“DME”), which is currently ongoing. We currently expect to complete the human dose escalation safety evaluation with the current implant design for AR-13503 SR in the first quarter of 2022.
The preclinical sustained-release implant AR-14034 SR is being designed to deliver the active ingredient axitinib, a potent small molecule pan-VEGF receptor inhibitor. AR-14034 SR has the potential to provide a duration of effect of approximately one year with a once per-year injection. It may potentially be used to treat DME, wet AMD and related diseases of the retina. IND-enabling preclinical studies are ongoing and we anticipate filing an IND for AR-14034 SR with the FDA in the second half of 2022.
We are also developing AR-6121, a newly introduced preclinical ROCK inhibitor-linked-steroid, which is a proprietary class of potent ocular corticosteroids linked to ROCK inhibitors. AR-6121 has the potential to leverage the anti-fibrotic and IOP-lowering activities of ROCK inhibitors to generate potent steroid effects with an improved safety profile. AR-6121 has the potential to meet an unmet need for effective and safer steroid treatment, specifically those that do not cause an increase in IOP or cataract formation. IND-enabling preclinical studies are underway and we anticipate filing an IND for AR-6121 with the FDA in the second half of 2022.
We own over 4,000 ROCK inhibitor molecules that provides a basis for further research and development opportunities. We discovered and developed the active ingredient in Rhopressa® and Rocklatan®, netarsudil, and AR-13503 through a rational drug design approach that coupled medicinal chemistry with high content screening of compounds in proprietary cell-based assays. We selected and formulated netarsudil for preclinical in vivo testing following a detailed characterization of over 3,000 synthesized ROCK inhibitors, a number that has since grown to approximately 4,000. We evaluate this library on an ongoing basis for additional development opportunities. Early stage evaluations of these molecules are underway for other ophthalmic indications. We continue to evaluate outside business development opportunities to provide access to technologies developed outside of Aerie to complement our internal research.
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
The health and safety of our employees, patients, prescribers and community are of utmost importance during this time. We are complying with all requirements and mandates from various agencies and governments and we continue to monitor applicable federal and state regulations, including with respect to vaccination mandates and required weekly testing of unvaccinated employees. We have taken precautionary measures to protect our employees and our stakeholders and adapted company policy to maintain the continuity of our business. We have continued to operate effectively as most of our manufacturing plant personnel are working at the manufacturing plant with precautionary measures in place, while the balance of our workforce has started to return to the office in accordance with state and local mandates or continues to primarily work from home. We may take further actions as government authorities require or recommend or as we determine to be in the best interest of our employees.
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
Given the easing of certain COVID-19 restrictions during the second quarter of 2021, in accordance with state and local government mandates, traditional face-to-face office meetings and in-person peer-to-peer education meetings have increased during the period to near pre-COVID levels.
We have not observed any disruptions to date in the supply chain for the production of Rhopressa® and Rocklatan®. We believe we have more than two years of starting materials and active pharmaceutical ingredient (“API”) in inventory, and adequate supply of finished product on hand to support our commercial efforts for at least the next six months. Production of Rhopressa® and Rocklatan® is continuing.
Financial Overview
Our cash, cash equivalents and investments totaled $167.6 million as of September 30, 2021. We believe that our cash, cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months, though there may be need for additional financing activity as we continue to grow. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion.
We have incurred net losses since our inception in June 2005. Until 2018, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of September 30, 2021, we had an accumulated deficit of $1,199.4 million. We recorded net losses of $39.7 million and $120.3 million for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020 we recorded net losses of $39.6 million and $137.0 million. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rhopressa® and Rocklatan®, advancing our product candidates and pipeline, global expansion and operating our manufacturing plant in Athlone, Ireland.
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

Shipments of commercial supply of Rocklatan® and Rhopressa® from the Athlone manufacturing plant to the United States commenced in the third quarter of 2020 and in the fourth quarter of 2020, respectively. Production costs related to idle or underutilized capacity at the manufacturing plant in Athlone, Ireland, are not included in the cost of inventory but are charged directly to cost of goods sold on the condensed consolidated statements of operations and comprehensive loss in the period incurred. We expect cost of goods sold to continue to be unfavorably impacted by idle capacity costs due to the underutilization at the Athlone manufacturing plant as a result of the Athlone manufacturing plant having become operational in early 2020 and not yet reaching full capacity. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE	% CHANGE
	2021	2020
	(in thousands, except percentages)
Product revenues, net	$29,313	$20,081	$9,232	46%
Total revenues, net	29,313	20,081	9,232	46%
Costs and expenses:
Cost of goods sold	7,899	5,381	2,518	47%
Selling, general and administrative expenses	34,656	32,029	2,627	8%
Pre-approval commercial manufacturing	—	110	(110)	(100)%
Research and development expenses	19,132	16,165	2,967	18%
Total costs and expenses	61,687	53,685	8,002	15%
Loss from operations	(32,374)	(33,604)	1,230	(4)%
Other (expense) income, net	(7,259)	(6,044)	(1,215)	20%
Loss before income taxes	$(39,633)	$(39,648)	$15	—%

Product revenues, net
Product revenues, net were $29.3 million and $20.1 million for the three months ended September 30, 2021 and 2020, respectively, and related to sales of our U.S glaucoma franchise products, Rhopressa® or Rocklatan®. The year-over-year revenue increase is primarily due to higher volumes and higher net sales per unit, which was mostly attributable to renegotiating wholesaler agreements.
Cost of goods sold
Cost of goods sold was $7.9 million and $5.4 million for the three months ended September 30, 2021 and 2020, respectively. Our gross margin percentage was 73.1% and 73.2% for the three months ended September 30, 2021 and 2020, respectively. Our cost of goods sold and gross margin percentage for the three months ended September 30, 2021 and 2020 were unfavorably impacted by idle capacity costs due to underutilization at the Athlone manufacturing plant, which increased the cost of goods sold by $5.4 million and $3.8 million and lowered the gross margin percentage by 18.6% and 18.9%, respectively. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity. We received FDA approval to produce Rocklatan® and Rhopressa® in January 2020 and September 2020, respectively, at the Athlone manufacturing plant for commercial distribution in the United States. Prior to this approval, costs incurred for commercial-related manufacturing activities for both products were recorded to pre-approval commercial manufacturing expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses were $34.7 million and $32.0 million for the three months ended September 30, 2021 and 2020, respectively. Selling, general and administrative expenses increased by $2.6 million, primarily due to higher sales and marketing expenses as well as higher travel expenses as a result of the easing of COVID-19 related travel restrictions.
Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses were zero and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. We received regulatory approval in January 2020 and September 2020 to produce Rocklatan® and Rhopressa®, respectively, at our Athlone manufacturing plant. The cost of Rocklatan® and Rhopressa® produced by the Athlone manufacturing plant for commercial distribution following regulatory approval was capitalized as inventory or expensed to cost of goods sold. Further, we received regulatory approval for our additional Rocklatan® drug product contract manufacturer, which began to supply commercial product in the first quarter of 2020. The cost of commercial Rocklatan® produced by the additional contract manufacturer following regulatory approval was capitalized as inventory. We do not expect any material pre-approval commercial manufacturing expenses for the remainder of 2021.
Research and development expenses
Research and development expenses were $19.1 million and $16.2 million for the three months ended September 30, 2021 and 2020, respectively. Research and development expenses increased by $3.0 million primarily due to an increase of $1.1 million in expenses associated with AR-15512. In September 2021, we reported positive topline results on safety and efficacy for COMET-1, a Phase 2b clinical trial in which we completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%). We expect to initiate Phase 3 clinical trials in the first half of 2022.
Furthermore, expenses for Rhopressa® increased by $0.9 million in the three months ended September 30, 2021, driven by ongoing cost for the Rhopressa® Phase 3 study in Japan. Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan were recorded as deferred revenue, non-current on the condensed consolidated balance sheets. In October 2021, we reported positive topline results in this Phase 3 clinical trial, which is the first of three expected in Japan. Under the terms of the Santen Agreement, Santen is responsible for the development and cost of the remaining two Phase 3 studies.
Costs related to the development of our retina programs were relatively flat for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. We expect development costs for our retina program to begin to increase at the end of 2021.
These increases were offset by a $1.2 million decrease in expenses for Rocklatan® for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to lower costs for the Mercury 3 registration trial in Europe.
Other (expense) income, net
Other (expense) income, net consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020
	(in thousands)
Interest income	$25	$276	$(251)
Interest expense	(7,358)	(6,717)	(641)
Other (expense) income	74	397	(323)
Other (expense) income, net	$(7,259)	$(6,044)	$(1,215)

Other (expense) income, net changed by $1.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
This change was primarily due to a decrease of $0.3 million in interest income on our cash, cash equivalents and investments and a change of $0.3 million in other (expense) income during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Further, interest expense, which increased by $0.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, relates to interest expense under the Convertible Notes issued in September 2019, including the amortization of debt discounts and issuance costs incurred.

Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE	% CHANGE
	2021	2020
	(in thousands, except percentages)
Product revenues, net	$79,468	$58,455	$21,013	36%
Total revenues, net	79,468	58,455	21,013	36%
Costs and expenses:
Cost of goods sold	20,776	18,799	1,977	11%
Selling, general and administrative expenses	101,796	102,168	(372)	—%
Pre-approval commercial manufacturing	—	2,304	(2,304)	(100)%
Research and development expenses	54,990	55,281	(291)	(1)%
Total costs and expenses	177,562	178,552	(990)	(1)%
Loss from operations	(98,094)	(120,097)	22,003	(18)%
Other (expense) income, net	(22,142)	(16,900)	(5,242)	31%
Loss before income taxes	$(120,236)	$(136,997)	$16,761	(12)%

Product revenues, net
Product revenues, net were $79.5 million and $58.5 million for the nine months ended September 30, 2021 and 2020, respectively, and related to sales of our U.S glaucoma franchise products, Rhopressa® or Rocklatan®. The year-over-year revenue increase is primarily due to higher volumes and higher net sales per unit, which was mostly attributable to renegotiating wholesaler agreements.
Cost of goods sold
Cost of goods sold was $20.8 million and $18.8 million for the nine months ended September 30, 2021 and 2020, respectively. Our gross margin percentage was 73.9% and 67.8% for the nine months ended September 30, 2021 and 2020, respectively. Our cost of goods sold and gross margin percentage for the nine months ended September 30, 2021 and 2020 were unfavorably impacted by idle capacity costs due to underutilization at the Athlone manufacturing plant which increased the cost of goods sold by $13.7 million and $12.4 million and lowered the gross margin percentage by 17.2% and 21.3%, respectively. Our cost of goods sold and gross margin percentage for the nine months ended September 30, 2020 were also unfavorably impacted by inventory write-offs, which increased the cost of goods sold by $2.2 million and lowered the gross margin percentage by 3.8%. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity. We received FDA approval to produce Rocklatan® and Rhopressa® in January 2020 and September 2020, respectively, at the Athlone manufacturing plant for commercial distribution in the United States. Prior to this approval, costs incurred for commercial-related manufacturing activities for both products were recorded to pre-approval commercial manufacturing expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses were $101.8 million and $102.2 million for the nine months ended September 30, 2021 and 2020, respectively. Selling, general and administrative expenses decreased by $0.4 million primarily due to lower overall employment-related expenses, including stock-based compensation. The decreases were offset by higher travel expenses as a result of the easing of COVID-19 related travel restrictions.
Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses were zero and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively. We received regulatory approval in January 2020 and September 2020 to produce Rocklatan® and Rhopressa®, respectively, at our Athlone manufacturing plant. The cost of Rocklatan® and Rhopressa® produced by the Athlone manufacturing plant for commercial distribution following regulatory approval was capitalized as inventory or expensed to cost of goods sold. Further, we received regulatory approval for our additional Rocklatan® drug product contract manufacturer, which began to supply commercial product in the first quarter of 2020. The cost of commercial Rocklatan® produced by the additional contract manufacturer following regulatory approval was capitalized as inventory. We do not expect any material pre-approval commercial manufacturing expenses for the remainder of 2021.
Research and development expenses
Research and development expenses were $55.0 million and $55.3 million for the nine months ended September 30, 2021 and 2020, respectively, and decreased by $0.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
A significant part of our program expenses in the nine months ended September 30, 2021 related to AR-15512, which increased by $4.2 million compared to the nine months ended September 30, 2020. In September 2021, we reported positive topline results on safety and efficacy for COMET-1, a Phase 2b clinical trial in which we completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%). We expect to initiate Phase 3 clinical trials in the first half of 2022.
Furthermore, expenses for Rhopressa® in the nine months ended September 30, 2021 increased by $4.0 million compared to the nine months ended September 30, 2020, driven by ongoing costs for the Rhopressa® Phase 3 clinical trial in Japan. Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan were recorded as deferred revenue, non-current on the condensed consolidated balance sheets. In October 2021, we reported positive topline results in this Phase 3 clinical trial, which is the first of three expected in Japan. Under the terms of the Santen Agreement, Santen is responsible for the development and cost of the remaining two Phase 3 studies.
These increases were offset by a decline of $4.6 million in expenses associated with Rocklatan®, due to lower costs related to the Mercury 3 registration trial in Europe and a decrease of $3.0 million related to the timing of the development of our retina programs, primarily AR 13503 SR. In addition, employee-related expenses, including stock-based compensation, decreased by $2.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Other (expense) income, net
Other (expense) income, net consists of the following:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020
	(in thousands)
Interest income	$109	$1,896	$(1,787)
Interest expense	(21,381)	(19,605)	(1,776)
Other (expense) income	(870)	809	(1,679)
Other (expense) income, net	$(22,142)	$(16,900)	$(5,242)

Other (expense) income, net changed by $5.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
This change was primarily due to a decrease of $1.8 million in interest income on our cash, cash equivalents and investments and a change of 1.7 million in other (expense) income during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The change in other (expense) income primarily consists of $1.0 million in realized loss on equity securities sold as of March 31, 2021.
Further, interest expense, which increased by $1.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, relates to interest expense under the Convertible Notes issued in September 2019, including the amortization of debt discounts and issuance costs incurred.
Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities and the issuance of convertible notes. In addition, we generate cash flow from product revenues related to sales of our glaucoma franchise products, Rhopressa® and Rocklatan®, in the United States. Further, we entered into the Santen Agreement, pursuant to which Santen made a $50.0 million upfront payment to Aerie Ireland Limited (the “Upfront Payment”).

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
Sources of Liquidity
Our product revenue, net amounted to $79.5 million for the nine months ended September 30, 2021, which relate to sales of our glaucoma franchise products, Rhopressa® and Rocklatan®. Accounts receivable, net amounted to $64.6 million as of September 30, 2021.
As of September 30, 2021, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $167.6 million. In September 2019, we issued an aggregate principal amount of $316.25 million of Convertible Notes. See Note 10 to our condensed consolidated financial statements included in this report for additional information. Further, in October 2020, we entered into the Santen Agreement. Pursuant to the Santen Agreement, Santen made the $50.0 million Upfront Payment in the fourth quarter of 2020. See Note 3 to our condensed consolidated financial statements included in this report for additional information. We believe that our cash, cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months. See “—Operating Capital Requirements.”
Cash Flows
The following table summarizes our sources and uses of cash:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(69,044)	$(87,052)
Investing activities	(20,264)	74,154
Financing activities	(415)	(1,255)
Net change in cash and cash equivalents	$(89,723)	$(14,153)
Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities of $69.0 million related to a net loss of $120.3 million, adjusted for non-cash items of $52.3 million primarily related to stock-based compensation expense, amortization and accretion and depreciation, partially offset by a net cash outflow of $1.0 million related to changes in operating assets and liabilities. During the nine months September 30, 2020, net cash used in operating activities of $87.1 million related to a net loss of $137.0 million, adjusted for non-cash items of $55.3 million primarily related to stock-based compensation expense, amortization and accretion and depreciation, offset by a net cash outflow of $5.4 million related to changes in operating assets and liabilities.
The decrease in net cash used in operating activities during the nine months ended September 30, 2021 as compared to the nine months September 30, 2020 was primarily due to higher net cash collections generated from product revenues.
Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities of $20.3 million related to purchases of available-for-sale investments of $112.4 million and purchases of property, plant and equipment of $2.5 million primarily related to the manufacturing plant in Athlone, Ireland partially offset by sales and maturities of available-for-sale investments of $94.7 million. During the nine months ended September 30, 2020, net cash provided by investing activities of $74.2 million related to sales and maturities of available-for-sale investments of $160.8 million offset by purchases of available-for-sale investments of $84.1 million and purchases of property, plant and equipment of $2.5 million primarily related to the manufacturing plant in Athlone, Ireland.

Financing Activities
During the nine months ended September 30, 2021, net cash used in financing activities was $0.4 million and primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock grants partially offset by proceeds from issuance of common stock upon exercise of stock purchase rights and stock options. During the nine months ended September 30, 2020, net cash used in financing activities of $1.3 million primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock grants.
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
Our future funding requirements will depend on many factors, including, but not limited to the following:
•commercial performance of Rhopressa® and Rocklatan® or any current or future product candidates or implants, if approved, including any effects associated with the COVID-19 pandemic;
•costs of commercialization activities for Rhopressa® and Rocklatan® and any current or future product candidates or implants, if approved;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash, cash equivalents and investments totaled $167.6 million and $240.4 million as of September 30, 2021 and December 31, 2020, respectively. Given the short-term nature of our cash, cash equivalents and investments, we do not believe that a change in market interest rates would have a material impact on our financial condition or results of operations. We do not currently engage in any hedging activities against changes in interest rates.
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies but has a U.S. dollar functional currency. We do not currently have a foreign currency hedging program. To date and during the nine months ended September 30, 2021, foreign currency exposure and foreign currency financial instruments have not been material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2021, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We may periodically become subject to legal proceedings and claims arising in connection with our business. As of September 30, 2021, we are not a party to any material pending legal or administrative proceedings and, to our knowledge, no such proceedings are threatened or contemplated.
Item 1A. Risk Factors
You should consider carefully the risks set forth under “Risk Factors” in our 2020 Form 10-K, and other documents that we have filed or furnished with the SEC. Except as set forth below, there have been no material changes to these risk factors.
We are currently searching for a new Chief Executive Officer and a new Chief Financial Officer and there are no assurances concerning the timing or outcome of our search.
Effective July 30, 2021, Richard Rubino resigned as our Chief Financial Officer, Secretary and Treasurer due to personal reasons. In September 2021, we announced that we were executing our succession plan for Vicente Anido, PhD., who would no longer serve as Chairman and Chief Executive Officer and member of the Board of Directors, effective September 17, 2021, and upon Dr. Anido’s departure, the Board of Directors appointed Benjamin F. McGraw, III, Pharm.D. as our Interim Executive Chairman. In October 2021, we also announced that Christopher Staten, Interim Chief Financial Officer and Vice President of Finance, resigned from his roles at the Company. Mr. Staten’s departure was not due to a dispute on any matter relating to our accounting and financial policies or operations.
We are currently searching for a new Chief Executive Officer and Chief Financial Officer; however, the marketplace for attracting senior executives, particularly in the pharmaceutical industry, is competitive and identifying and hiring new executives may take several months or longer. Although we anticipate smooth transitions, any changes to members of our senior management may be disruptive to our operations, including by diverting our Board of Directors and management’s time and attention and a decline in employee morale. There are no assurances concerning the timing or outcome of our search for a new Chief Executive Officer and Chief Financial Officer. If there are any delays in this process, our business could be negatively impacted. Furthermore, as we continue to expand our commercialization efforts, particularly on a global scale, we may not be able to attract and retain qualified members of senior management, which could adversely affect our ability to execute our business plan and harm our operating results. For additional information, please see the risk factor entitled “We depend upon our key personnel and our ability to attract and retain employees” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021.
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
The Trump administration put forth a number of proposals aimed at containing prescription drug prices and announced several Executive Orders that sought to implement a number of the administration's proposals. For example, on November 20, 2020, the United States Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection under the Federal Anti-Kickback Statute for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law or unless it is passed through to the dispensing pharmacy and reflected in the price to the patient. The implementation of the rule has been delayed by the Biden administration to January 1, 2023 in response to ongoing litigation. Further, in November 2020, the Centers for Medicare & Medicaid Services issued an interim final rule implementing the Trump administration's Most Favored Nation Executive Order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, though the implementation of the interim final rule is currently enjoined. On

September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency Many similar proposals, including the plans to give Medicare authority to negotiate drug prices and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent new statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration will have on our business, including market acceptance, and sales, of our products and product candidates.
In addition, the Health Resources And Services Administration (“HRSA”) recently referred several manufacturers to the HHS Office of Inspector General for consideration of assessment of civil monetary penalties over the manufacturers’ policies that place restrictions on 340B pricing to 340B Covered Entities that utilize contract pharmacies. Under the 340B program, manufacturers are required to charge specified categories of federally funded clinics and safety net hospitals (known as 340B Covered Entities) no more than an established discounted price for their covered outpatient drugs. The program is designed to give 340B Covered Entities access to the same discount obtained by Medicaid under the Medicaid drug rebate program. 340B Covered Entities that do not have their own pharmacies may contract with outside pharmacies to dispense drugs to the Covered Entity’s patients, though concerns about pharmacies diverting 340B drugs to non-340B patients has recently led to the manufacturer restrictions described above and manufacturer litigation over whether a 340B Covered Entity is permitted to contract with multiple outside pharmacies. This litigation is ongoing.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Effective upon Christopher Staten’s resignation on October 29, 2021 and until the Company appoints a successor Chief Financial Officer, the Board of Directors designated Benjamin F. McGraw, III, Pharm.D., Interim Executive Chair, to serve as the Company’s principal financial officer. In addition, the Board of Directors designated Jeffrey M. Calabrese, Vice President, Finance, to serve as the Company’s principal accounting officer, effective as of October 29, 2021.
Dr. McGraw’s biographical information is set forth on page 22 of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 27, 2021, in the section entitled “Our Board of Directors–Information About Directors Continuing in Office,” which information is incorporated herein by reference.
Mr. Calabrese, age 55, is the Company’s Vice President, Finance and previously served as the Company’s Director of Accounting from June 2019 through October 2021. Prior to joining the Company, Mr. Calabrese served as the Senior Director of Accounting and Finance for Helsinn Therapeutics (U.S.) from 2018 to 2019, overseeing all U.S. accounting and financing operations. From 2004 to 2018, Mr. Calabrese held a variety of positions at Merck & Co., Inc. (NYSE:MRK) including Business Unit Controller of U.S. Pharmaceuticals, Director of Accounting Standards and Technical Accounting as well as Director of Financial Planning and Analysis. Prior to this, he held various positions in accounting and finance at AT&T Inc. from 1997 to 2004, American Home Products (acquired by Pfizer Inc.) from 1993 to 1997 and KPMG from 1991 to 1993. Mr. Calabrese received his B.A. in Finance and Marketing from Muhlenberg College and his M.B.A. from Pace University. Mr. Calabrese is an active Certified Public Accountant.

Item 6. Exhibits

10.1*†#	Letter Agreement, dated as of September 20, 2021, by and between Aerie Pharmaceuticals, Inc. and Benjamin F. McGraw, III, Pharm.D.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

104***	Cover Page Interactive Data File

†	Exhibit is a management contract or compensatory plan or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

*	Filed herewith.

**	Furnished herewith.

***	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: November 5, 2021	/s/ BENJAMIN F. MCGRAW, III, PHARM.D.
Benjamin F. McGraw, III, Pharm.D.
Interim Executive Chair
(Principal Financial Officer)

/s/ JEFFREY M. CALABRESE, CPA
Jeffrey M. Calabrese, CPA
Vice President, Finance
(Principal Accounting Officer)