Form 10-K
period 2021-12-31
AERIE PHARMACEUTICALS INC
filed 2022-02-25
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, based upon the closing price of $16.01 of the registrant’s common stock as reported on The NASDAQ Global Market, was $734,874,546.
As of February 18, 2022, the registrant had 48,391,874 shares of common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2021.

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
•third-party payer coverage and reimbursement for our products, product candidates and any future product candidates, if approved;
•the glaucoma patient market size and the rate and degree of market adoption of our products, product candidates and any future product candidates, if approved, by eye-care professionals and patients;
•the timing, cost or other aspects of the commercial launch of our products, product candidates and any future product candidates, if approved;
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
In particular, FDA approval of Rhopressa® and Rocklatan® does not guarantee FDA approval of our product candidates under development or any future product candidates in the United States, and there can be no assurance that we will receive FDA approval for our product candidates or any future product candidates. In addition, the European Commission (“EC”) grant of a Centralised Marketing Authorisation (“Centralised MA”) for Rhokiinsa® and Roclanda® and the receipt of marketing authorization from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) for Roclanda® does not guarantee European Medicines Agency (“EMA”) or MHRA approval of our product candidates under development or any future product candidates in Europe, and there can be no assurance that we will receive EMA or MHRA approval for our product candidates or any future product candidates. FDA, EMA and MHRA approval of Rhopressa® and Rocklatan® does not guarantee regulatory approval of these products in jurisdictions outside of the United States or Europe and there is no assurance that we will receive regulatory approval for Rhopressa® and Rocklatan® in such jurisdictions. In addition, the clinical trials discussed in this report are preliminary and the outcome of such clinical trials may not be predictive of the outcome of later clinical trials. Any future clinical trial results may not demonstrate safety and efficacy sufficient to obtain regulatory approval related to the clinical trials findings discussed in this report, and we may suspend or discontinue research programs at any time for any reason.
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
iii

PART I
ITEM 1. BUSINESS
Overview
We are a pharmaceutical company focused on the discovery, development and commercialization of first-in-class ophthalmic therapies for the treatment of patients with eye diseases and conditions including open-angle glaucoma, dry eye, diabetic macular edema (“DME”) and wet age-related macular degeneration (“AMD”).
U.S. Commercialization of the Glaucoma Franchise
Our strategy is to grow the market share of our U.S. Food and Drug Administration (“FDA”) approved glaucoma franchise products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”), in the United States. Both Rhopressa® and Rocklatan® are being sold to national and regional U.S. pharmaceutical distributors, and patients have access to them through pharmacies across the United States. We have obtained broad formulary coverage for Rhopressa® and Rocklatan® for the lives covered under commercial plans and Medicare Part D plans. Our commercial team responsible for sales of Rhopressa® and Rocklatan® is targeting select eye-care professionals who treat glaucoma throughout the United States.

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

Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, a commonly prescribed drug for the treatment of patients with open-angle glaucoma or ocular hypertension. Rocklatan® is also taken in the evening, and similar to Rhopressa®, has shown in preclinical and clinical trials to be highly effective in reducing IOP, with a favorable safety profile.
Based on our clinical data, we believe that Rocklatan® has the potential to provide a greater IOP-reducing effect than any glaucoma medication currently marketed in the United States.

Efforts Outside the United States
In addition to growing the market share of Rhopressa® and Rocklatan® in the United States, our strategy also includes developing business opportunities outside of the United States and we continue to make progress in our efforts to commercialize Rhopressa® and Rocklatan® in Europe, Japan and other regions of the world.
We have partnered and have collaboration agreements in place with Santen Pharmaceuticals Co., Ltd. (“Santen Pharmaceuticals”) and Santen SA (“Santen SA” and, together with Santen Pharmaceuticals, “Santen”), to develop and commercialize our products in Japan and South Korea, Indonesia, Malaysia, Philippines, Singapore, Thailand, Vietnam and Taiwan (collectively, “East Asia”), as well as Europe, China, India, the Middle East, Commonwealth of Independent States (“CIS”), Africa, parts of Latin America and the Oceania countries. The initial Collaboration and License Agreement with Santen (the “First Santen Agreement”) was executed in October 2020 to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and East Asia. The second Collaboration and License Agreement with Santen (the “Second Santen Agreement” and, together with the First Santen Agreement, “Santen Agreements”) was executed in

December 2021 to develop and commercialize Rhopressa® and Rocklatan® in Europe, China, India, the Middle East, CIS, Africa, parts of Latin America and the Oceania countries.
In Europe, Rhopressa® and Rocklatan® will be marketed under the names Rhokiinsa® and Roclanda®, respectively. Rhokiinsa® and Roclanda® were granted a Centralised Marketing Authorisation (“Centralised MA”) by the European Commission (“EC”) in November 2019 and January 2021, respectively. In April 2021, Roclanda® received marketing authorisation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in Great Britain.
In Japan, we reported positive topline results for our Phase 3 clinical trial of netarsudil ophthalmic solution 0.02% (“netarsudil 0.02%”) in October 2021, the first of three expected Phase 3 clinical trials in Japan. The results evaluated netarsudil 0.02% versus ripasudil hydrochloride hydrate ophthalmic solution 0.4% (“ripasudil 0.4%”) and showed that netarsudil 0.02% once daily was superior to ripasudil 0.4% twice daily in lowering IOP after four weeks (p<0.0001), the primary endpoint of the study. The medications were safe and well tolerated. The most common treatment emergent adverse event was conjunctival hyperemia, which is treatable. A second, confirmatory Phase 3 study, required for approval in Japan, is underway. Santen is taking the lead on next steps in preparation for registration in Japan. Clinical trials for Rocklatan® have not yet begun.
Glaucoma Product Manufacturing
We have a sterile fill production facility in Athlone, Ireland, for the production of our FDA approved products and clinical supplies, with the intent of having the Athlone manufacturing plant supply our ophthalmic products in all markets for which we received regulatory approval and are commercialized. The Athlone manufacturing plant began manufacturing commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. Shipments of commercial supply of Rocklatan® and Rhopressa® from the Athlone manufacturing plant to the United States commenced in the second half of 2020. In addition, the Athlone manufacturing plant has manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan as well as registration batches to support product approval in Japan. We expect to commence shipments of Rhopressa® to Santen pursuant to the Second Santen Agreement in the fourth quarter of 2022 for its sales to third parties in early 2023.
As the Athlone manufacturing plant commenced operations in early 2020, it has not reached full capacity. We expect that the Athlone manufacturing plant will have adequate capacity to produce for the markets included in the Santen Agreements, as needed, which include Europe, Japan, East Asia and certain other regions of the world, if approved for commercial distribution in those markets. The Athlone manufacturing plant manufactures most of our ongoing needs for Rhopressa® and Rocklatan® in the United States. We may continue to use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States, but at reduced levels as a result of the Athlone manufacturing plant commencing manufacturing operations.
Product Candidates and Pipeline
Our strategy includes enhancing our longer-term commercial potential by identifying and advancing additional product candidates through our internal discovery efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional ophthalmic products, technologies or product candidates that complement our current product portfolio, as discussed in “—Our Products, Product Candidates and Pipeline” below.
Dry Eye Program
We are developing AR-15512, an ophthalmic solution for the treatment of patients with dry eye disease. The active ingredient in AR-15512 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates tear production and blink rate. In addition, activating the TRPM8 receptor may reduce ocular discomfort by promoting a cooling sensation.
In September 2021, we reported topline results of our Phase 2b clinical study, named COMET-1, for AR-15512. We completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%) in a 90-day trial with 369 subjects. The COMET-1 clinical study achieved statistical significance for multiple pre-specified and validated signs and symptoms. The greatest efficacy was demonstrated with the higher concentration 0.003% formulation, which we plan to advance to Phase 3 studies. The COMET-1 study showed statistically significant improvements in signs for tear production, conjunctival redness and ocular surface staining. The study also achieved statistical significance for improvement in symptoms based on Ocular Discomfort, Symptom Assessment iN Dry Eye (“SANDE”) and Eye Dryness. Efficacy was observed in both sign and symptoms as early as Day 14 and continued improvement in symptoms through Day 84. Both formulations of AR-15512 were safe and well-tolerated. The study did not achieve statistical significance at the pre-determined primary endpoints at Day 28. There were no serious or systemic adverse events related to study medication. Of the ocular adverse events, 95% were rated as mild. We gained alignment with the FDA in the first quarter of 2022 on the results of the Phase 2b clinical trial and confirmed the design of the Phase 3 trials, which we currently expect to initiate in the second quarter of 2022.
Retina Program
We are currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-14034 SR. For AR-1105, a dexamethasone steroid implant, we completed a large Phase 2 clinical trial for patients with macular edema due to retinal vein occlusion (“RVO”) in July 2020 and reported topline results indicating sustained efficacy of up to six months. We have received advice from regulatory agencies in both Europe and the United States regarding clinical and regulatory pathways for Phase 3 clinical trials. We are currently evaluating Phase 3 development options as well as partnership opportunities.
The preclinical sustained-release implant AR-14034 SR is being designed to deliver the active ingredient axitinib, a potent small molecule pan-VEGF receptor inhibitor. AR-14034 SR has the potential to provide a duration of effect of approximately one year with a once per-year injection. It may potentially be used to treat DME, wet AMD and related diseases of the retina. Investigational New Drug Application (“IND”)-enabling preclinical studies are ongoing and we anticipate filing an IND for AR-14034 SR with the FDA in the second half of 2022.

Pipeline
We own over 4,000 ROCK inhibitor molecules that provide a basis for further research and development opportunities. We discovered and developed the active ingredient in Rhopressa® and Rocklatan® and netarsudil through a rational drug design approach that coupled medicinal chemistry with high content screening of compounds in proprietary cell-based assays. We selected and formulated netarsudil for preclinical in vivo testing following a detailed characterization of over 3,000 synthesized ROCK inhibitors, a number that has since grown to approximately 4,000. We evaluate this library on an ongoing basis for additional development opportunities. Early-stage evaluations of these molecules are underway for other ophthalmic indications. We continue to evaluate external business development opportunities to provide access to technologies developed outside of Aerie to complement our internal research and development efforts.
Intellectual Property Portfolio
We own the worldwide rights for Rhopressa® and Rocklatan®. We have patent protection for Rhopressa® and Rocklatan® in the United States and internationally through early 2034 and in Japan through 2037. Furthermore, we have filed for patent protection in the United States and internationally through 2037. In addition, through the acquisition of Avizorex Pharma S.L. (“Avizorex”) in 2019, we are the exclusive licensee through 2031 of issued U.S. patents providing patent protection for pharmaceutical compositions comprising AR-15512 and methods of its use for ophthalmic uses. The Avizorex acquisition also enabled us to be the exclusive licensee of pending foreign counterparts to the issued U.S. patents regarding AR-15512. Should these foreign counterparts issue, they will provide patent protection for pharmaceutical compositions in such jurisdictions comprising AR-15512 and methods of its use, including ophthalmic uses, through 2031. Furthermore, we have issued U.S. and Japanese patents that provide patent protection for our AR-1105 implant in the United States and Japan through 2036. We also have pending foreign counterparts of these issued patents that upon issuance will provide patent protection internationally through 2036. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions, methods of use, synthetic methods, medical devices and designs for implants. We have also filed patent applications in the United States and internationally covering our preclinical sustained-release implant AR-14034 SR. Upon issuance, such applications would provide protection for AR-14034 SR through 2040. These product candidate and preclinical implants utilize DSM Biomedical’s (“DSM”) polyesteramide polymer technology, for which we have obtained a worldwide exclusive license for all ophthalmic indications. Our patents covering Rhopressa® and Rocklatan® may be subject to validity and enforceability challenges by competitors who file ANDAs to obtain permission to market generic versions of Rhopressa® and/or Rocklatan®. Our competitors may file such ANDAs as of December 18, 2021, if the ANDA contains a certification of patent invalidity or non-infringement, also known as a Paragraph IV Certification.
Our Strategy
Our goal is to become a leader in the discovery, development and commercialization of first-in-class therapies for the treatment of patients with eye diseases including open-angle glaucoma, dry eye, DME and wet AMD. We believe Rhopressa® and Rocklatan® have the potential to address many of the unmet medical needs in the glaucoma market. The Phase 4 Multi-center Open-label Study (“MOST”) observed Rhopressa® efficacy in various real-world clinical settings, including as an adjunctive therapy and monotherapy. The results indicated positive IOP reduction in all settings along with a favorable tolerability profile. Rocklatan® has the potential of delivering a high level of efficacy and could over time become the preferred product of choice for newly diagnosed patients who may need maximal lowering of IOP and/ or as a “first switch” bottle-for-bottle replacement for patients who have not reached IOP target on a PGA. In addition, we believe there is an attractive commercial potential for AR-15512 in the dry eye market, and clinical implant AR-1105 and preclinical implant AR-14034 SR in the retinal disease market.
Key elements of our strategy are to:
•Grow the market share of Rhopressa® and Rocklatan® in the United States.
Our sales organization, along with the addition of a contract sales organization and telesales team, have driven consistent sales volumes growth since the launch of each product.
•Advance the development of Rhopressa® and Rocklatan® in jurisdictions outside the United States to regulatory approval and commercialize in Europe, Japan and other regions of the world.
We entered into the First Santen Agreement and Second Santen Agreement in October 2020 and December 2021, respectively, to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Europe, Japan, East Asia and certain other regions.
In Europe, Roclanda® (marketed as Rocklatan® in the United States) was granted a Centralised MA by the EC in January 2021. In April 2021, Roclanda® received marketing authorisation from the MHRA in Great Britain.
In Japan, we reported positive topline results for our Phase 3 clinical trial of netarsudil 0.02% in October 2021, the first of three expected Phase 3 clinical trials in Japan. For additional product and trial information see “—Our Products, Product Candidates and Pipeline” below.
We continue to evaluate our product candidates and pipeline for collaboration and licensing opportunities internationally.
•Supply all clinical and commercial ophthalmic products from the Athlone manufacturing plant for all markets in which we plan to commercialize, while maintaining our secondary suppliers.
We have a sterile fill production facility in Athlone, Ireland, for the production of our FDA approved products and clinical supplies with the intent of having the Athlone manufacturing plant supply our ophthalmic products in markets for which we receive regulatory approval and are commercialized. For additional information see “—Manufacturing” below. We expect that the Athlone manufacturing plant will have adequate capacity to produce for the markets included in the Santen Agreements, as needed, which include Europe, Japan, East Asia and certain other regions of the world.
•Expand our product candidate portfolio and pipeline through internal discovery efforts, research collaboration arrangements and in-licensing or acquisitions of additional product candidates, products or technologies.
We continue to seek to discover and develop new compounds in our research laboratories focused on ophthalmic opportunities. In addition, we may enter into additional research collaborations or license arrangements or commercialization partners or complete additional acquisitions to broaden our presence in ophthalmology, as we continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas.
With respect to research collaborations, in connection with entering into the Santen Agreements, we are collaborating with Santen on the clinical development and commercialization of Rhopressa® and Rocklatan® in Europe, Japan and other regions of the world. Through an asset acquisition, we acquired the clinical-stage dry eye product candidate AR-15512 from Avizorex, worldwide ophthalmic rights to a bio-erodible polymer technology from DSM and PRINT® implant manufacturing technology from Envisia Therapeutics (“Envisia”).
With respect to product candidates, we reported topline results of our Phase 2b clinical trial, named COMET-1, for AR-15512 in September 2021. We gained alignment with the FDA in the first quarter of 2022 on the results of the Phase 2b clinical trial and confirmed the design of the Phase 3 trials, which we currently expect to initiate in the second quarter of 2022. With respect to AR-1105, we successfully completed a large Phase 2 in July 2020 and received advice from regulatory agencies in both Europe and the United States regarding clinical and regulatory pathways for Phase 3 clinical trials. We are evaluating development options for Phase 3 trials. We are also working to advance our preclinical sustained-release retinal implant, AR-14034 SR, for which we anticipate filing an IND with the FDA in the second half of 2022.

•Continue to leverage and strengthen our intellectual property portfolio.
We believe we have a strong intellectual property position based upon issued patents and pending applications in the United States and internationally, including in Europe and Japan, relating to Rhopressa® and Rocklatan®. Regarding AR-15512, the Avizorex acquisition has provided us with patent protection in the United States through 2031, and we are pursuing international patent protection that upon issuance are expected to provide patent protection through 2031. We also continue to pursue efforts to strengthen our intellectual property portfolio regarding AR-14034 in the United States and internationally. Our intellectual property portfolio contains U.S. and foreign patents and pending U.S. and foreign patent applications related to composition of matter, pharmaceutical compositions, methods of use, synthetic methods, medical devices and designs.
Our Products, Product Candidates and Pipeline
Glaucoma Franchise
Our glaucoma franchise products consist of Rhopressa® and Rocklatan®.
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
Rhopressa® is competing primarily in the adjunctive therapy market, which represents approximately one-half of the U.S. glaucoma prescription market, which in aggregate totaled approximately 34 million prescriptions and 55 million units in 2020 according to IQVIA. Healthcare professionals most frequently prescribe Rhopressa® as a concomitant therapy to prostaglandins or non-prostaglandin analog (“PGA”) medications when additional IOP reduction is desired. We believe Rhopressa® is primarily competing with other non-PGA products, due to its targeting of the diseased TM, its demonstrated ability to reduce IOP at consistent levels across tested baselines, its preferred once-daily dosing relative to other currently marketed non-PGA products, and its favorable safety profile. Currently marketed therapies that are used adjunctively to PGAs are older generation products that are generally dosed between two and three times a day, have MOA(s) focused on reducing fluid production, often have lower efficacy levels and have systemic side effects. Rhopressa® provides eye-care professionals with a valuable alternative therapy to what has been historically available. We believe that Rhopressa® may also become a preferred therapy where PGAs are contraindicated, for patients who do not respond to PGAs and for patients who choose to avoid the cosmetic issues associated with PGA products. In November 2019, we released topline data from our Phase 4 MOST, which observed Rhopressa® efficacy in various real-world clinical settings, including as an adjunctive therapy and monotherapy. The results indicated positive IOP reduction in all settings along with a favorable tolerability profile.
Rocklatan®
Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, a commonly prescribed drug for the treatment of patients with open-angle glaucoma or ocular hypertension and was approved by the FDA in March 2019. Based on our clinical data, we believe that Rocklatan® has the potential to provide a greater IOP-reducing effect than any glaucoma medication currently marketed in the United States. We also believe that Rocklatan® is suitable for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite using currently available therapies.

U.S. Commercialization of the Glaucoma Franchise
Rhopressa®
We launched Rhopressa® in the United States in April 2018. It is being sold to national and regional U.S. pharmaceutical distributors, and patients have access to Rhopressa® through pharmacies across the United States. We have obtained broad formulary coverage for Rhopressa® for the lives covered under commercial and Medicare Part D plans.
Rocklatan®
We launched Rocklatan® in the United States in May 2019. Rocklatan® is now being sold to national and regional U.S. pharmaceutical distributors, and patients have access to Rocklatan® through pharmacies across the United States. We have obtained broad formulary coverage for Rocklatan® for the lives covered under commercial and Medicare Part D plans.
Efforts Outside the United States
Santen Collaboration and License Agreements
As discussed in “—Overview” above, we entered into the First Santen Agreement and Second Santen Agreement in October 2020 and December 2021, respectively, to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Europe, Japan and other regions of the world. See Note 3 to our consolidated financial statements included elsewhere in this report for more information.
Rhopressa®
In Europe, the EC granted a Centralised MA for Rhokiinsa® in November 2019.
In Japan, we initiated the first Rhopressa® Phase 3 clinical trial in Japan in the fourth quarter of 2020. We expect to have three Phase 3 clinical trials, two of which will be 28-day trials and one of which will be a 12-month safety trial.
We reported positive topline results for our Phase 3 clinical trial of netarsudil 0.02% in October 2021, the first of three expected Phase 3 clinical trials in Japan. The results evaluated netarsudil 0.02% versus ripasudil 0.4% and showed that netarsudil 0.02% once daily was superior to ripasudil 0.4% twice daily in lowering IOP after four weeks (p<0.0001), the primary endpoint of the study. The medications were safe and well tolerated. The most common treatment emergent adverse event was conjunctival hyperemia, which is treatable. A second, confirmatory Phase 3 study, required for approval in Japan, is underway. Santen is taking the lead on next steps in preparation for registration in Japan. Clinical trials for Rocklatan® have not yet begun.
Rocklatan®
In Europe, Roclanda® was granted a Centralised MA by the EC in January 2021. Since Roclanda® is a fixed-dose combination product that includes Rhokiinsa®, the marketing authorisation application (“MAA”) submission for Roclanda® was predicated on the receipt of a Centralised MA for Rhokiinsa®, which the EC granted in November 2019. In April 2021, Roclanda® received marketing authorisation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in Great Britain. In Japan, clinical trials for Rocklatan® have not yet begun.
According to IQVIA, it is estimated that the European glaucoma market for the five largest European national markets represented approximately $950 million in sales with 98 million units in 2020, compared to approximately 55 million units in the United States.
Product Candidates and Pipeline Opportunities
We obtained the clinical-stage dry eye product candidate AVX-012 (now named AR-15512) through the acquisition of Avizorex in late 2019. Furthermore, we have also acquired worldwide ophthalmic rights to a bio-erodible polymer technology from DSM and PRINT® implant manufacturing technology, which is a proprietary technology capable of creating precisely-engineered sustained-release products utilizing fully-scalable manufacturing processes, from Envisia. Using these technologies, we have created a sustained-release ophthalmology platform and are currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-14034 SR, and in the future we believe this technology may be useful as we explore additional sustained-release applications.

AR-15512 (TRPM8 receptor)
In December 2019, we acquired Avizorex, a Spanish ophthalmic pharmaceutical company developing therapeutics for the treatment of dry eye disease. Avizorex completed a Phase 2a study in dry eye subjects in 2019 for its lead product candidate AVX-012 (now named AR-15512). The active ingredient in AR-15512 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates tear production and blink rate. In addition, activating the TRPM8 receptor may reduce ocular discomfort by promoting a cooling sensation. By stimulating these processes in a physiological manner, TRPM8 agonists have the potential to restore tear film stability and reduce discomfort in patients with dry eye. The IND for AR-15512 became effective in September 2020, allowing us to initiate clinical studies in the treatment of dry eye. Positive results from the Phase 2a study support the therapeutic potential of AR-15512 to treat signs and symptoms of dry eye. In September 2021, we reported topline results of our Phase 2b clinical trial, named COMET-1, for AR-15512. We completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%) in a 90-day trial with 369 subjects. The COMET-1 clinical study achieved statistical significance for multiple and validated pre-specified signs and symptoms. The greatest efficacy was demonstrated with the higher concentration 0.003% formulation, which we plan to advance to Phase 3 studies. The COMET-1 study showed statistically significant improvements in signs for tear production, conjunctival redness and ocular surface staining. The study also achieved statistical significance for improvement in symptoms based on Ocular Discomfort, SANDE and Eye Dryness. Efficacy was observed in both sign and symptoms as early as Day 14 and continued improvement in symptoms through Day 84. Both formulations of AR-15512 were safe and well-tolerated. The study did not achieve statistical significance at the pre-determined primary endpoints at Day 28. There were no serious or systemic adverse events related to study medication. Of the ocular adverse events, 95% were rated as mild. We gained alignment with the FDA in the first quarter of 2022 on the results of the Phase 2b clinical trial and confirmed the design of the Phase 3 trials, which we currently expect to initiate in the second quarter of 2022.
AR-1105 Implant (dexamethasone steroid)
In October 2017, we acquired the rights to use PRINT® technology in ophthalmology and certain other assets from Envisia. In addition, we acquired Envisia’s intellectual property rights relating to a preclinical dexamethasone steroid implant using a biodegradable polymer-based drug delivery system that is comprised of a blend of different polymers and PRINT® technology for the potential treatment of macular edema due to retinal vein occlusion (“RVO”) and diabetic retinopathy (“DR”), which we refer to as AR-1105. We submitted the IND for AR-1105 in December 2018 and the IND became effective in January 2019. We initiated a Phase 2 clinical trial of AR-1105 in patients with macular edema due to RVO during March 2019 and completed enrollment in October 2019. In July 2020, we reported topline results of the Phase 2 clinical trial for AR-1105 indicating sustained efficacy of up to six months, an important achievement in validating the potential capabilities of our sustained-release platform.
We have received advice from regulatory agencies in both Europe and the United States regarding clinical and regulatory pathways for Phase 3 clinical trials. We are evaluating development options for Phase 3 trials. According to IQVIA, while the market for retinal diseases therapeutics totaled nearly $7 billion in the United States and $4 billion in Europe in 2020, the injectable steroid market component, which is a smaller subset of the larger market, is currently estimated to be higher in Europe than in the United States. We believe AR-1105, with the six-month sustained-release efficacy profile demonstrated in the Phase 2 data, may be able to further expand the injectable steroid market in both the United States and Europe. The closest competitive product currently generates approximately $100 million in annual net sales in the United States and $300 million in Europe and generally in practice is injected once every two to three months. We believe that the commercial prospects for AR-1105 are attractive and as a result, we expect to develop this product candidate preferably with a partner who has a major strategic interest in Europe and in other select large geographies.
AR-14034 SR Implant (pan-VEGF receptor inhibitor)
The active ingredient in our preclinical AR-14034 sustained-release implant is axitinib, a small molecule kinase inhibitor of vascular endothelial growth factor (“VEGF”) receptors. Axitinib is currently approved by the FDA in the United States for the treatment of renal cell carcinoma. AR-14034 SR may have the potential to treat wet AMD, DME and other diseases of the retina. Unlike the anti-VEGF products currently approved for wet AMD and DME that inhibit only one or two of the four known VEGFs, studies have shown axitinib inhibits signaling from all four VEGFs by inhibiting all known VEGF receptors. Based on preclinical data, axitinib has been shown to inhibit choroidal neovascularization and to reduce vessel leakage in preclinical models of wet AMD and DME. Axitinib has been formulated with a proprietary blend of polymers to produce an injectable, bioerodible implant that, based on preclinical data, has the potential to sustain effective retinal drug concentrations for up to 12 months following a single intravitreal injection in patients.
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
Other Product Candidates and Pipeline
Our owned small molecule, AR-13503, is a ROCK and Protein kinase C inhibitor and is the active ingredient in our AR-13503 sustained-release implant. AR-13503 SR has potential for the treatment of DME, wet AMD and other diseases of the retina. The IND for AR-13503 SR became effective in April 2019, allowing us to initiate human studies in the treatment of wet AMD and DME. We initiated a first-in-human clinical safety study for AR-13503 SR in the third quarter of 2019, which is currently ongoing. At this time, we have placed the development on hold pending our assessment of capital allocation of our portfolio.
We are also developing AR-6121, a preclinical ROCK inhibitor-linked-steroid, which is a proprietary class of potent ocular corticosteroids linked to ROCK inhibitors. AR-6121 has the potential to leverage the anti-fibrotic and IOP-lowering activities of ROCK inhibitors to generate potent steroid effects with an improved safety profile. AR-6121 has the potential to meet an unmet need for effective and safer steroid treatment, specifically those that do not cause an increase in IOP or cataract formation. We have placed the development of AR-6121 on hold pending our assessment of the overall unmet medical need in the market, the commercial opportunity and capital allocation of our portfolio.
Pipeline Opportunities
We continue to leverage the use of the PRINT® technology platform to evaluate the sustained-release of additional small molecule therapies for other ophthalmic indications. We commenced operation of our current cGMP-validated manufacturing facility for production of ophthalmic implants using PRINT® technology in our Durham, North Carolina, research facility in October 2018.
We may continue to enter into research collaboration arrangements, license, acquire or develop additional product candidates and technologies to broaden our presence in ophthalmology, and we continually explore and discuss potential additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners and on our own.
We own over 4,000 ROCK inhibitor molecules that provide a basis for further research and development opportunities. We discovered and developed the active ingredient in Rhopressa® and Rocklatan® and netarsudil internally through a rational drug design approach that coupled medicinal chemistry with high content screening of compounds in proprietary cell-based assays. We selected and formulated netarsudil for preclinical in vivo testing following a detailed characterization of over 3,000 synthesized ROCK inhibitors, a number that has since grown to approximately 4,000. We evaluate this library on an ongoing basis for additional development opportunities. Early-stage evaluations of these molecules are underway for other ophthalmic indications. We continue to evaluate external business development opportunities to provide access to technologies developed outside of Aerie to complement our internal research and development efforts, and to identify partners for possible new product development.
Status, Achievements and Regulatory Approvals
The following table summarizes each of our current products and product candidates, their MOA(s) and their status.

Region	Name and Mechanism	Key Dates	Status

Glaucoma Franchise
United States	(ROCK inhibitor)(1)	April 2018 Commercial Launch	Marketed Product

Region	Name and Mechanism	Key Dates	Status
United States	(ROCK inhibitor and latanoprost, a PGA)(1)	May 2019 Commercial Launch	Marketed Product
Europe and Other Regions	Rhokiinsa® (ROCK inhibitor)(1)	December 2021
Executed the second collaboration agreement with Santen SA for the development and commercialization of Rhopressa® and Rocklatan® in Europe, China, India, the Middle East, CIS, Africa, parts of Latin America and the Oceania countries

Roclanda® (ROCK inhibitor and latanoprost, a PGA)(1)
Europe	Rhokiinsa® (ROCK inhibitor)(1)	November 2019	Centralised MA granted by the EC
Europe	Roclanda® (ROCK inhibitor and latanoprost, a PGA)(1)	April 2021	Marketing authority granted by MHRA
		January 2021	Centralised MA granted by the EC
Japan and Other Countries in East Asia	Rhopressa® (ROCK inhibitor)(1)	October 2020	Executed the initial collaboration and license agreement with Santen Pharmaceuticals for the development and commercialization of Rhopressa® and Rocklatan® in Japan and in East Asia
Rocklatan® (ROCK inhibitor and latanoprost, a PGA)(1)
Japan and Other Countries in East Asia	Rhopressa® (ROCK inhibitor)(1)	October 2021	Reported positive topline results for the Phase 3 clinical trial, the first of three expected clinical trials in Japan

Glaucoma Manufacturing
Athlone, Ireland Manufacturing Plant	Rhopressa® (ROCK inhibitor)(1)	Fourth quarter of 2022	Expect to commence shipments of Rhopressa® to Santen pursuant to the Second Santen Agreement for its sales to third parties in early 2023
Athlone, Ireland Manufacturing Plant	Rhopressa® (ROCK inhibitor)(1)	Fourth quarter of 2020	Shipments of commercial supply to the United States commenced
		Third quarter of 2020	Manufactured clinical supplies of Rhopressa® for the upcoming Phase 3 clinical trials in Japan
		September 2020	Received FDA approval for production for commercial distribution in the United States.

Region	Name and Mechanism	Key Dates	Status
Athlone, Ireland Manufacturing Plant	Rocklatan® (ROCK inhibitor and latanoprost, a PGA)(1)	Third quarter of 2020	Shipments of commercial supply to the United States commenced
		January 2020	Received FDA approval for production for commercial distribution in the United States

Product Candidates and Pipeline
United States	AR-15512 (TRPM8 agonist)(2)	First quarter of 2022	Gained alignment with FDA on the results of the Phase 2b clinical trial and confirmed the design of the Phase 3 trials, which we currently expect to initiate in the second quarter of 2022
		September 2021	Reported topline results for Phase 2b clinical trial, named COMET-1
United States	AR-1105 implant (dexamethasone steroid)(3)	July 2020	Completed and reported topline results for Phase 2 clinical trial in patients with macular edema due to RVO, indicating 6-month efficacy. Currently evaluating Phase 3 development options as well as partnership opportunities.
United States	AR-14034 SR implant (pan-VEGF-R inhibitor)(1)	Second half of 2022	Anticipate filing of an IND for preclinical AR-14034 SR to potentially allow initiation of human studies in the treatment of wet AMD and DME
(1)Wholly-owned
(2)Wholly-owned; acquired from Avizorex
(3)Wholly-owned; acquired from Envisia
Glaucoma Overview
Glaucoma Market Overview
Glaucoma is one of the largest segments in the global ophthalmic market. In 2020, branded and generic glaucoma product sales were estimated to be approximately $4.8 billion in the United States, the top five national markets in Europe and Japan in aggregate, according to IQVIA. Prescription volume in 2020 for glaucoma products in the United States alone was 34 million, representing 55 million bottles, and is expected to grow, driven in large part by the aging population.
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
Once glaucoma develops, it is a chronic condition that requires life-long treatment. The initial treatment for glaucoma patients is typically the use of prescription eye drops. PGAs have become the most widely prescribed glaucoma drug class. The current most frequently prescribed PGA is once-daily latanoprost. The most commonly prescribed non-PGA drugs belong to the beta blocker class. The most frequently prescribed beta blocker is twice-daily timolol. Other non-PGA drug classes include the alpha agonists and carbonic anhydrase inhibitors. When PGA monotherapy is insufficient to control IOP or contraindicated due to concerns about side effects, non-PGA products are used either as add-on therapy to the PGA or as an alternative monotherapy. It is estimated that up to 50% of glaucoma patients receiving PGA monotherapy require add-on therapy within two years of initial prescription of such PGA monotherapy to maintain adequate control of IOP.
We believe there are significant unmet needs in the glaucoma market evidenced by the degree to which multiple therapies are used to treat patients with the disease. From this, we believe that eye-care professionals are eager for new therapy choices. This belief is supported by the sales volume growth in the United States for both Rhopressa® and Rocklatan® since their respective launch dates. PGAs have side effects, contraindications and reduced efficacy in patients with low to moderately elevated IOPs relative to patients with higher IOPs. Other currently marketed non-PGAs are less efficacious than PGAs, have more serious and a greater number of side effects and contraindications, and require multiple daily doses. As a result, we believe there is a significant unmet need in both the PGA and non-PGA market segments, each of which represents approximately one-half of the U.S. and European glaucoma market based on prescription volumes, according to IQVIA. Despite the limitations of existing glaucoma drugs, Xalatan® (latanoprost), the best-selling PGA, together with Xalacom®, its fixed-dose combination with a beta blocker, which is not available in the United States, generated peak annual global revenues of approximately $1.7 billion prior to the introduction of their generic equivalents, and the most commonly prescribed non-PGA drugs each generated peak annual global revenues of over $400 million prior to the introduction of their generic equivalents. Rhopressa® is the first of a new class of glaucoma drug products and may be prescribed by eye-care professionals as a primary therapy or as a preferred adjunctive therapy for patients taking PGA. It has demonstrated IOP-reducing ability, more convenient dosing and a better tolerability profile compared to other currently marketed non-PGA adjunctive products. Based on our clinical data, we believe that Rocklatan®, a fixed-dose combination of Rhopressa® and latanoprost, has the potential to provide a greater IOP-reducing effect than any glaucoma medication currently marketed in the United States. We also believe that Rocklatan® is suitable for patients requiring maximal IOP reduction, including those with higher IOPs and those who present with significant disease progression despite use of currently available therapies.
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

Dry Eye Overview
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
The U.S. dry eye disease market was estimated to be approximately $1.6 billion in 2020, according to third-party sources and internal estimates. It is estimated that there are approximately 30 million dry eye sufferers in the United States with approximately 10 percent currently being treated. Currently marketed prescription products often lack efficacy and also have a significant number of treatment burdens, including significant instillation site discomfort, delayed onset of efficacy up to twelve weeks, taste altering effects. As a result of the foregoing, these products also have relatively low persistence rates. We believe that the dry eye space remains a very large and underserved market. These unmet needs generated our interest in proceeding with the acquisition of Avizorex, a Spanish ophthalmic pharmaceutical company developing therapeutics for the treatment of dry eye disease. AR-15512 has a novel MOA whereby corneal TRPM8 receptors are modulated, improving signs of dry eye by stimulating basal tear production, and symptoms of dry eye by providing a cooling sensation upon instillation.
Retinal Diseases Overview
The U.S. market for wet AMD, DR and RVO was estimated to be approximately $6.9 billion in 2020, according to IQVIA. AMD is the leading cause of irreversible vision loss in individuals over 50 years of age in developed countries. Clinically, it manifests in two forms: wet AMD and dry AMD. Wet AMD is responsible for a rapid and substantial vision decline characterized by abnormal growth and leakage of blood vessels that breaks through the Bruch’s membrane into the subretinal pigment epithelium space and/or the subretinal space, leading to exudation, hemorrhage, retinal edema, pigment epithelial detachment and fibrous scarring.
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

Competition
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our experience and scientific knowledge provide us with competitive advantages, we face competition from larger established branded and generic pharmaceutical companies such as Bausch Health Companies Inc., Novartis International AG (including its subsidiary Sandoz), Alcon Inc., AbbVie Inc., Teva Pharmaceutical Industries Ltd. and smaller biotechnology and pharmaceutical companies as well as from academic institutions, government agencies and private and public research institutions, any of whom may in the future develop products or technologies to treat glaucoma or other diseases of the eye. Products that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of Rhopressa® and Rocklatan®, are likely to be efficacy and their respective MOA(s), safety, convenience, price, tolerability and the availability of reimbursement from government and other third-party payers. In addition, our segment of the industry is highly competitive and is currently dominated by generic drugs, such as latanoprost and timolol, in the case of glaucoma treatment, and additional products are expected to become available on a generic basis over the coming years. Our ability to compete may be affected because in many cases insurers or other third-party payers encourage the use of generic products. Further, surgical advances, including devices and implants designed to reduce IOP, may have a longer-term effect on the glaucoma eye drop market. We currently expect to compete directly against companies producing existing and future glaucoma treatment products. The most commonly approved classes of eye drops to reduce IOP in glaucoma are discussed below:
PGA Drug Class
•PGAs. Most PGAs are once-daily dosed eye drops generally prescribed as the initial drug to reduce IOP by increasing fluid outflow through the eye’s secondary drain. PGAs represent approximately one-half of the U.S. and European prescription volume for the treatment of glaucoma.
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
Non-PGA Drug Class
•Beta Blockers. Beta blockers, most commonly prescribed as drugs to treat hypertension, are also prescribed for glaucoma. With their MOA designed to inhibit aqueous production, are one of the oldest approved drugs for the reduction of IOP. The most commonly used drug in this class is timolol. Beta blockers are less effective than PGAs in terms of IOP reduction and are typically used twice daily. Beta blockers are the most used non-PGA drug. They are used as an initially prescribed monotherapy and as an adjunctive therapy to PGAs when the efficacy of PGAs is insufficient. Beta blocker eye drops have contraindications in their label as a result of potential systemic exposures from the topical application of the eye drops potentially leading to cardio-pulmonary events such as bronchospasm, arrhythmia and heart failure.
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
Despite their modest efficacy, safety and tolerability profiles, the requirement for two to three doses per day, and the fact that they do not target the diseased tissue in glaucoma, beta blocker, carbonic anhydrase inhibitor and alpha agonist products account for up to one-half of the total prescription volume for the treatment of glaucoma based on historical prescription patterns. This is driven by the PGA products not being sufficiently effective as monotherapy for up to half of all glaucoma patients. Fixed-dose combination glaucoma products are also currently marketed in the United States, including Cosopt®, the combination of a beta blocker with a carbonic anhydrase inhibitor, and Combigan®, the combination of a beta blocker with an alpha agonist. There are no fixed-dose combinations of PGAs with other glaucoma drugs currently available in the United States.
New eye drops for the treatment of glaucoma continue to be developed by our competitors. The following table outlines publicly disclosed development programs for the treatment of glaucoma of which we are aware:

New MOA(s)
Brand	MOA / Dosing	Status
Rhopressa®	ROCK inhibitor (qd)	United States: Marketed; launched in April 2018 Europe: Centralised MA granted in November 2019 Japan: Phase 3
Rocklatan®	ROCK inhibitor + PGA (qd)	United States: Marketed; launched in May 2019 Europe: Centralised MA granted in January 2021

New PGAs(1)
Brand	MOA / Dosing	Status
Vyzulta® (Bausch)	NO donating latanoprost (qd)	United States: Marketed
XelprosTM (Sun)	Latanoprost, without BAK (qd)	United States: Marketed
DE-117 (Santen)	EP2 agonist (qd)	United States: NDA filed Japan: launched in November 2018
DE-126 (Santen)	FP/EP3 agonist (qd)	United States and Europe: Phase 2 Japan: Phase 2b
NCX-470 (Nicox)	NO donating bimatoprost (qd)	United States: Phase 3
(1)Not usable as add-on therapy to current PGAs.
Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Early-stage companies are also developing treatments for open-angle glaucoma, dry eye and retinal diseases and may prove to be significant competitors. We expect that our competitors will continue to develop new treatments for open-angle glaucoma, dry eye and retinal diseases, which may include eye drops, oral treatments, surgical procedures, implantable devices or laser treatments. Alternative treatments beyond eye drops continue to develop.
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

Sales and Marketing
We have commercialized Rhopressa® and Rocklatan® in the United States with our own focused, specialized sales force. Our commercial team responsible for the sales of Rhopressa® and Rocklatan® includes approximately 100 sales representatives targeting select eye-care professionals throughout the United States.
We have obtained broad formulary coverage for the lives covered for our glaucoma franchise products under commercial plans and Medicare Part D plans. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
Outside of the United States, we have a development and commercialization partner for Europe, Japan, East Asia and certain other regions of the world.
Major Customers
For the year ended December 31, 2021, a significant percentage of our sales of Rhopressa® were to three large wholesale drug distributors. Sales to McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation accounted for 36.9%, 31.0% and 30.9% of total revenues, respectively, for the year then ended.
Manufacturing
We currently rely on our manufacturing plant in Athlone, Ireland and our contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan®, as well as our third-party manufacturers to produce the active pharmaceutical ingredient (“API”). We are likely to continue to rely on a combination of internal manufacturing and third-party manufacturers for our current and future product candidates.
The commercial production of the final drug product is supported by a combination of internal and outsourced manufacturing. In early 2019, we completed the build-out of our manufacturing plant in Athlone, Ireland for commercial production of Rocklatan® and Rhopressa®. In January 2020, we received FDA approval to produce Rocklatan® at the Athlone manufacturing plant for commercial distribution in the United States. The manufacturing plant began production of commercial supplies of Rocklatan® during the first quarter of 2020. Shipments of commercial supply of Rocklatan® from the Athlone manufacturing plant to the United States commenced in the third quarter of 2020. We received FDA approval to produce Rhopressa® at the Athlone manufacturing plant in September 2020. Shipments of commercial supply of Rhopressa® from the Athlone manufacturing plant to the United States commenced in the fourth quarter of 2020. The Athlone manufacturing plant manufactures most of our ongoing needs for Rhopressa® and Rocklatan® in the United States. In addition, it also manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan as well as registration batches to support product approval in Japan. We expect to commence shipments of Rhopressa® to Santen pursuant to the Second Santen Agreement in the fourth quarter of 2022 for its sales to third parties in early 2023.
As the Athlone manufacturing plant commenced operations in early 2020, it has not reached full capacity. We expect the Athlone manufacturing plant will have adequate capacity to produce for the markets included in the Santen Agreements, as needed, which include Europe, Japan, East Asia and certain other regions of the world, if approved for commercial distribution in those markets. We may continue to use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States, but at reduced levels as a result of the Athlone manufacturing plant commencing manufacturing operations.
In addition to our current contract manufacturers, we obtained FDA approval for an additional Rhopressa® drug product contract manufacturer, which began to supply commercial product in 2019. Further, we obtained FDA approval for an additional API contract manufacturer, which began to supply commercial API in 2019. We also received FDA approval of an additional Rocklatan® drug product contract manufacturer, which began to supply commercial product in the first quarter of 2020. Latanoprost, used in the manufacture of Rocklatan®, is available in commercial quantities from multiple reputable third-party manufacturers.
We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.
As demand for Athlone-sourced products grows, we may need to continue to use products sourced from our contract manufacturers. We need to continue to hire and train qualified employees to staff this facility. The management and operation of a pharmaceutical manufacturing facility requires the implementation and development of procedures that are compliant with the quality and other regulations dictated by regulatory authorities in the jurisdictions for which product is produced. Failure to maintain such compliance could cause us to experience delays in production, reputational harm and could negatively affect our commercial operations.
Intellectual Property
We own the worldwide rights to all indications for Rhopressa® and Rocklatan®. We have obtained patent protection for Rhopressa® and Rocklatan® (patent protection for Rocklatan® includes patent protection we have secured for Rhopressa®), in the United States and foreign jurisdictions, including in, but not limited to, Europe and Asia, and will seek and are seeking patent protection in additional foreign jurisdictions from time to time as we deem appropriate. We intend to maintain and defend our patent rights to protect our technology, inventions, processes, designs and improvements that are commercially important to the development of our business. Our commercial success depends on the viability of our existing, future developed or future acquired intellectual property to be useful to provide protection to our products and also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, see “Risk Factors—Risks Related to Intellectual Property.”
Our intellectual property portfolio consists of patents and pending patent applications related to the compositions of matter, pharmaceutical compositions, methods of use, synthetic methods, medical devices and designs. We have patent protection for Rhopressa® and Rocklatan® in the United States through early 2034. Additionally, we hold patents for composition of matter, pharmaceutical compositions and methods of use in certain foreign jurisdictions for Rhopressa® and Rocklatan® through 2034. We have obtained patent protection for Rhopressa® and Rocklatan® in Japan through 2037 and have filed for patent protection in the United States and internationally through 2037.
With respect to our product candidates, through the acquisition of Avizorex, we are the exclusive licensee through 2031 of issued U.S. patents providing patent protection for pharmaceutical compositions comprising AR-15512 (previously named AVX-012) and methods of its use, including ophthalmic uses. The Avizorex acquisition also enabled us to be the exclusive licensee of pending foreign counterparts to the issued U.S. patents regarding AR-15512. Should these foreign counterparts issue such patents, they will provide patent protection for pharmaceutical compositions comprising AR-15512 and methods of its use, including ophthalmic uses, in such jurisdictions through 2031. Furthermore, we have issued patents in the United States and Japan that provide patent protection for our AR-1105 implant in such countries through 2036. We have foreign counterparts of these issued patents that upon issuance will provide patent protection internationally through 2036. We have also filed patent applications in the United States and internationally covering our preclinical sustained-release implant AR-14034 SR. Upon issuance, such applications would provide protection for AR-14034 SR through 2040. These product candidate and preclinical implants utilize DSM’s polyesteramide polymer technology, for which Aerie has obtained a worldwide exclusive license for all ophthalmic indications.
We also hold patents and have pending patent applications for other ROCK inhibitor molecules.

The following table summarizes the status of our patent portfolio as of December 31, 2021 setting forth the number of existing issued patents and pending patent applications, as well as their respective estimated expiration date ranges:

Country	Number of Issued Patents	Number of Pending Patents	Estimated Expiration Date Range
United States	56	25	2026 - 2041
Australia	15	12	2026 - 2041
Brazil	0	7	2036 - 2041
Canada	5	12	2026 - 2041
China	2	8	2034 - 2041
Europe	70(1)	14	2026 - 2041(1)
Hong Kong	2	9	2030 - 2041
India	0	5	2035 - 2041
Japan	9	16	2026 - 2041
Mexico	0	5	2026 - 2041
Patent Cooperation Treaty	0	11	2021 - 2023
Singapore	1	2	2036 - 2038
South Korea	0	8	2035 - 2040
Israel	0	1	2039
Total	160	135
(1) Includes patent protection in Belgium (3 issued patents), France (10 issued patents), Germany (11 issued patents), Great Britain (10 issued patents), Ireland (2 issued patents), Italy (9 issued patents), Netherlands (6 issued patents), Spain (14 issued patents) and Switzerland (5 issued patents). Our issued European Patent EP3461484 is presently the subject of an opposition proceeding in the European Patent Office.
Our patents covering Rhopressa® and Rocklatan® may be subject to validity and enforceability challenges by competitors who file ANDAs to obtain permission to market generic versions of Rhopressa® and/or Rocklatan®. Our competitors may file such ANDAs as of December 18, 2021, if the ANDA contains a certification of patent invalidity or noninfringement, also known as a Paragraph IV Certification.
Aerie®, Rhopressa®, Rocklatan®, Rhokiinsa® and Roclanda® are registered trademarks of ours in the United States, Japan and numerous international jurisdictions. We also have other pending trademark applications and registered trademarks in the United States and foreign jurisdictions.
Regulatory Matters
FDA Regulation and Marketing Approval
In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”) and related regulations. The FDA and other federal, state and local entities regulate research and clinical development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, post- approval monitoring, advertising, promotion, sampling and import and export of our products. Prescription drugs must be approved by the FDA through the New Drug Application (“NDA”) process before they may be legally marketed in the United States. See “—The NDA Approval Process” below.
Prescription drugs are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions, including FDA holds on clinical trials, FDA refusal to approve pending applications or related supplements, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, restitution, disgorgement, civil penalties or criminal prosecution.
Regulation of Combination Products
Combination products are defined by the FDA as products composed of two or more regulated components (e.g., a biologic and/or drug and a device). Biologics and drugs and devices each have their own regulatory requirements, and combination products may have additional requirements. As a result of litigation on the question of how the FDA regulates certain products, the FDA has recently taken the position that ophthalmic products in dispensers previously regulated as drugs will be classified as drug-led drug-device combination products. This would apply to approved products as well as products in development.
INDs and Clinical Trials
Prior to commencing the first clinical trial of an investigational drug, a sponsor must submit an initial IND to the FDA, which contains the results of preclinical tests along with other information, such as information about product chemistry, manufacturing and controls and a proposed protocol. Absent FDA rejection, the IND automatically becomes effective 30 days after receipt by the FDA. Further, an independent institutional review board (“IRB”) for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. Each trial subject must also provide informed consent. Regulatory authorities, including the FDA, an IRB, a data safety monitoring board or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk or that the clinical trial is not being conducted in accordance with FDA requirements. The sponsor must make a separate submission to the existing IND for each successive clinical trial to be conducted during product development.
Human clinical trials are typically conducted in sequential phases that may overlap:
•Phase 1—studies involve the initial introduction of the drug to healthy human subjects or patients to assess for safety, dosage tolerance, absorption, metabolism, distribution and excretion, and, possibly, early evidence of effectiveness.
•Phase 2—trials are conducted in a limited number of patients in the target population to identify possible adverse effects and safety risks, to evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3—registration trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical trial sites. They are performed to establish the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product labeling and approval by the FDA. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug.
All clinical trials must be conducted in accordance with FDA regulations, Good Clinical Practices (“GCP”) requirements and their protocols in order for the data to be considered reliable for regulatory purposes.
An investigational drug product that is a combination of two different drugs in the same dosage form must comply with an additional rule that requires that each component make a contribution to the claimed effects of the drug product. This typically requires larger studies that test the drug against each of its components. In addition, typically, if a drug product is intended to treat a chronic disease, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more.
Disclosure of Clinical Trial Information
With limited exceptions, the FDA requires companies to register both pre-approval and post-approval clinical trials and disclose information about the product, patient population, phase of investigation, study sites and investigators, and the clinical trial results in public databases.
The NDA Approval Process
In order to obtain approval to market a drug in the United States, an NDA must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment unless a waiver or exemption applies. The application must include all relevant data available from pertinent nonclinical, preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things.
An NDA must also contain data to assess the safety and effectiveness of the product for the claimed indication in all relevant pediatric populations, but the FDA may grant deferrals or full or partial waivers for submission of pediatric data. If the FDA determines that the NDA is sufficiently complete for substantive review, it will file the NDA. The FDA has agreed to specific performance goals on the review of NDAs and seeks to review standard NDAs in 12 months from submission of the NDA. The review process may be extended by the FDA for three additional months to consider certain late submitted information or information intended to clarify information already provided in the submission. After the FDA completes its initial review of an NDA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the NDA will not be approved in its current form and inform the sponsor of the deficiencies that must be resolved before the application can be approved. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions.
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
The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 trials may be made a condition to be satisfied for continuing drug approval. In addition, the FDA has express statutory authority to require sponsors to conduct post-marketing trials to specifically address safety issues identified by the agency after approval. The FDA has recently taken the position that under this authority it can require studies with efficacy endpoints in certain circumstances.
The FDA also has authority to require a Risk Evaluation and Mitigation Strategy (“REMS”) from manufacturers to ensure that the benefits of a drug outweigh its risks. Based on statutory standards, elements of a REMS may include “dear doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The need for REMS is determined, and the elements are negotiated, as part of the review of the NDA approval. Once adopted, REMS are subject to periodic assessment and modification.
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
Orange Book Listing
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product. Upon approval of a drug, each of the patents identified in the application for the drug are then published in the FDA’s Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.
The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a Section VIII statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA will not be approved until all the listed patents claiming the referenced product have expired.
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
Post-Marketing Requirements
Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, who may or may not grant approval or may include in a lengthy review process.
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
The FDA regulates prescription drug promotion, including direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.
Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (“PDMA”), a part of the FDCA. In addition, Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act (“DSCSA”), imposes new “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain.
The FDA regulations require that an approved drug product be manufactured in specific facilities and in accordance with cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such product or may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, the applicant under an approved NDA is subject to a substantial annual program fee.
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
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans operated by private entities under contract with CMS, which will provide coverage of outpatient prescription drugs. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee as well as by CMS. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive regulatory approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-government payers.
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
As noted above, in the United States, we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the Federal Anti-Kickback Statute, the Federal False Claims Act, and other state and federal laws and regulations. The Federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices and/or our future relationships with eye-care professionals might be challenged under anti-kickback laws, which could harm us. Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we have developed a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject.
The Federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payers, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the Federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties currently between $11,803 and $23,607 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the Federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the Federal False Claims Act and certain states have enacted laws modeled after the Federal False Claims Act.
There are also an increasing number of state laws with requirements for manufacturers and/or marketers of pharmaceutical products. Some states require the reporting of expenses relating to the marketing and promotion of drug products and the reporting of gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the reporting of certain pricing information, including information pertaining to and justification of price increases. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed in “—Patient Protection and Affordable Care Act” below, a similar federal requirement requires manufacturers to track and report to the federal government certain payments made to physicians, physician assistants, certain types of advanced practice nurses, and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.
Numerous U.S. federal and state laws, including state security breach notification laws, state health information privacy laws and U.S. federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information, are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, which imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” such as independent contractors or agents of covered entities that receive or obtain protected health information while providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates. In addition, HITECH also gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing these actions. As a result of HIPAA, we could be subject to criminal penalties if we obtain and/or disclose individually identifiable health information from a HIPAA-covered entity, including healthcare providers, in a manner that is not authorized or permitted by HIPAA. In addition, many U.S. states and foreign governments have enacted comparable laws addressing the privacy and security of health information, such as the General Data Protection Regulation (the “GDPR”) enacted by the European Union, some of which are more stringent than HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to disrupt our operations, including recently enacted laws in a majority of states requiring security breach notification. If there are any violations of these laws, we could face significant administrative and monetary sanctions as well as reputational damage, which may have a material adverse effect on our business.
The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, exclusion of company products from coverage under federal health care programs, or refusal to allow a firm to enter into supply contracts, including government contracts.
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
Government Programs for Marketed Drugs
Medicaid, the 340B Drug Pricing Program, and Medicare
Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For innovator products, that is, drugs that are marketed under approved NDAs, the basic rebate amount is the greater of 23.1% of the average manufacturer price (“AMP”) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental entities. Innovator products are also subject to an additional rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. To date, the rebate amount for a drug has been capped at 100% of the AMP; however, effective January 1, 2024, this cap will be eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug. For non-innovator products, generally generic drugs marketed under approved abbreviated new drug applications, the basic rebate amount is 13% of the AMP for the quarter. Non-innovator products are also subject to an additional rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non-innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013).The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain federally funded clinics and safety net hospitals no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers are required to report pricing information to the Health Resources and Services Administration (“HRSA”) on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity.
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
Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D beneficiaries once had a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare did not cover their prescription drug costs, known as the coverage gap. However, beginning in 2019, Medicare Part D beneficiaries pay 25% of brand drug costs after they reach the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap. Most of the cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of a drug approved under an NDA is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare beneficiaries in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D.
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
Healthcare Reform
Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented.
European Union
European Union Drug Development
In the European Union, our products and product candidates will also be subject to extensive regulatory requirements. Regulatory laws for pharmaceuticals are largely harmonized throughout the European Union, so that applicable E.U. law is most significant and national laws have less importance. As in the United States, medicinal products can only be marketed if either a Centralised MA has been obtained from the European Medicines Authority (“EMA”) or national authorizations have been obtained from the competent regulatory agencies.
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
In 2014, the new E.U. Clinical Trial Regulation 546/2014 was enacted (the “Regulation”) and became applicable on January 31, 2022. From that date, it governs all newly-commenced clinical trials in the EU and European Economic (“EEA”). The new Regulation aims to make more uniform and streamline the clinical trials authorisation process, ensure consistent rules for conducting clinical trials throughout the European Union, increase the efficiency of clinical trials, and increase the transparency of authorization, conduct and results of clinical trials. All clinical trials initiated before the Regulation became effective remain subject to the Clinical Trials Directive of 2001.
Generally, in the EEA, for every product candidate, a pediatric investigation plan (“PIP”) will have to be submitted and approval be obtained, unless a waiver is obtained where justified, in addition to clinical trials conducted in adults. The clinical studies that sponsoring companies must carry out on children are to be set out in detail in the PIP where the indication is one found in children. In most cases, the PIP will become a commitment when applying for a marketing authorisation for a product candidate. A PIP may entail significant cost.
European Union Drug Review and Approval
In the EEA, which is currently comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein (together forming the EEA), medicinal products can only be commercialized after obtaining a Marketing Authorisation (“MA”) which is comparable to an NDA in the United States. There are two types of marketing authorisations in the EEA: the Centralised MA, which is issued by the European Commission through the Centralized Procedure based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), a body of the EMA, and which is valid throughout the entire territory of the EEA; and the National MA, which is issued by the competent authorities of each Member State of the EEA and only authorizes marketing in that Member State’s national territory and not in the EEA as a whole.
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
The EMA is responsible for the validation and scientific evaluation of the application, but the European Commission will decide upon our application. The EMA's CHMP will carry out a scientific assessment of the application and will give a recommendation on whether the medicine should be authorized or not. A favorable opinion is accompanied by a draft summary of the product's characteristics, the package leaflet and the proposed text for the packaging.
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
In November 2019, we received a Centralised MA for Rhokiinsa®, and in January 2021, we received a Centralised MA for Roclanda®. We will complete a further administrative step to have the Roclanda® authorisation accepted in the United Kingdom, subject to the agreement of the MHRA.
Files Required for Obtaining an E.U. Marketing Authorisation
Similar to the United States, applications for MAs in the European Union must be supported by an extensive dossier that shows the product candidate has the required quality, efficacy and safety suitable for the intended use, and additional administrative documents. The content and format of the dossier must follow the so-called Common Technical Document (“CTD”) format. Amongst other things, the applicant must submit all relevant data from pharmaceutical, preclinical and clinical trials, and all relevant information as regards the composition, quality and manufacturing process of the product. These requirements are laid down in applicable E.U. legislation and very detailed EMA guidelines.

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
EU Regulation 2021/2282 on health technology assessment came into effect on December 15, 2021, and will be fully applicable in January 2025. This regulation provides for a member state coordination group on health technology assessment to be established to carry out joint product assessments according to a common set of rules and methodologies. Member states will retain the right to make decisions at the national level on clinical added value in the healthcare context of the member country. This regulation will reduce the burden of having to submit different data and analyses to different member states for the assessment of clinical effectiveness.
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
United Kingdom
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
The United Kingdom is currently considering how it might develop its regulatory processes since the United Kingdom left the European Union on January 31, 2020 (“Brexit”), with a transition period that ended on December 31, 2020. Rhokiinsa® has been grandfathered into a UK national authorization under the country’s Brexit legislation and will continue to be authorised in the United Kingdom as long as we provide the MHRA with the required additional information.
For new products, the option in the United Kingdom is to apply for one of three types of National MAs: the United Kingdom as a whole, Great Britain or Northern Ireland. New centralised applications in the European Union are to be notified to the MHRA together with the timetable and a dossier submitted (because the MHRA does not have access to the E.U. regulatory systems). These applications might until December 31, 2022 be used for a procedurally simplified application for a Great Britain MA through what is known as the EC Decision Reliance Procedure. Because the Centralised MA for Roclanda® was received after December 31, 2020, it was subject to this process, which has been successfully completed.
The MHRA is obliged under this procedure to make a decision (positive or negative) within 67 days. Alternatively, a separate application might be made to the MHRA for a Great Britain National MA. Similarly, where the mutual recognition or decentralised process is used in the European Union for applications for national marketing authorisations, there is an option in the United Kingdom to apply under a different reliance procedure, which again requires the MHRA to take a decision within 67 days. Alternatively, the application in the United Kingdom (or Great Britain) can be made separately from the one in Europe. There are then two options for Northern Ireland – including it either in a European mutual recognition or decentralised application process or as part of a U.K. national application. The assessment made by the United Kingdom is on the same basis as in the European Union, focusing on quality, safety and efficacy.
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
We recognize our responsibility to be environmentally conscious and to contribute to the global effort of tackling climate change, moving toward a low-carbon economy and expanding our renewable energy production. We employ green processes, materials, practices, equipment and technologies where possible throughout our operations to foster conservation and reduce waste, as discussed below.
Renewable energy is an important part of our commitment to sustainability and we are operating our manufacturing facilities using renewable energy through renewable sources. At our research facility in Durham, North Carolina, we source our energy from Duke Energy, a leader in renewable energy, including solar and wind, and Duke Energy is adding additional renewable solutions such as microgrids and battery storage. At our Athlone manufacturing plant in Ireland we receive 100% of our electricity from renewable sources and the electric supply is 100% carbon neutral.
We minimize energy consumption using various power-saving technologies designed to consume electrical power only when needed. The majority of our office space in the U.S. is Leadership in Energy and Environmental Design (“LEED”) Certified, and both our manufacturing plant in Athlone, Ireland, and our research facility in Durham, North Carolina, were built from end-to-end with sustainability and good manufacturing practices in mind. We have also instituted environmentally conscious programs into the work environment for our employees by implementing recycling and composting programs, offering water dispensers to reduce plastic bottle waste, and providing electric automobile charging stations in our employee parking areas, as examples. In 2021, we (i) recycled 76% and (ii) recycled and recovered 99.5% of the non-hazardous waste produced at our Athlone manufacturing plant. Through these programs and continuous improvement, we strive to reduce our waste while maximizing the proportion that may be recycled. Looking to the future, we plan to continue to further enhance our sustainability posture through detailed monitoring and management.
From a social responsibility perspective, although we have not yet attained profitability as a company, we have donated hundreds of thousands of dollars to causes that we believe are important to society. These donations were directed to support glaucoma research and glaucoma patient education through ongoing collaborations with the Glaucoma Research Foundation, to help fund free cataract surgery for 1,186 indigent patients in the United States over the past four years through a continuing match program with the American Society of Cataract Refractive Surgery Foundation and promote the empowerment of women in ophthalmology as a lead sponsor of Women in Ophthalmology. In addition, these donations were also directed to accelerate treatments and cures for retinal diseases for the next generation through the Foundation Fighting Blindness and expand opportunities for young physicians from groups that are underrepresented in medicine or who want to work in underserved communities through support of the National Medical Association’s Rabb-Venable Excellence in Ophthalmology Research Program. We are also involved with the Association for Research in Vision and Ophthalmology Leadership Development Program and have been named a 2022 Association for Research in Vision and Ophthalmology Foundation Honoree. Additionally, we have promoted diversity in the ophthalmic industry as a corporate partner of Ophthalmic World Leaders.
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
Our Audit Committee of the Board of Directors has consistently received very high ratings for independence and competency. As we continue to build our company, we will continue to implement policies and procedures to further strengthen our stated intent on our ESG objectives.
Human Capital
In order to successfully attract and retain highly professional and skilled employees, it is crucial that we offer a diverse, inclusive and safe workplace. Our recruitment process begins with hiring individuals that we believe fit well with our strong culture and our shared values. In 2021, we hired Raj Kannan as our new Chief Executive Officer, who we believe personifies our shared values and exhibits behaviors that fit well with our culture. We have a philosophy of investing in our employees by providing the necessary resources to grow professionally through our training and development programs, which will ultimately help drive company success. We reward our employees by offering a competitive compensation and benefits package, which includes incentive-based awards, which we believe motivates our employees and drives company performance. We also seek to engage and give back to the community through donations and fundraising for organizations providing help for those with glaucoma, as discussed in “—ESG” above.

As of December 31, 2021, we employed approximately 376 full-time employees, of which 294 were employed in the United States and 82 were outside the United States. The majority of our employees outside of the United States primarily support our manufacturing operations in Athlone, Ireland. Of our total employee population, there were 146 sales force and marketing employees, 108 in research and development and medical affairs, 68 in product manufacturing and 54 in general and administrative support roles such as human resources, finance, legal and information technology. We are committed to providing our employees with a positive work environment that helps them realize their full potential and helps them contribute to the success of our company. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
Diversity, Equity and Inclusion
We have a strong commitment to continue to build a diverse, equitable and inclusive work environment that fosters a positive culture. We believe our diverse workforce brings a wide array of skills and experiences that help increase innovation and strategic thinking and ultimately contribute to the success of our company. All of our ongoing and planned clinical studies have no exclusions to participation based on race, sexual orientation or gender. In addition, we are committed to exploring options to encourage diversity and accessibility to our clinical trials.
As part of our commitment to racial equity, we have conducted field listening programs, a pilot diversity seminar as well as an analysis of progress in line with racial equity goals. We take deliberate measures to ensure we lead by example in promoting racial equity in hiring, promotion and opportunities within the Company.
Our hiring practices reflect our commitment to increase diversity and inclusion among our employees. We strive to achieve and maintain pay equity for employees of all races and for both female and male employees within our organization. From a governance perspective, our Compensation Committee of the Board of Directors provides oversight of our policies, programs and initiatives focusing on workforce diversity and inclusion. As of December 31, 2021, over a quarter of our employees in the United States identify as a racial or ethnic minority, with approximately a quarter of management identifying as minority employees in the United States. The female to male ratio for our total employee population was approximately 50:50.
Talent and Development
The success of our company is highly dependent on the performance, skills and industry knowledge of our employees. A significant proportion of our employee base is comprised of professionals who have had prior experience with pharmaceutical and biotechnology companies. In order to attract and retain such highly qualified talent, we invest significant resources to further develop our employees and provide opportunities that help them achieve career goals and lead our organization. All employees have access to technical and soft skill career development materials online and materials designed in-house to help support them throughout their career.
We maintain a robust technical training curriculum for all our employees and executives based on function. These curricula incorporate training addressing specific regulatory requirements germane to the performance of specific functions. The training for our scientific and quality personnel, for example, includes modules focusing on our good manufacturing and laboratory practices as well as proper documentation and reporting.
Through our soft skill training and development programs, we provide training that helps employees increase their performance and productivity. We also provide focused development for managers, directors and aspiring leaders of the future who are designated as “key talent” based on performance and leadership potential.
In addition to technical and soft skill training, all of our employees are required to regularly train on our Code of Business Conduct and Ethics (the “Code”), receive cyber security training and receive harassment training. We believe a well-trained employee base is the best way to ensure proper business operations and to best ensure the establishment of a collaborative and supportive corporate culture.
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

Health and Safety
We are dedicated to creating and maintaining a work environment where our employees feel safe to carry on their responsibilities. We regularly review health and safety legislation to ensure compliance with current standards, we identify and monitor potential health and safety hazards, we coordinate emergency and fire drills and we train our employees to avoid or minimize any potential risks within the workplace. The health and safety of our employees, patients, prescribers and community are of utmost importance during this time and we are complying with all requirements and mandates from various agencies and governments.
We value the patient volunteers who participate in clinical trials and we are committed to protecting their rights and well-being. As such, we have policies and procedures in place to ensure our clinical trial practices comply with laws and regulations in all countries in which we operate clinical trials and meet our high ethical standards. We also have protocols in place to obtain informed consent from patients participating in our clinical trials. In addition, we have procedures in place specific to the COVID-19 pandemic allowing us to adapt to the needs of participants, clinical sites and employees, as changes may occur, to ensure first and foremost safety while protecting data integrity.
In our research and manufacturing facilities, we maintain a safety-first culture and seek to eliminate workplace incidents and minimize risks and hazards. We have created and implemented processes to help eliminate safety events by reducing their frequency and severity. These programs include an Illness and Injury Prevention Program and a Safety Committee. We also review and monitor our performance closely. We monitor and constantly seek to reduce safety incidents each year. Through our efforts, we had a recordable incident rate of 1.1 (recordable incidents per 100 employees, as defined by the U.S. Occupational Safety and Health Administration, (“OSHA”) at our Athlone manufacturing plant in 2021. This compares to an OSHA incident rate of 1.6 for the U.S. pharmaceutical and medicine manufacturing industry in 2020.
In response to the coronavirus (“COVID-19”) pandemic, we have taken precautionary measures to protect our employees and our stakeholders by adapting company policy to maintain the continuity of our business. We have adapted our facilities and work practices and implemented all necessary safety controls in line with government health policy guidelines. In taking measures intended to protect our employees, customers and vendors from contracting and spreading COVID-19, we have established an employee vaccination/ weekly testing policy based on guidance from the Centers for Disease Control (“CDC”) and Prevention, OSHA and the Equal Employment Opportunity Commission (“EEOC”) that is designed to comply with all applicable federal, state, and local laws. We also continue to encourage our employees to work remotely to the extent feasible and to limit air travel to essential business meetings or events to minimize the risk of infection among our employees. In addition, we have formed interdisciplinary teams to (i) focus on company-wide communication about the COVID-19 pandemic, including initiatives implemented to address the COVID-19 pandemic and its impact on our business and (ii) discuss, recommend and supervise the implementation of physical measures at our sites to best ensure employee safety. For example, to further support our employees at the Athlone manufacturing plant, we have implemented a Well-being Program to boost communication, engagement and wellness initiatives. With precautionary measures in place company-wide, we continue to operate effectively as most of our manufacturing plant personnel are working on site and the balance of our total workforce has the flexibility to work remotely through a hybrid work environment. Especially important in light of the COVID-19 pandemic, we provide all of our employees with excellent healthcare benefits and we make every effort to provide high levels of coverage at the most affordable cost possible.
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
We proactively advocate and support programs that benefit our employees’ well-being and flexibility to help our employees sustain high performance, productivity and engagement. Our comprehensive health and benefits programs, including employee assistance programs, offer a wide range of resources and tools, covering areas including preventive health, mental and physical health, fitness, nutrition, financial support and personal well-being.
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

Corporate and Available Information
Our principal executive offices are located at 4301 Emperor Boulevard, Suite 400, Durham, North Carolina 27703 and our telephone number is (919) 237-5300. We were incorporated in Delaware in June 2005. Our internet address is www.aeriepharma.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports and our Global Code of Business Conduct and Ethics can be accessed through the Investors section of our website. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The information found on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.

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
•If clinical trials are unsuccessful or delayed, we could be required to abandon development.
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
•Healthcare law and policy changes may negatively impact our business, including by decreasing the prices that we and our collaborators receive for our products.
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
•If our pending patent applications fail to issue, our business will be adversely affected.

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
•Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 1.50% convertible senior notes due 2024 (the “Convertible Notes”).
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
•Our business may be negatively impacted by macroeconomic conditions, including inflation and a public health crisis.
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
Our business and the ability to generate revenue related to product sales depend on the successful commercialization of our products, Rhopressa® and Rocklatan®, and the successful development, regulatory approval and commercialization of any product candidates or future product candidates for the treatment of patients with open-angle glaucoma, dry eye and retinal diseases. Rhopressa® and Rocklatan® have been approved by the FDA in the United States, and the EC has granted Centralised MAs for the European Union for Rhopressa® (where it will be marketed as Rhokiinsa®) and for Rocklatan® (where it will be marketed as Roclanda®). Rhokiinsa® has been grandfathered into a U.K. national authorisation under the country’s Brexit legislation and will continue to be authorised in the United Kingdom as long as we provide the MHRA with the required additional information, and Roclanda® received a U.K. authorisation in April 2021. Neither product has received regulatory approval in any other jurisdiction and no sales can be made in any such jurisdiction unless such approval occurs. Centralized and U.K. marketing authorisations lapse if the authorized products are not placed on the market for a period of three consecutive years. If we are unable to place our products on the market for a period of three consecutive years, which might occur for a variety of reasons, both practical (manufacturing issues) and regulatory (pricing and reimbursement decisions), then we would lose the right and opportunity to do so and would have to reapply for a marketing authorisation. We have invested a significant portion of our efforts and financial resources in the development of Rhopressa® and Rocklatan®, and our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize these products. The success of Rhopressa®, Rocklatan® and any product candidates or future product candidates depends on factors including:
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
If we do not achieve one or more of these factors in a timely manner or at all, or if we lose market exclusivity such as through the approval of an ANDA—the filing of which by our competitors with respect to Rhopressa® and/or Rocklatan® is possible as of December 18, 2021, if such filing contains a Paragraph IV Certification, we could experience significant delays or an inability to successfully commercialize Rhopressa®, Rocklatan® or any product candidates or future product candidates or to expand into new markets. This could materially harm our business, and we may not be able to earn sufficient revenues and cash flows to continue our operations.
The commercial success of Rhopressa® and Rocklatan® and any product candidates or future product candidates, if approved, will depend on the degree of market acceptance among eye-care professionals, patients, patient advocacy groups, healthcare payers and the medical community.
The commercial success of Rhopressa® and Rocklatan® in the United States will depend on the degree of market acceptance among eye-care professionals, patients, patient advocacy groups, healthcare payers, including pharmacy benefit managers, and the medical community. Similarly, if Rhopressa® and Rocklatan® are approved in jurisdictions outside the United States, the European Union, the United Kingdom or any product candidates or future product candidates are approved in any jurisdiction in which they may receive approval, those products may not gain such market acceptance in such jurisdictions. There are a number of available therapies marketed for the treatment of open-angle glaucoma, dry eye and retinal diseases. Some of these drugs are branded and subject to patent protection, but most others, including latanoprost and many beta blockers, in the case of glaucoma treatment, are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by eye-care professionals, patients and third-party payers. Insurers and other third-party payers may also encourage the use of generic products, either in preference to or prior to the use of brand therapies. The degree of market acceptance of Rhopressa® and Rocklatan® and any product candidates or future product candidates, if approved, will depend on a number of factors, including:
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
The market opportunities for our currently marketed or potential products, if approved, are difficult to precisely estimate. Our estimates of these market opportunities include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, independent sources have not verified our assumptions. If any of these assumptions prove to be inaccurate and the actual market for any of our products post-regulatory approval is smaller than we expect or if we fail to maintain market acceptance or fail to achieve market acceptance, our potential product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.
If we fail to obtain and sustain an adequate level of coverage and reimbursement for Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, by third-party payers, potential future sales would be materially adversely affected.
The course of treatment for patients with open-angle glaucoma, dry eye and retinal diseases includes primarily older drugs, and the leading products for the treatment of open-angle glaucoma, dry eye and retinal diseases currently in the market, including latanoprost and timolol, in the case of glaucoma treatment, are available as generic drugs. Therefore, there will be no commercially viable market for Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, without adequate coverage and reimbursement from third-party payers, and any reimbursement policy may be affected by future healthcare reform measures. We have obtained broad formulary coverage for our glaucoma franchise products for the lives covered under commercial plans and Medicare Part D plans. We cannot be certain that those levels of coverage will continue to increase, or that we will be able to maintain those levels of coverage. Further, we cannot be certain that adequate coverage and reimbursement will be available for either of our products in jurisdictions outside the United States or for any product candidates or future product candidates, if approved. Additionally, even if there is a commercially viable market, if the level of coverage or reimbursement is below our expectations, our anticipated revenue and gross margins will be adversely affected.
Third-party payers, such as government or private healthcare insurers and pharmacy benefit managers, carefully review and increasingly question and challenge the coverage of and the prices charged for drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. Reimbursement rates may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. A current trend in the United States healthcare industry is toward cost containment. Large public and private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, treatments. Such third-party payers, including Medicare, may question the coverage of, and challenge the prices charged for, medical products and services, and many third-party payers limit coverage of or reimbursement for newly approved healthcare products. Third-party payers may limit the covered indications. Cost-control initiatives in the U.S. healthcare industry could decrease the price we have established for Rhopressa®, Rocklatan® or any product candidates or future product candidates, if approved, which could result in product revenues being lower than anticipated. Our products are currently priced higher than existing generic drugs and consistently with current branded drugs. If we are unable to show a significant benefit relative to existing generic drugs, Medicare, Medicaid and private payers may not be willing to reimburse for Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, which would significantly reduce the likelihood of them gaining market acceptance. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted.
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
We face competition from larger established branded and generic pharmaceutical companies and if our competitors are able to develop and market products that are preferred over our products, our commercial opportunity will be reduced or eliminated.
The development and commercialization of new drug products is highly competitive. We face competition from larger established branded and generic pharmaceutical companies and smaller biotechnology and pharmaceutical companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat patients with open-angle glaucoma, dry eye, retinal diseases and other diseases of the eye. Our products currently compete directly against companies producing existing and future glaucoma treatment products. To the extent we develop proprietary compounds for use beyond glaucoma, we will face competition from companies, academic institutions, government agencies and private and public research institutions operating in such new therapeutic areas.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Early-stage companies are also developing treatments for open-angle glaucoma, dry eye and retinal diseases and may prove to be significant competitors. We expect that our competitors will continue to develop new treatments for open-angle glaucoma, dry eye and retinal diseases, which may include eye drops, oral treatments, surgical procedures, implantable devices or laser treatments. Alternative treatments beyond eye drops continue to develop. For example, although surgical procedures are currently used in severe cases, less invasive procedures are currently under development, and we expect that we will compete with other companies that develop implantable devices or other products or procedures for use in the treatment of open-angle glaucoma, dry eye and retinal diseases.
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
In addition, our ability to compete may be affected because in many cases insurers or other third-party payers encourage the use of generic products. Ophthalmology is currently dominated by generic drugs, such as latanoprost and timolol, in the case of glaucoma treatment, and additional products are expected to become available on a generic basis over the coming years. In the United States, we currently enjoy regulatory exclusivity for Rhopressa® and Rocklatan® through December 18, 2022, although competitors are permitted to file ANDAs as of December 18, 2021, if the ANDA contains a certification that the proposed generic product will not infringe or that our patents are allegedly invalid. Our current products are priced at a premium over competitive generic products and consistent with other branded glaucoma drugs. Our ability to compete effectively will depend upon, among other things, our ability to:
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
If our competitors’ market products that are more effective, safer, have fewer side effects or are less expensive than our products or that reach the market sooner than any of our product candidates or future product candidates, if approved, we may not achieve commercial success.
Failure can occur at any stage of clinical development. If the clinical trials are unsuccessful or delayed, we could be required to abandon development.
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
Flaws in the design of a clinical trial may not become apparent until the clinical trial is well-advanced or after data results have been obtained. We have limited experience in designing clinical trials and may be unable to design and execute clinical trials on time to support regulatory approval. In addition, clinical trials often reveal that it is not practical or feasible to continue development efforts.

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
We continue to explore other therapeutic opportunities in ophthalmology through internal research programs and from time to time we may explore such opportunities through research collaboration arrangements or acquisitions and may seek to commercialize a portfolio of new ophthalmic drugs or technologies in addition to Rhopressa® and Rocklatan®. For example, in 2019, we acquired Avizorex, a Spanish ophthalmic pharmaceutical company developing therapeutics for the treatment of dry eye disease. Our clinical operations to date have been limited to developing product candidates for the treatment of glaucoma, ocular hypertension, retinal diseases and dry eye disease, and there can be no assurance that we will successfully develop, license or acquire any drugs or technologies in new therapeutic areas or at all.
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

Risks Related to Regulation
Regulatory approval may be substantially delayed or may not be obtained for our products in jurisdictions outside the United States or for any product candidates or future product candidates in any jurisdiction if regulatory authorities require additional time or studies to assess the safety and efficacy.
We may be unable to initiate or complete development of our products in jurisdictions outside the United States on schedule, if at all. If applicable regulatory authorities require additional time or studies to assess the safety or efficacy of any of our products, product candidates or future product candidates, we may require funding beyond the amounts currently on our balance sheet. In addition, in the event of any unforeseen costs or other business decisions, we may not have or be able to obtain adequate funding to complete the necessary steps for approval of any of our products, product candidates or future product candidates. Preclinical studies and clinical trials required to demonstrate the quality, safety and efficacy of drug products are time consuming and expensive and together take several years or more to complete. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:
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
The United Kingdom left the European Union on January 31, 2020, with a transitional period that ended on December 31, 2020. Rhokiinsa® has been grandfathered into a U.K. national authorisation under the country's Brexit legislation, and Roclanda® received a U.K. authorisation. We expect both will continue to be authorised in the United Kingdom as long as we provide the MHRA with the required additional information and do not have three consecutive years without sales.
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
Since the 1970s, by regulation, the FDA has classified dispensers of ophthalmic drugs as drugs when packaged with the drugs. However, the FDA has informed us that, as a result of unrelated litigation regarding the definition of a medical device and despite not taking measures to repeal the existing regulation, the FDA has reconsidered this classification and determined that such products should be classified as drug-led drug-device combination products. This change in classification subjects our dispensers to regulation as device components of combination products. We are still evaluating the impact this change in classification, if maintained by the FDA, will have on our approved products, including supplements requesting approval of changes to our NDAs, and our product candidates, as well as our operations. We cannot predict if this change in classification will be subject to challenge or what the outcome of any such challenge would be.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our potential products or restrict or regulate post-marketing activities. In the United States, legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether agencies such as the FDA will issue new guidance or interpretations, whether existing guidance or interpretations will be changed, or what the impact of such changes on our sales and promotional activities for our approved products or the marketing approvals of our potential products may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.
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
•Under the HIPAA, we are prohibited from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services to obtain money or property of any healthcare benefit program.
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
In addition, certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, are required to report annually to CMS information related to certain payments and other transfers of value to physicians, physician assistants, certain types of advance practice nurses, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, with the information made publicly available on a searchable website.
Many states have adopted laws similar to the Federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing, price, and/or price increase disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.
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
The Patient Protection and Affordable Care Act (“PPACA”) added provisions to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other things, PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole,” which is now 70% of the negotiated price. There have been efforts to repeal or overturn PPACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the PPACA and our business.
In addition, the United States Department of Health and Human Services (“HHS”) through FDA has issued a final rule to permit importation of certain pharmaceutical products provided certain requirements can be met. Litigation was initiated with regard to this final rule and the Biden Administration has defended the final rule. The litigation is ongoing. In addition, former President Trump and President Biden both issued Executive Orders intended to favor government procurement from domestic manufacturers.
On November 20, 2020, HHS finalized a regulation removing safe harbor protection under the Federal Anti-Kickback Statute for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law or unless it is passed through to the dispensing pharmacy and reflected in the price to the patient. The implementation of the rule has been delayed by the Biden administration to January 1, 2023 in response to ongoing litigation. In addition, effective January 1, 2024, a provision capping the rebate amount under the Medicaid Drug Rebate program at 100% of AMP will be eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the price the manufacturer receives for the drug. Further, effective January 1, 2023, a final rule issued by CMS will change the way copay assistance program prices are treated in best price for purposes of the Medicaid Drug Rebate Program. This change could result in manufacturers eliminating their patient assistance programs, which would make many innovator drugs more expensive for patients. This final rule is subject to ongoing litigation, but it is not clear when a decision will be made or how the court will rule.
On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration will have on our business, including market acceptance, and sales, of our products and product candidates.
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
Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for our products, increases in the rebates payable under U.S. government rebate programs and additional downward pressure on the prices that we and our collaborators receive for our products. We cannot be certain as to the ultimate content, timing, or effect of future healthcare law and policy changes, nor is it possible at this time to estimate the impact of any such potential changes; however, such changes or the ultimate impact of changes could materially and adversely affect our revenue or sales of our current or future products and product candidates, as well as those of our collaborators. These actions and the uncertainty about the future PPACA are likely to continue the downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.
These actions and the uncertainty about the future PPACA are likely to continue the downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.
Risks Related to Manufacturing
If we or third-party manufacturers fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.
Before we or a third party can begin commercial manufacturing of Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, we or the third party must obtain regulatory approval of our or their manufacturing facilities, processes and quality systems. If we or our third-party manufacturers do not have a cGMP compliant status or other comparable status acceptable to the FDA or other regulatory authority, as applicable, approval of any NDA or other application that includes those manufacturers will be delayed.
Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, we or any potential third-party manufacturer may be unable to initially pass federal, state or international regulatory inspections in a cost-effective manner. We or any of our contract manufacturers may fail to satisfy or comply with manufacturing regulations. If we or our contract manufacturers do not have a compliance status acceptable to the FDA, regulatory approval and/or commercial supply of the active pharmaceutical ingredients of Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, will be significantly delayed and may result in significant additional costs.
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
In January 2017, we established our own manufacturing plant in Athlone, Ireland, and we completed the build-out during the second quarter of 2019. In January 2020 and September 2020, we received FDA approval to produce Rocklatan® and Rhopressa®, respectively, at the Athlone manufacturing plant for commercial distribution in the United States. The Athlone manufacturing plant began manufacturing commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. The Athlone manufacturing plant has also manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan as well as registration batches to support product approval in Japan. We expect that the Athlone manufacturing plant will have adequate capacity to produce Rhopressa® and Rocklatan® for the United States as well as both the European and Japanese commercial markets. However, there can be no assurance that we will be able to successfully manufacture our final drug product on a commercial scale or in accordance with manufacturing regulations. If our manufacturing operations fail to achieve regulatory approval or to effectively produce commercial supplies of Rhopressa® or Rocklatan® or any product candidates or future product candidates, if approved, or until such time we are capable of developing internal manufacturing capabilities, we will be required to rely solely on third-party manufacturers to meet our commercial manufacturing needs, which may materially adversely affect our business, results of operations or financial condition.

We commenced operation of our cGMP-validated manufacturing facility in RTP for production of ophthalmic implants using the proprietary PRINT® technology platform in the fourth quarter of 2018. We anticipate that this facility will be the primary manufacturer of our implant product candidates.
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
To obtain regulatory approval and commercial success for our products in jurisdictions outside the United States, we must either conduct clinical trials and develop a sales and marketing organization in such jurisdictions or outsource these functions to third parties through collaboration agreements. In October 2020, we announced the First Santen Agreement for the development and commercialization of Rhopressa® and Rocklatan® in Japan. In December 2021, we entered into the Second Santen Agreement, which expands the scope of the First Santen Agreement, and granted Santen the exclusive right to develop and commercialize Rhopressa® and Rocklatan® in Europe, China, India, the Middle East, CIS, Africa, parts of Latin America and the Oceania countries. We have limited experience conducting clinical trials in jurisdictions outside the United States and no experience selling, marketing or distributing any drug product in any jurisdictions outside the United States. A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. See “—Risks Related to Development and Commercialization—Failure can occur at any stage of clinical development. If the clinical trials are unsuccessful or delayed, we could be required to abandon development.” Other companies have experienced unsuccessful product launches and failed to meet expectations of market potential, including companies with significantly more experience and resources than we do, and there can be no guarantee that we or our collaborators will successfully launch any product in any jurisdictions outside the United States. If we enter into any collaboration agreement, such as the Santen Agreements, our collaborator may not advance the clinical trials or commercialization milestones as quickly or as successfully as we had expected. See “—Any collaboration arrangement that we may enter into may not be successful, which could adversely affect our ability to develop and commercialize any product candidates or future product candidates or technologies or to enter new therapeutic areas.” If we pursue on our own a sales and marketing strategy in an additional jurisdiction, which may occur if a collaboration agreement does not result in a successful product launch, we would incur significant additional expenses and commit significant additional time and management resources if we were to establish and train a sales force to market and sell our products in jurisdictions outside the United States. We may not be able to successfully obtain regulatory approval or commercialize our products on our expected timing or at all despite these additional expenditures.
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
•a delay in bringing products to market after efforts to hire and train our sales force have already commenced; and
•failure to maintain the relationship contemplated by a collaboration agreement for a territory leading to its termination.
In the event we are unable to successfully market and promote our products, our business may be harmed.
Any collaboration arrangement that we may enter into may not be successful, which could adversely affect our ability to develop and commercialize our products, any product candidates or future product candidates or technologies or to enter new therapeutic areas.
We continually explore and discuss additional opportunities for new ophthalmic products, delivery alternatives and new therapeutic areas with potential partners and on our own. We may seek collaboration arrangements with pharmaceutical or biotechnology companies or universities for the development or commercialization of our product candidates or future product candidates or technologies. As part of our globalization strategy, in October 2020, we entered into the First Santen Agreement to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and East Asia and in December 2021, we entered into the Second Santen Agreement to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Europe, China, India, the Middle East, the CIS, Africa, parts of Latin America and the Oceania countries. We will face, to the extent that we decide to enter into additional collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are often complicated and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish, implement and maintain collaborations or other alternative arrangements and the terms of such arrangements may not be favorable to us. If and when we collaborate with a third party for development and commercialization of a product candidate and/or technology, we can expect to relinquish some or all of the control over the future success of that product candidate and/or technology to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Accordingly, there can be no assurance that any collaboration or licensing arrangement or similar strategic transaction we enter into will result in the benefits that we anticipate.
Pursuant to the First Santen Agreement and the Second Santen Agreement, there are various development milestones and sales milestones. If Santen is not able to hit the milestones within the timeframes contemplated by each agreement, as applicable, or at all, our development and commercialization efforts in Japan, Europe, the Middle East and the other countries will be harmed. Additionally, Santen Pharmaceuticals may terminate the First Santen Agreement if, among other events, there are patents issued that may prevent the commercialization of Rhopressa® and Rocklatan® and such discretionary termination would require us to repay up to approximately 85% of a $50.0 million upfront payment, which Santen paid pursuant to the First Santen Agreement, all development milestone payments, and 50% of the development expenses incurred by Santen Pharmaceuticals. Any such discretionary termination of the First Santen Agreement may adversely affect us financially and could harm our reputation. Furthermore, under the Second Santen Agreement, if among other events, there are patents issued in China that may prevent the commercialization of Rhopressa® and Rocklatan®, we would be required to repay $8.0 million of the $88.0 upfront payment, which Santen SA paid in January 2022.
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
Entering markets outside of the United States is a component of our growth strategy. If we fail to successfully commercialize, obtain licenses or enter into collaboration arrangements with selling parties, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. As part of this strategy, we completed the build-out of our manufacturing plant in Athlone, Ireland, for additional commercial production of Rhopressa® and Rocklatan® in the second quarter of 2019. In January 2020 and September 2020, respectively, we received FDA approval to produce Rocklatan® and Rhopressa®, respectively, at the Athlone manufacturing plant for commercial distribution in the United States. The Athlone manufacturing plant began manufacturing commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. The Athlone manufacturing plant has also manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan. We expect that the Athlone manufacturing plant will have adequate capacity to produce Rhopressa® and Rocklatan® for the United States as well as both the European and Japanese commercial markets, but there can be no guaranty that the facility will be able to manufacture products with specifications unique to any particular jurisdiction. We have entered into the First Santen Agreement to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and East Asia and, pursuant to the Second Santen Agreement, we intend to utilize the Athlone manufacturing plant to manufacture and supply Rhopressa® and Rocklatan® for Europe and the other territories covered by such agreement. Our offices in Ireland, the United Kingdom and Japan assist with our international expansion. International operations and business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:
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
We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to oversee and conduct our clinical trials and to perform the related data collection and analysis. We expect to rely on these third parties to conduct clinical trials of any product candidates or future product candidates that we develop. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. In addition, any CRO that we retain will be subject to the FDA’s regulatory requirements or similar foreign standards and we do not have control over compliance with these regulations by these providers. Our agreements with third-party service providers are on a trial-by-trial and project-by-project basis. Typically, we may terminate the agreements with notice and are responsible for the third party’s incurred costs. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. We also rely on other third parties to store and distribute drug supplies for our clinical trials and commercial supply. Any performance failure on the part of our third-party vendors could delay, as applicable, clinical development, regulatory approval or commercialization of Rhopressa®, Rocklatan® or any product candidates or future product candidates, producing additional losses and depriving us of potential product revenue.
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
A significant portion of our revenue comes from a limited number of distributors, including McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation. We further expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors in the foreseeable future. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Our dependence on a few distributors could expose us to the risk of substantial losses if any single large distributor stops purchasing our products, purchases a lower quantity of our products or goes out of business and we cannot find substitute distributors on equivalent terms without delays, if at all. While we may be able to shift our business to one of our other existing distributors or to a new distributor, there may be disruption in the interim. In addition, any reduction in the prices we receive for our products could adversely impact our revenues and financial condition. If we lose our relationship with any of our significant distributors, we could experience delays in the distribution of our products and could also experience declines in our revenues which in turn could materially adversely affect our business, results of operations or financial condition.
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
Our intellectual property includes issued patents and pending patent applications for compositions of matter, pharmaceutical formulations, methods of use, medical devices, synthetic methods and designs. As of December 31, 2021, we owned 58 patents and have 19 pending patent applications in the United States and certain foreign jurisdictions for Rhopressa® and Rocklatan®. Patent protection for Rocklatan® includes the U.S. patents that cover Rhopressa®. The patents cover composition of matter, pharmaceutical compositions and methods of use. As of December 31, 2021, we owned and had pending patent applications in the United States and certain foreign jurisdictions for our product candidates. Our exclusive license regarding AR-15512 provides us with exclusive rights in patents covering pharmaceutical compositions of AR-15512 and its use in treating dry-eye in the United States and pending patent applications internationally. Furthermore, as of December 31, 2021, for AR-1105 we had two issued patents, one in the United States and one in Japan, which could provide coverage for AR-1105 in the United States and Japan through 2036. See “Business—Intellectual Property” for further information about our issued patents and patent applications. With respect to our sustained-release implant AR-14034 SR, we have filed patent applications in the United States as well as internationally. Should these applications issue, they would provide patent protection through 2040.
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
Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of Rhopressa® and/or Rocklatan® by submitting ANDAs to the FDA in which our competitors claim that our patents are invalid, unenforceable and/or not infringed. Our period of regulatory market exclusivity in the United States for each of Rhopressa® and Rocklatan® with respect to their current indications will end on December 18, 2022. However, our competitors are permitted to file ANDAs to obtain permission to market generic versions of Rhopressa® and/or Rocklatan® as of December 18, 2021, if the ANDA contains a certification of patent invalidity or non-infringement, also known as a Paragraph IV Certification. In such circumstances, we may need to file a lawsuit to delay FDA approval of such ANDA, to defend our patent rights and to try to maintain the longer-term benefits of patent-based market exclusivity. The filing of such a lawsuit would trigger a 30-month stay of regulatory approval of the ANDA filer’s application. In addition, our competitors may file patent applications that may have an impact on our ability to make, use and sell products that contain Rhopressa® or Rocklatan®. Should such a competitor’s patent application(s) issue, it is possible the competitor will allege that our making, using or selling of products containing Rhopressa® or Rocklatan® infringes such issued patents. In such circumstances, we may need to challenge such pending applications or issued patents, or perhaps come to a financial arrangement with the competitor.
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
Our commercial success will depend significantly on maintaining and expanding patent protection for Rhopressa® and Rocklatan® and any product candidates or future product candidates, as well as successfully defending our current and future patents against third-party challenges. As of December 31, 2021, we owned 160 issued patents and 135 pending patent applications in the United States and certain foreign jurisdictions relating to Rhopressa®, Rocklatan®, product candidates as well as previously discontinued product candidates and other proprietary technology. See “Business—Intellectual Property” included elsewhere in this report for further information about our issued patents and patent applications. Our issued patents include 51 patents for composition of matter and method of use covering Rhopressa® in the United States and certain foreign jurisdictions. These patents also cover Rocklatan® to the extent that Rhopressa® forms a part of Rocklatan®. The remainder of our portfolio is made up of patents covering product candidates, implants, medical devices, syntheses of compounds, previously discontinued product candidates and other proprietary technology and pending patent applications that have not yet been issued by the U.S. Patent and Trademark Office (the “USPTO”).
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
We may be required to initiate litigation to enforce or defend our intellectual property. In the United States, once an ANDA filer notifies us of their filing of a Paragraph IV Certification (i.e., a certification that the proposed generic product will not infringe our patents or that our patents are alleged to be invalid), we would have 45 days in which to bring a patent infringement lawsuit to delay regulatory review of the ANDA and to defend our IP rights. The filing of such a lawsuit would trigger a 30-month stay of regulatory approval of the ANDA filer’s application. These lawsuits can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the pharmaceutical industry generally. Such litigation or proceedings could substantially increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.
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
We assigned the trade names Rhopressa® and Rocklatan® to our now FDA approved products. The EC granted Centralised MAs for Rhopressa® (which will be marketed under the trade name Rhokiinsa®) in November 2019 and for Rocklatan® (which will be marketed under the trade name Roclanda®) in January 2021. Any other names we intend to use for our product candidates or any future product candidates will require approval from the FDA and applicable non-U.S. regulatory authorities regardless of whether we have secured a formal trademark registration from the USPTO or applicable non-U.S. regulatory authorities. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. Regulatory authorities outside the United States conduct their own investigations. If the FDA or applicable non-U.S. authorities object to any of our proposed product names for any product candidates or future product candidates, we may be required to adopt an alternative trade name.
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

The application for PTE is subject to approval by the USPTO, in conjunction with the FDA. It takes at least six months to obtain approval of the application for PTE. A PTE application pursuant to 35 USC §156 (section 156) was filed February 8, 2018, seeking an extension of U.S. patent number 8,394,826 (the “826 patent”). The ‘826 patent covers Rhopressa® and Rocklatan®, and is presently expected to expire November 20, 2030, though the date may be extended if the ‘826 patent PTE application is granted. To date there have been three official substantive actions on the ‘826 patent PTE application. On September 18, 2018, the USPTO confirmed that 826 patent is eligible for PTE under section 156. On May 13, 2019, the FDA confirmed that Rhopressa® was subject to the required FDA approval and that the PTE application was filed timely. On April 14, 2021, the USPTO transmitted a copy of the PTE application to the FDA, stating the USPTO considers the ’826 patent to be eligible for PTE, making the FDA’s determination of the applicable regulatory review period for Rhopressa® necessary. We expect the FDA and USPTO will complete the PTE application review in the next few years; however, it is not possible to predict with certainty when the PTE will become official, if at all.
Similarly, Europe provides a mechanism for patent owner to regain a portion of patent grant time lost due to product development and the European regulatory review process. Pursuant to Regulation (EC) No 469/2009 of the European Parliament, the patent owner may file for a Supplementary Protection Certificate (“SPC”) on a country-by-country basis in order to regain such lost patent grant time. Unlike the U.S. PTE, an SPC does not extend the expiration date of a European patent but is limited to the scope of the marketing authorisation. It provides to the patent owner all of the rights the European patent provided to the patent holder for up to five (5) years from the expiration of the European patent. Upon approval of Rhokiinsa® in Europe, Aerie has filed for SPCs in a number of E.U. countries for EP Patent 3053913. SPCs have been granted in Italy, Spain, Ireland and The Netherlands, and are presently pending in Germany, France, Belgium and Great Britain. Upon approval of Roclanda® in Europe, Aerie filed for SPCs in a number of EU Countries and Great Britain for EP Patent EP3461484. SPCs have been granted in France, Italy, Spain, Ireland, and the Netherlands, and are pending in Germany, France, Belgium and Great Britain.
Risks Related to Our Financial Position and Need for Additional Capital
We have limited revenue and may never become profitable.
We have a limited operating history and began commercializing our first product, Rhopressa®, in the United States in April 2018, and our second product, Rocklatan®, in the United States in May 2019. We have never been profitable and only have two products approved for commercial sale. Even though we received FDA approval, began commercial sales for these two products in the United States and received the Centralised MAs for Rhokiinsa® and Roclanda® from the EC, we are still in the process of obtaining additional regulatory approvals in jurisdictions outside the United States and there is no guarantee that either product will be approved in any such jurisdictions.
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
Our net product revenue may be impacted by our estimates for discounts and allowances, which estimates are based on current contractual and statutory requirements, invoices from CMS for the company funded portion of the coverage gap, known market events and trends, industry data, forecasted customer mix and lagged claims. In addition, because of the numerous risks and uncertainties associated with product development, commercialization and manufacturing, we are unable to precisely predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations for a number of reasons, including if we are required by the FDA or other regulatory authorities to perform studies in addition to those that we currently anticipate. Even though we have begun commercial sales of Rhopressa® and Rocklatan®, we are still incurring and anticipate continuing to incur significant costs associated with commercialization activities.
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
We have incurred losses in each year since our inception in June 2005. Our net losses were $74.8 million, $183.1 million and $199.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $1,153.9 million.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have devoted the majority of our historical financial resources to research and development, including our non-clinical development activities and clinical trials. We have financed our operations primarily through the issuance of convertible debt, including the issuance of $316.25 million of Convertible Notes in September 2019 as well as the issuance and sale of common stock pursuant to our registration statements on Form S-3 and prior “at-the-market” sales agreements. Our products will continue to require significant marketing efforts and substantial investment to maintain and increase revenues. Any product candidates or future product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.
We expect our research and development expenses to continue to be significant in connection with our ongoing and planned activities. In addition, as we launched Rhopressa® and Rocklatan® in 2018 and 2019, respectively, and expect to commercialize both products internationally, we have incurred and expect to continue to incur increased manufacturing, selling and marketing expenses. As a result, we expect to continue to incur operating losses until our products generate adequate commercial revenue to render Aerie profitable. These losses have had and will continue to have a material adverse effect on our stockholders’ equity, financial position, cash flows and working capital.
We may need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of Rhopressa®, Rocklatan® or any product candidates or future product candidates.
Our operations have consumed substantial amounts of cash since inception. Through December 31, 2021, we have raised net proceeds of approximately $987.2 million from our IPO, debt financings and the issuance of common stock. We received a $50.0 million payment associated with the First Santen Agreement in the fourth quarter of 2020. In January 2022, we received a $90.0 million payment from Santen in connection with the Second Santen Agreement. We may need to obtain additional financing to fund our future operations. Additionally, we may need to obtain additional financing to conduct additional trials for the approval of Rhopressa® and Rocklatan® in additional jurisdictions or any product candidates or future product candidates, and for completing the development of any additional product candidates or technologies and executing our international expansion strategy. Moreover, our fixed expenses, such as rent and other contractual commitments, are substantial and are expected to increase in the future, and we also expect to incur increased expenses as we expand our employment base.
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

•the terms and timing of any collaborations, licensing or other arrangements that we have established and may establish;
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
We believe that our existing cash, cash equivalents and investments of $139.8 million as of December 31, 2021, the $88.0 million upfront payment and the $2.0 million supplemental upfront payment associated with the Second Santen Agreement, both received from Santen in January 2022, and expected cash flows will be sufficient to support the product commercialization of Rhopressa® and Rocklatan® through at least the next twelve months from the date of this filing. We also intend to use these funds for general corporate purposes, including our clinical, regulatory and commercialization efforts beyond the United States, further development of other potential pipeline opportunities including activities to support execution of our dry eye and retina programs, our external business development efforts and our manufacturing activities, including the operation of our manufacturing plant in Ireland.
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
As of December 31, 2021, we had $316.25 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes which mature on October 1, 2024. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have important consequences, including the following:
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
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470, Debt, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Convertible Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheets and as a discount to the Convertible Notes, which reduces their initial carrying value. In addition, under the treasury stock method, if the conversion value of the Convertible Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Convertible Notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the Convertible Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Notes does not exceed their principal amount for a reporting period, then the shares of common stock underlying the Convertible Notes will not be reflected in our diluted earnings per share.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. This would reduce non-cash interest expense, and thereby decrease net loss (or increase net income). Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares and the if-converted method will be required.
ASU 2020-06 became effective beginning with our fiscal year ending December 31, 2022, including any interim periods within that fiscal year. Under ASU 2020-06, the Convertible Notes will be subject to the “if-converted” method for calculating diluted earnings per share. Accordingly, under the “if-converted” method, diluted earnings per share will be calculated assuming that all of the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. This new method of calculating earnings per share may adversely affect our reported financial condition and results.
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
As of December 31, 2021, we had U.S. federal and state net operating losses (“NOLs”) of approximately $635.1 million and $616.3 million, respectively. If not utilized, U.S. federal NOLs that arose before 2018 and state NOLs begin to expire at various dates beginning in 2031 and 2023, respectively. U.S. federal NOLs that arose on or after January 1, 2018 can be carried forward indefinitely to be utilized against future income, but can only be used to offset a maximum of 80% of our federal taxable income in any year. As of December 31, 2021, we also had foreign NOLs of $66.0 million which are available solely to offset taxable income of our foreign subsidiaries, subject to any applicable limitations under foreign law. Our U.S. federal, state and foreign NOLs are included as deferred tax assets and have been fully offset by a valuation allowance as of December 31, 2021.
Changes to the United States tax laws could materially impact our financial position and results of operations.
We are subject to income and non-income-based taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, in 2021, there have been numerous changes proposed to U.S. federal income tax law, including an increase to the U.S. corporate tax rate, modifications of the provisions addressing taxation of international business operations and the imposition of a global minimum tax. Such changes may adversely affect our effective tax rates, cash flows, financial position and results of operations.
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
We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, there was an outbreak of a new strain of COVID-19 and on March 11, 2020, the World Health Organization declared

COVID-19 a pandemic. The COVID-19 pandemic and its variants continue to negatively impact the global economy, disrupt global supply chains and workforce participation due to curtailment of travel and “stay at home” restrictions by various governments worldwide and create significant volatility and disruption of financial markets. Although state and local governments began to ease COVID-19 restrictions in the second quarter of 2021, as we have seen with the onset of the Delta and Omicron variants, the extent to which COVID-19 continues to impact our business will depend on future developments that are highly uncertain and cannot be predicted.
The COVID-19 pandemic has affected demand for our products because quarantines or other government restrictions on movements have caused and continue to cause changes in demand. While a majority of eye-care professionals’ offices returned to in-person appointments in the second half of 2021, patients may still not visit their eye-care professionals for an extended period of time due to logistical issues or safety concerns, resulting in fewer new diagnoses or prescriptions as the COVID-19 pandemic continues to progress. Additionally, patients may continue to change the quantities in, or the frequency with, which they order our products. Our sales force is also limited in its ability to meet with current and potential prescribers, which may negatively affect sales. Our current efforts to utilize virtual tools to remain in contact with eye-care professionals, in addition to face-to-face meetings, may not be adequate to address any negative effect on sales. If the overall economy is negatively affected, including by entering into a recession, current and potential patients may alter their spending patterns and may have less disposable income with which to spend on prescriptions, amongst other changes. The changes in eye-care professional and patient behavior have had, and could continue to have, a material adverse effect on our results of operations.
The progress of the COVID-19 pandemic may disrupt our clinical operations and regulatory approvals. We are in the process of advancing our products towards approval in jurisdictions outside the United States and advancing our product candidates towards regulatory approval. We also have applications for regulatory approval pending. We cannot be certain as to how the progress of the COVID-19 pandemic will continue to affect our clinical operations or the timing of regulatory approvals.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of COVID-19 and its variants; the continued availability and efficacy of vaccines and treatments for COVID-19 and its variants; the effect on eye-care professionals and patients and demand for our products; our ability to sell and provide our products, including as a result of people staying home, the health and safety of our employees and any closures of our offices and our manufacturing plant in Athlone, Ireland, our eye-care professionals’ offices and regulatory agencies, all of which are uncertain and cannot be predicted. In addition, any adverse conditions discussed above in the financial and credit markets due to the market conditions described above may limit the availability of liquidity or increase the cost of such liquidity, which could adversely affect our business, financial position and results of operations. COVID-19, and the volatile economic conditions stemming from the pandemic, as well as reactions to future pandemics or new variants of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this section, including our ability to achieve market acceptance of our products, our competitiveness, our reliance on third parties, our dependence on key personnel, our risks related to security breaches and other cybersecurity risks and our manufacturing capabilities. An extended period of global supply chain and economic disruption could materially adversely affect our business, our results of operations, our access to sources of liquidity, our financial condition and the price of our common stock.
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
Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of a member of our senior management could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not currently carry “key person” insurance on the lives of members of executive management. The competition for qualified members of senior management and other personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified members of senior management and other personnel necessary for the development of our business or to recruit suitable replacement personnel. Furthermore, as we continue to expand our commercialization efforts, particularly on a global scale, we may not be able to attract and retain qualified members of senior management, which could adversely affect our ability to execute our business plan and harm our operating results.

We also rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
We are currently searching for new members of our senior management team and there are no assurances concerning the timing or outcome of our search.
We are currently searching for a new Chief Financial Officer, a head of commercial operations and a Chief Medical Officer; however, the marketplace for attracting senior executives, particularly in the pharmaceutical industry, is competitive and identifying and hiring a new executive may take several months or longer. Although we anticipate a smooth transition, any changes to members of our senior management may be disruptive to our operations, including by diverting our Board of Directors and management’s time and attention and a decline in employee morale. There are no assurances concerning the timing or outcome of our search for new members of our senior management team. If there are any delays in this process, our business could be negatively impacted.
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
We may attempt to acquire or license businesses, technologies, services, products, product candidates or implants in the future that we believe are a strategic fit with our business. For example, in October 2017, we acquired the rights to use PRINT® technology and certain other assets from Envisia. Further, in August 2018 we entered into an Amended and Restated Collaborative Research, Development, and License Agreement with DSM, which provides for (i) a worldwide exclusive license for all ophthalmic indications to DSM’s polyesteramide polymer technology, (ii) continuation of the collaborative research initiatives through the end of 2020, including the transfer of DSM’s formulation technology to Aerie during that time and (iii) access to a preclinical latanoprost implant. Additionally, in late 2019 we acquired Avizorex, a Spanish ophthalmic pharmaceutical company developing therapeutics for the treatment of dry eye disease. We expended considerable capital in connection with these acquisitions. While we believe these acquisition will provide material benefits to our business, to date, there has been no commercial return. We have no present agreement regarding any material acquisitions. If we do undertake any additional acquisitions or additional licenses, the process of integrating an acquired or licensed business, technology, service, product or product candidate into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions or licenses could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions or licenses could also result in the incurrence of debt, actual or contingent liabilities or the amortization of expenses related to intangible assets, any of which could adversely affect our operating results.
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
We have limited resources to identify and execute the acquisition or licensing of additional businesses, technologies, services, products or product candidates and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire or license the rights to additional businesses, technologies, services, products or product candidates on terms that we find acceptable, or at all. In particular, any product candidate that we acquire or license may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.
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
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information, data about our clinical participants, suppliers and business partners and personally identifiable information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Any access, disclosure or other loss of information could result in legal claims or proceedings, disruption of our operations and damage to our reputation, all of which could materially adversely affect our business. In addition, we are subject to various U.S. federal and state and international privacy and security regulations. For example, HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many U.S. states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA.
The California Consumer Privacy Act (“CCPA”) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers a new right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. Additionally, California voters voted to approve the California Privacy Rights Act (“CPRA”) in November 2020, which modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA and CPRA may impact our business activities and increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states, such as Virginia and Colorado, which have instituted privacy and data security laws, rules, and regulations, and all of which may have potentially conflicting requirements that would make compliance challenging.
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
Our officers and directors, and stockholders who own more than 5% of our outstanding common stock, beneficially own approximately 24.3% of our common stock as of December 31, 2021. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with ownership concentration. Some of our stockholders may be able to influence or determine matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office and research facility is located in Durham, North Carolina, our regulatory, commercial support and other administrative activities are located in Irvine, California, and our clinical, finance and legal operations are located in Bedminster, New Jersey. We also lease space for a manufacturing plant in Athlone, Ireland. Our Durham, North Carolina, facility consists of approximately 61,000 square feet of laboratory and office space under a lease that expires in June 2029, and our Irvine, California, location consists of approximately 27,000 square feet of office space under a lease that expires in October 2027. Our Bedminster, New Jersey, location consists of approximately 34,000 square feet of office space under a lease that expires in October 2029. Our manufacturing plant in Athlone, Ireland, consists of approximately 30,000 square feet of interior floor space and is under lease through at least September 2037. There are also small offices in Ireland, the United Kingdom and Japan. We may require additional space and facilities as our business expands.
ITEM 3. LEGAL PROCEEDINGS
We may periodically become subject to legal proceedings and claims arising in connection with our business. As of December 31, 2021, we are not a party to any material pending legal or administrative proceedings and, to our knowledge, no such proceedings are threatened or contemplated.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The Nasdaq Global Market under the symbol “AERI.”
Stockholders
As of February 18, 2022, we had 48,391,874 shares of common stock outstanding held by approximately 207 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph
The following graph illustrates a comparison of the five-year cumulative total stockholder return on our common stock since December 31, 2016 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2016, in our common stock and in each index. It also assumes reinvestment of dividends, if any. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in Part I, Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods. Refer to Item 7. of our Form 10-K issued on February 26, 2021 for prior year discussion related to fiscal 2020.
Overview
We are a pharmaceutical company focused on the discovery, development and commercialization of first-in-class ophthalmic therapies for the treatment of patients with eye diseases and conditions including open-angle glaucoma, dry eye, DME and wet AMD.
U.S. Commercialization of the Glaucoma Franchise
Our strategy is to grow the market share of our FDA approved glaucoma franchise products, Rhopressa® and Rocklatan® in the United States. Both Rhopressa® and Rocklatan® are being sold to national and regional U.S. pharmaceutical distributors, and patients have access to them through pharmacies across the United States. We have obtained broad formulary coverage for Rhopressa® and Rocklatan® for the lives covered under commercial plans and Medicare Part D plans. Our commercial team responsible for sales of Rhopressa® and Rocklatan® is targeting select eye-care professionals who treat glaucoma throughout the United States.

Rhopressa® is a once-daily eye drop designed to reduce elevated IOP in patients with open-angle glaucoma or ocular hypertension. Rhopressa® is taken in the evening and has shown in preclinical and clinical trials to be effective in reducing IOP, with a favorable safety profile.
The active ingredient in Rhopressa®, netarsudil, is an Aerie-owned ROCK inhibitor. Rhopressa® increases the outflow of aqueous humor through the TM, which accounts for approximately 80% of fluid drainage from the healthy eye and is the diseased tissue responsible for elevated IOP in glaucoma. Using this MOA, we believe that Rhopressa® represents the first of a new drug class for reducing IOP in patients with glaucoma in over 20 years.

Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, a commonly prescribed drug for the treatment of patients with open-angle glaucoma or ocular hypertension. Rocklatan® is also taken in the evening, and similar to Rhopressa®, has shown in preclinical and clinical trials to be highly effective in reducing IOP, with a favorable safety profile.
Based on our clinical data, we believe that Rocklatan® has the potential to provide a greater IOP-reducing effect than any glaucoma medication currently marketed in the United States.

Efforts Outside the United States
In addition to growing the market share of Rhopressa® and Rocklatan® in the United States, our strategy also includes developing business opportunities outside of the United States and we continue to make progress in our efforts to commercialize Rhopressa® and Rocklatan® in Europe, Japan and other regions of the world.
We have partnered and have collaboration agreements in place with Santen to develop and commercialize our products in Japan, East Asia, as well as Europe, China, India, the Middle East, CIS, Africa, parts of Latin America and the Oceania countries. The First Santen Agreement was executed in October 2020 to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and East Asia. The Second Santen Agreement was executed in December 2021 to develop and commercialize Rhopressa® and Rocklatan® in Europe, China, India, the Middle East, CIS, Africa, parts of Latin America and the Oceania countries.

In Europe, Rhopressa® and Rocklatan® will be marketed under the names Rhokiinsa® and Roclanda®, respectively. Rhokiinsa® and Roclanda® were granted a Centralised MA by the EC in November 2019 and January 2021, respectively. In April 2021, Roclanda® received marketing authorisation from the MHRA in Great Britain.
In Japan, we reported positive topline results for our Phase 3 clinical trial of netarsudil ophthalmic solution 0.02% in October 2021, the first of three expected Phase 3 clinical trials in Japan. The results evaluated netarsudil 0.02% versus ripasudil 0.4% and showed that netarsudil 0.02% once daily was superior to ripasudil 0.4% twice daily in lowering IOP after four weeks (p<0.0001), the primary endpoint of the study. The medications were safe and well tolerated. The most common treatment emergent adverse event was conjunctival hyperemia, which is treatable. A second, confirmatory Phase 3 study, required for approval in Japan, is underway. Santen is taking the lead on next steps in preparation for registration in Japan. Clinical trials for Rocklatan® have not yet begun.
Glaucoma Product Manufacturing
We have a sterile fill production facility in Athlone, Ireland, for the production of our FDA approved products and clinical supplies, with the intent of having the Athlone manufacturing plant supply our ophthalmic products in all markets for which we received regulatory approval and are commercialized. The Athlone manufacturing plant began manufacturing commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. Shipments of commercial supply of Rocklatan® and Rhopressa® from the Athlone manufacturing plant to the United States commenced in the second half of 2020, respectively. In addition, the Athlone manufacturing plant has manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan as well as registration batches to support product approval in Japan. We expect to commence shipments of Rhopressa® to Santen pursuant to the Second Santen Agreement in the fourth quarter of 2022 for its sales to third parties in early 2023.
As the Athlone manufacturing plant commenced operations in early 2020, it has not reached full capacity. We expect that the Athlone manufacturing plant will have adequate capacity to produce for the markets included in the Santen Agreements, as needed, which include Europe, Japan, East Asia and certain other regions of the world, if approved for commercial distribution in those markets. The Athlone manufacturing plant manufactures most of our ongoing needs for Rhopressa® and Rocklatan® in the United States. We may continue to use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States, but at reduced levels as a result of the Athlone manufacturing plant commencing manufacturing operations.
Product Candidates and Pipeline
Our strategy includes enhancing our longer-term commercial potential by identifying and advancing additional product candidates through our internal discovery efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional ophthalmic products, technologies or product candidates that complement our current product portfolio.
Dry Eye Program
We are developing AR-15512 ophthalmic solution for the treatment of patients with dry eye disease. In September 2021, we reported topline results of our Phase 2b clinical study, named COMET-1, for AR-15512. We completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%) in a 90-day trial with 369 subjects. The COMET-1 clinical study achieved statistical significance for multiple pre-specified and validated signs and symptoms. The greatest efficacy was demonstrated with the higher concentration 0.003% formulation, which we plan to advance to Phase 3 studies. The study did not achieve statistical significance at the pre-determined primary endpoints at Day 28. We gained alignment with the FDA in the first quarter of 2022 on the results of the Phase 2b clinical trial and confirmed the design of the Phase 3 trials, which we currently expect to initiate in the second quarter of 2022.
Retina Program
Furthermore, we are currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-14034 SR. For AR-1105, we completed a large Phase 2 clinical trial for patients with macular edema due to RVO in July 2020 and reported topline results indicating sustained efficacy of up to six months. We have received advice from regulatory agencies in both Europe and the United States regarding clinical and regulatory pathways for Phase 3 clinical trials. We are currently evaluating Phase 3 development options as well as partnership opportunities. In addition, we are also working to advance our preclinical sustained-release retinal implant, AR-14034 SR, for which we anticipate filing an IND with the FDA in the second half of 2022.

Pipeline
We own over 4,000 ROCK inhibitor molecules that provide a basis for further research and development opportunities. We discovered and developed the active ingredient in Rhopressa® and Rocklatan® and netarsudil through a rational drug design approach that coupled medicinal chemistry with high content screening of compounds in proprietary cell-based assays. We selected and formulated netarsudil for preclinical in vivo testing following a detailed characterization of over 3,000 synthesized ROCK inhibitors, a number that has since grown to approximately 4,000. We evaluate this library on an ongoing basis for additional development opportunities. Early-stage evaluations of these molecules are underway for other ophthalmic indications. We continue to evaluate external business development opportunities to provide access to technologies developed outside of Aerie to complement our internal research and development efforts.
Impact of the COVID-19 Pandemic
In December 2019, there was an outbreak of a new strain of COVID-19 and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets.
The health and safety of our employees, patients, prescribers and community are of utmost importance during this time. We are complying with all requirements and mandates from various agencies and governments and we continue to monitor applicable federal and state regulations, including with respect to vaccination mandates and required weekly testing of unvaccinated employees. We have taken precautionary measures to protect our employees and our stakeholders and adapted company policy to maintain the continuity of our business. We have continued to operate effectively as most of our manufacturing plant personnel are working at the manufacturing plant with precautionary measures in place, while the balance of our workforce has the option to work remotely or to return to the office in accordance with state and local mandates. We may take further actions as government authorities require or recommend or as we determine to be in the best interest of our employees.
We continue to see eye-care professionals’ offices returning to full capacity and are using traditional in-person office meetings to remain in contact with eye-care professionals, while adhering to strict national guidelines with social distancing, as appropriate. We have seen a majority of eye-care professionals’ offices back to pre-COVID-19 capacity. For those eye-care professionals’ offices that are operating at reduced capacity, we are using a combination of in-person and virtual tools and resources to remain in contact with eye-care professionals. Furthermore, Aerie territory managers are experiencing successful engagement with eye-care professionals through traditional face-to-face office meetings or, when necessary, virtual resources. Our sales force is interactively communicating with physicians via different technological platforms and local peer-to-peer educational meetings are primarily being implemented via webinars when in-person meetings are not available.
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
We have not observed any disruptions to date in the supply chain for the production of Rhopressa® and Rocklatan®. We believe we have more than two years of starting materials and API in inventory, with the exception of starting material 6AIQ which we currently have one year of supply and an additional two years on order to deliver in 2022, and adequate supply of finished product on hand to support our commercial efforts for at least the next six months. Production of Rhopressa® and Rocklatan® is continuing.
Financial Overview
Our cash, cash equivalents and investments totaled $139.8 million as of December 31, 2021. In January 2022, we received a $90 million payment from Santen in connection with the Second Santen Agreement. We believe that our cash, cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months from the date of this filing, though there may be need for additional financing activity as we continue to grow, in addition to our aggregate principal amount of $316.25 million of Convertible Notes which mature on October 1, 2024. We continue to evaluate our product candidates and pipeline for collaboration and licensing opportunities. See “—Liquidity and Capital Resources” below and Note 10 to our consolidated financial statements included elsewhere in this report for further discussion.

We have incurred net losses since our inception in June 2005. Until 2018, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of December 31, 2021, we had an accumulated deficit of $1,153.9 million. We recorded net losses of $74.8 million, $183.1 million and $199.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rhopressa® and Rocklatan®, advancing our product candidates and pipeline, international expansion and operating our manufacturing plant in Athlone, Ireland.
We expect to incur operating losses until such a time when Rhopressa® or Rocklatan® or any current or future product candidates, if approved, or proceeds in connection with collaboration and licensing arrangements, generate sufficient cash flows for us to achieve profitability. Accordingly, we may be required to obtain further funding through debt or equity offerings or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts.
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
We will not generate any revenues from any product candidates or future product candidates unless and until we obtain regulatory approval and commercialize such products.
Licensing Revenues
Licensing revenues consist of the upfront license fee and supplemental upfront payment earned from the licensing of our intellectual property. We recognize revenues from license fees when the license is considered a right to use the intellectual property and we have provided all necessary information to the licensee to benefit from the license and the license term had begun. If it is probable that a significant reversal in the amount of cumulative revenue recognized will occur, we record the upfront license fees in deferred revenue, non-current until the uncertainty is resolved.
Cost of Goods Sold
Cost of goods sold consists of direct and indirect costs to procure and manufacture product sold, including third-party manufacturing costs. Prior to receiving FDA approval, these costs for Rhopressa® and Rocklatan® were expensed as pre-approval commercial manufacturing expenses (as defined below). We began capitalizing inventory costs for Rhopressa® and Rocklatan® after receipt of FDA approval. In January 2020 and September 2020, we received FDA approval to produce Rocklatan® and Rhopressa®, respectively, at the Athlone manufacturing plant for commercial distribution in the United States. Shipments of commercial supply of Rocklatan® and Rhopressa® from the Athlone manufacturing plant to the United States commenced in the second half of 2020. Production costs related to underutilized capacity at the manufacturing plant in Athlone, Ireland, are not included in the cost of inventory but are charged directly to cost of goods sold in our consolidated statements of operations and comprehensive loss in the period incurred. We expect cost of goods sold in 2022 to continue to be unfavorably impacted by production costs due to the underutilization at the Athlone manufacturing plant as a result of the Athlone manufacturing plant having become operational in early 2020 and has not reached full capacity. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity.

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
Other expense, net
Other expense, net primarily includes interest expense, interest income, foreign exchange gains and losses and other income and expense. Interest expense consists of interest expense under the Convertible Notes, including the amortization of debt discounts and issuance costs incurred. Interest income primarily consists of interest earned on our cash, cash equivalents and investments. See “—Liquidity and Capital Resources” below and Note 10 to our consolidated financial statements included elsewhere in this report for further discussion. Foreign exchange gains and losses are primarily due to the remeasurement of our lease liabilities, which are denominated in a foreign currency and held by a subsidiary with a U.S. dollar functional currency. Also included in other income and expense are changes in the fair value of equity securities and research and development tax credit refunds.
Income Tax Expense
Income tax expense primarily includes branch taxes of our non-U.S. subsidiaries.

Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Net product revenues for the year ended December 31, 2021 were generated through sales of Rhopressa® and Rocklatan® in the United States. Product revenue is recorded net of trade discounts, allowances, commercial and government rebates, co-pay program coupons, chargebacks, U.S. government funding requirements for the coverage gap (commonly called the “donut hole”) portion of the Medicare Part D program and estimated returns and other incentives, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities. Amounts billed or invoiced are included in accounts receivable, net on the consolidated balance sheet. We did not have any contract assets (unbilled receivables) at December 31, 2021, as customer invoicing generally occurs before or at the time of revenue recognition. We did not have any contract liabilities at December 31, 2021, as we did not receive payments in advance of fulfilling our performance obligations to our customers.
Net product revenue is typically recognized when the distributors obtain control of our products, which occurs at a point in time, typically upon delivery of products to the distributors. For the year ended December 31, 2021, three distributors accounted for 36.9%, 31% and 30.9% of total revenues, respectively. We evaluate the creditworthiness of each of our distributors to determine whether it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur. We do not assess whether a contract has a significant financing component if the expectation is such that the period between the transfer of the promised goods to the customer and the receipt of payment will be less than one year. Standard credit terms do not exceed 75 days.

We calculate our net product revenue based on the wholesale acquisition cost that we charge our distributors for Rhopressa® and Rocklatan® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D donut hole, patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix and lagged claims. Provisions for revenue reserves reduced product revenues by $247.1 million and $202.2 million in aggregate for the years ended December 31, 2021 and 2020, respectively, a significant portion of which related to commercial and Medicare Part D rebates. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.
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
Development, regulatory or commercial milestone payments: At the inception of each arrangement that includes payments based on the achievement of certain development, regulatory and sales-based or commercial events, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved. At the end of each subsequent reporting period, we will re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis and recorded as part of license revenues from collaborations during the period of adjustment.
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
Key weighted average assumptions utilized in the fair value calculation for the underlying common stock as of December 31, 2021, 2020 and 2019 appear in the table below.

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	68%	74%	74%
Risk-free interest rate	1.0%	0.9%	1.9%
Dividend yield	—	—	—

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020:

	YEAR ENDED DECEMBER 31,		CHANGE	% CHANGE
	2021	2020
	(in thousands, except percentages)
Product revenues, net	$112,134	$83,138	$28,996	35%
Licensing revenues	82,000	—	82,000	*
Total revenues, net	194,134	83,138	110,996	*
Costs and expenses:
Cost of goods sold	26,846	25,333	1,513	6%
Selling, general and administrative	137,805	137,184	621	—%
Pre-approval commercial manufacturing	—	2,304	(2,304)	(100)%
Research and development	75,837	74,007	1,830	2%
Total costs and expenses	240,488	238,828	1,660	1%
Loss from operations	(46,354)	(155,690)	109,336	(70)%
Other expense, net	(27,863)	(22,166)	(5,697)	26%
Loss before income taxes	$(74,217)	$(177,856)	$103,639	(58)%
Income tax expense	$593	$5,245	$(4,652)	(89)%
Net loss	$(74,810)	$(183,101)	$108,291	(59)%
*Percentage not meaningful
Product revenues, net
Product revenues, net were $112.1 million and $83.1 million for the years ended December 31, 2021 and 2020, respectively. Revenues recorded during the year ended December 31, 2021 relate to sales of our U.S. glaucoma franchise products, Rhopressa® and Rocklatan®. The year-over-year revenue increase is primarily due to higher volumes and higher net sales per unit, which was mostly attributable to renegotiating wholesaler agreements. Our sales volumes have increased each successive quarter in 2021 compared to the volumes in the corresponding quarters in 2020 for our glaucoma franchise products.
Licensing revenues
Licensing revenues were $82.0 million for the year ended December 31, 2021 and consisted of (i) $80.0 million of the $88.0 million upfront license fee associated with the Second Santen Agreement (“Europe Upfront Payment”) and (ii) the $2.0 million supplemental upfront payment earned in connection with the Second Santen Agreement. We recorded $8.0 million of the total $88.0 million Europe Upfront Payment in deferred revenue, non-current in our consolidated balance sheet until we have certainty around events that permit the commercialization of our franchised products in China as required under the Second Santen Agreement.
Cost of goods sold
Cost of goods sold was $26.8 million and $25.3 million for the years ended December 31, 2021 and 2020, respectively. Our gross margin percentage (over product revenues, net) was 76.1% and 69.5% for the years ended December 31, 2021 and 2020, respectively. Our cost of goods sold and gross margin percentage for the years ended December 31, 2021 and 2020 were unfavorably impacted by costs due to underutilized capacity at the Athlone manufacturing plant which increased cost of goods sold by $17.0 million and $17.0 million and lowered the gross margin percentage by 15.1% and 20.4%, respectively. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the Athlone manufacturing plant reaches full capacity. We received FDA approval to produce Rocklatan® and Rhopressa® in January 2020 and September 2020, respectively, at the Athlone manufacturing plant for commercial distribution in the United States. Prior to this approval, costs incurred for commercial-related manufacturing activities for both products were recorded to pre-approval commercial manufacturing expenses.

Selling, general and administrative expenses
Selling, general and administrative expenses were $137.8 million and $137.2 million for the years ended December 31, 2021 and 2020, respectively. Selling, general and administrative expenses increased by $0.6 million primarily due to higher sales and marketing expenses as well as travel expenses as a result of the easing of COVID-19 related travel restrictions, partially offset by lower overall employment-related expenses, including stock-based compensation.
Pre-approval commercial manufacturing expenses
Pre-approval commercial manufacturing expenses were zero and $2.3 million for the years ended December 31, 2021 and 2020, respectively. We received regulatory approval in January 2020 and September 2020 to produce Rocklatan® and Rhopressa®, respectively, at our Athlone manufacturing plant. The cost of Rocklatan® and Rhopressa® produced by the Athlone manufacturing plant for commercial distribution following regulatory approval was capitalized as inventory or expensed to cost of goods sold. Further, we received regulatory approval for our additional Rocklatan® drug product contract manufacturer, which began to supply commercial product in the first quarter of 2020. The cost of commercial Rocklatan® produced by the additional contract manufacturer following regulatory approval was capitalized as inventory.
Research and development expenses
Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of costs incurred for the research and development of our preclinical and clinical product candidates, which include but are not limited to: (1) expenses incurred under agreements with contract research organizations, contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies; (2) costs associated with any collaboration arrangements, licenses or acquisitions of preclinical molecules, product candidates or technologies; and (3) costs associated with our preclinical activities, development activities and regulatory operations. We do not allocate employee-related expenses, stock-based compensation or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs.

	YEAR ENDED DECEMBER 31,		CHANGE	% CHANGE
	2021	2020
	(in thousands, except percentages)
Direct research and development expenses by program:
Rhopressa®	$6,327	$3,199	$3,128	98%
Rocklatan®	376	6,009	(5,633)	(94)%
AR-15512	9,867	5,948	3,919	66%
Retina programs (1)	7,273	4,943	2,330	47%
Other direct research and development program costs (2)	1,601	334	1,267	*
Total direct research and development program costs	25,444	20,433	5,011	25%
Employee-related costs	25,080	27,831	(2,751)	(10)%
Stock-based compensation	7,573	10,221	(2,648)	(26)%
Other indirect costs (3)	17,740	15,522	2,218	14%
Research and development expenses	$75,837	$74,007	$1,830	2%
*Percentage not meaningful
(1) Consists of AR-1105, AR-13503 SR and AR-14034 SR in 2021. Consists of AR-1105 and AR-13503 SR in 2020.
(2) Other direct research development program costs primarily includes AR-6121.
(3) Consists primarily of other indirect costs incurred for the research and development of preclinical and clinical product candidates, including expenses associated with our research facilities such as lab supplies, depreciation and other research facility related costs. Also included in these costs are travel expenses, which were higher in 2021 as a result of the easing of COVID-19 related travel restrictions.
Research and development expenses were $75.8 million and $74.0 million for the years ended December 31, 2021 and 2020, respectively, and increased by $1.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase primarily relates to a $3.9 million increase in spend for the development of AR-15512 due to our Phase 2b clinical study, COMET-1, which we reported topline results in September 2021. Additionally, there was an increase of $3.1 million in expenses associated with Rhopressa®, respectively, as described below, as well as a $2.3 million increase in spend related to the development of our retina program.
These increases were partially offset by a decrease of $5.6 million in expenses associated with Rocklatan® due to lower costs related to the Mercury 3 registration trial in Europe and a decrease of $5.4 million in employee-related expenses, including stock-based compensation.
Furthermore, expenses for Rhopressa® increased by $3.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by ongoing costs for the Rhopressa® Phase 3 clinical trial in Japan. Santen’s portion of these shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan were recorded as deferred revenue, non-current in the condensed consolidated balance sheets. In October 2021, we reported positive topline results in this Phase 3 clinical trial, which is the first of three expected in Japan. Under the terms of the First Santen Agreement, Santen is responsible for the development and cost of the remaining two Phase 3 studies.
Other expense, net
Other expense, net consists of the following:

	YEAR ENDED DECEMBER 31		CHANGE	% CHANGE
	2021	2020
	(in thousands, except percentages)
Interest income	$139	$1,984	$(1,845)	(93)%
Interest expense	(28,904)	(26,476)	(2,428)	9%
Other income	902	2,326	(1,424)	(61)%
Other expense, net	$(27,863)	$(22,166)	$(5,697)	26%

Other expense, net increased by $5.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Interest expense increased by $2.4 million during the year ended December 31, 2021 due to the amortization of debt discounts and issuance costs associated with the Convertible Notes which were issued in September 2019.
Other income decreased by $1.4 million during the year ended December 31, 2021 primarily due to $2.3 million in realized loss on equity securities sold as of March 31, 2021 offset by an increase in the unrealized gain from foreign exchange and an increase in the realized gain from foreign exchange.
Interest income decreased by $1.8 million during the year ended December 31, 2021 and related to interest income on our cash, cash equivalents and investments.
Income tax expense
Income tax expense consists of the following:

	YEAR ENDED DECEMBER 31		CHANGE	% CHANGE
	2021	2020
	(in thousands, except percentages)
Income tax expense	$593	$5,245	$(4,652)	(89)%
Income tax expense decreased by $4.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to $5.0 million in withholding taxes incurred in the fourth quarter of 2020 related to the $50.0 million upfront payment made by Santen pursuant to the First Santen Agreement.

Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities and the issuance of convertible notes. In addition, we generate cash flow from product revenues related to sales of Rhopressa® and Rocklatan® in the United States. Further, we entered into the Second Santen Agreement in December 2021 which included the Europe Upfront Payment of $88.0 million which we received in January 2022 and a supplemental upfront payment of $2.0 million. This was an expansion of the First Santen Agreement pursuant to which Santen made an upfront payment of $50.0 million (the “Japan Upfront Payment”) in the fourth quarter of 2020.
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
Sources of Liquidity
During years ended December 31, 2021 and 2020, we have:
•entered into the First Santen Agreement in October 2020 to advance our clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and East Asia. Pursuant to the First Santen Agreement, Santen made the $50.0 million Japan Upfront Payment in the fourth quarter of 2020, which was recognized in deferred revenue, non-current in our consolidated balance sheets. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information; and
•entered into the Second Santen Agreement in December 2021, which expanded the territories of the First Santen Agreement to include Europe, China, India, the Middle East, CIS, parts of Latin America, the Oceania countries and certain other regions. Pursuant to the Second Santen Agreement, Santen paid the $88.0 million Europe Upfront Payment and $2.0 million supplemental upfront payment in January 2022, of which $82.0 million was recognized as licensing revenues in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information.
We also have outstanding $316.25 million aggregate principal amount of Convertible Notes which mature on October 1, 2024.
As of December 31, 2021, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $139.8 million. In January 2022, we received a $90.0 million payment from Santen in connection with the Second Santen Agreement. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information. We believe that our cash, cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months. See “—Operating Capital Requirements.” We continue to evaluate our product candidates and pipeline for collaboration and licensing opportunities.
Cash Flows
The following table summarizes our sources and uses of cash:

	YEAR ENDED DECEMBER 31,
	2021	2020
Net cash (used in) provided by:	(in thousands)
Operating activities	$(99,154)	$(64,690)
Investing activities	(18,201)	73,179
Financing activities	2,972	(859)
Net (decrease) increase in cash and cash equivalents	$(114,383)	$7,630
Operating Activities
During the year ended December 31, 2021, net cash used in operating activities of $99.2 million related to a net loss of $74.8 million, adjusted for non-cash items of $68.2 million primarily related to amortization and accretion, stock-based compensation expense and depreciation and $92.6 million related to changes in operating assets and liabilities which primarily consisted of the $90.0 million licensing receivable related to the Second Santen Agreement received in January 2022.

During the year ended December 31, 2020, net cash used in operating activities of $64.7 million related to a net loss of $183.1 million, adjusted for non-cash items of $73.5 million primarily related to stock-based compensation expense, amortization and accretion and depreciation and net cash inflows of $44.9 million related to changes in operating assets and liabilities. The changes in operating assets and liabilities included the $50.0 million Japan Upfront Payment in deferred revenue as of December 31, 2020.
Investing Activities
During the year ended December 31, 2021, our investing activities used net cash of $18.2 million primarily related to purchases of available-for-sale investments of $132.4 million and purchases of property, plant and equipment of $3.3 million, primarily related to our manufacturing plant in Athlone, Ireland, partially offset by sales and maturities of investments of $117.5 million.
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
Financing Activities
During the year ended December 31, 2021, our financing activities provided net cash of $3.0 million primarily related to net proceeds from the issuance of common stock for stock-based compensation arrangements.
During the year ended December 31, 2020, our financing activities used net cash of $0.9 million, primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock.
Operating Capital Requirements
We expect to incur ongoing operating losses until such a time when Rhopressa®, Rocklatan®, Rhokiinsa® or Roclanda® or any product candidates or future product candidates, if approved, generate sufficient cash flows to achieve profitability.
Our principal liquidity requirements are for: working capital; operating expenses including for commercialization and manufacturing activities; expenses associated with developing our pipeline opportunities, including pursuing strategic growth opportunities; costs associated with executing our international expansion strategy, including clinical and potential commercialization activities in certain geographical regions around the world; contractual obligations; and capital expenditures.
We believe that our cash, cash equivalents and investments and projected cash flows from revenues will provide sufficient resources to support our operations through at least the next twelve months from the date of this filing. We are required to make semi-annual interest payments in cash in arrears on the Convertible Notes at a rate of 1.50% per annum on April 1 and October 1 of each year, which began on April 1, 2020.
Our future funding requirements will depend on many factors, including, but not limited to the following:
•commercial performance of Rhopressa®, Rocklatan®, Rhokiinsa® or Roclanda® or any current or future product candidates, if approved;
•costs of commercialization activities for Rhopressa®, Rocklatan®, Rhokiinsa® or Roclanda® and any current or future product candidates, if approved;
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
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception in June 2005. We expect to continue to incur U.S. NOLs until such a time when Rhopressa® or Rocklatan® or any other product, if approved in the future, generates adequate revenues to render Aerie profitable. We launched Rhopressa® in the United States at the end of April 2018 and Rocklatan® in May 2019. As a result, we commenced generating product revenues related to sales of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019; however, we did not generate U.S. taxable income in 2018 through 2021. The NOLs may be utilized to offset taxable income generated in the future.
As of December 31, 2021, we had federal and state NOL carryforwards of approximately $635.1 million and $616.3 million, respectively. Federal NOLs that arose prior to 2018 and state NOLs will begin to expire at various dates beginning in 2031 and 2023, respectively. Federal NOLs that arose on or after January 1, 2018, can be carried forward indefinitely to be utilized against future income, but can only be used to offset a maximum of 80% of our federal taxable income in any year. As of December 31, 2021, we had foreign NOL carryforwards of $66.0 million, which are available solely to offset taxable income of our foreign subsidiaries, subject to any applicable limitations under foreign law.
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
In December 2017, the Tax Act was signed into law and enacted significant changes to the Internal Revenue Code of 1986, as amended. This new tax legislation, among other changes, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also repealed the corporate alternative minimum tax (“AMT”) for tax years beginning after December 31, 2017 and provides that existing AMT credit carryovers are refundable in tax years beginning after December 31, 2017. Many provisions in the Tax Act were generally effective in tax years beginning in 2018. The Tax Act eliminated the expensing of R&D costs beginning in 2022 and would require these costs to be amortized over five years if the R&D activities are performed in the United States and 15 years if the activities are performed outside of the United States. This may result in us having more taxable income for the 2022 tax year and into the future which can be offset by existing net operating losses. Legislation has been introduced to delay the application of this new amortization requirement for five years until tax years beginning after 2025. The prospects for this legislation are uncertain. We will continue to analyze additional information and guidance related to certain aspects of the Tax Act in assessing the potential impact in the future. On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes several business tax provisions which include, but are not limited to modifications of federal net operating loss carrybacks and deductibility, changes to prior year refundable alternative minimum tax liabilities, increase of limitations on business interest deductions from 30 percent to 50 percent of earnings before interest, taxes, depreciation, and amortization, technical corrections of the classification of qualified improvement property making them eligible for bonus depreciation, increase of the limits on charitable contribution deductions from 10 percent to 25 percent of adjusted taxable income, modifications of the treatment of federal loans, loan guarantees, and other investments, suspension of industry specific excise taxes, deferral of the company portion of Old Age, Survivors, and Disability Insurance Program (“OASDI”), and implementation of a refundable employee retention tax credit. The CARES Act did not have a material impact on our consolidated financial statements as of and for the year ended December 31, 2020. We will continue to monitor additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service.
The CARES Act provides for the delay in the required deposit of the employer portion of the OASDI payroll tax from the date of enactment through the end of 2020. Of the taxes that we deferred, 50 percent of the deferred payroll taxes in the amount of $0.7 million were deposited by the end of 2021 and the remaining 50 percent are required to be deposited by the end of 2022. As of December 31, 2021, we have deferred $0.7 million payroll taxes related to the employer portion of the OASDI tax.

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
See Note 10 to our consolidated financial statements included elsewhere in this report for more information.
Contractual Obligations and Commitments
Our lease obligations are primarily related to our principal executive office and research facility in Durham, North Carolina, and corporate offices in Bedminster, New Jersey, Irvine, California and other foreign offices, and expire through October 2029. Additionally, we are leasing approximately 30,000 square feet of interior floor space related to our manufacturing plant in Athlone, Ireland. We are permitted to terminate the lease agreement beginning in September 2027. Refer to Note 8 to our consolidated financial statements included in this report for further information.
In September 2019, we issued Convertible Notes, which mature on October 1, 2024 and bear interest at a rate of 1.50% per annum. Refer to Note 10 to our consolidated financial statements included in this report for further information.
We have purchase obligations that consist primarily of non-cancelable commitments under our contract manufacturing agreements.
We have agreements with third-parties with contingent milestone payments that are potentially payable by us, as more fully described in Note 13 to our consolidated financial statements included elsewhere in this report. These payments are contingent upon achieving certain development and/or regulatory milestones that may or may not ever be achieved. Therefore, our requirement to make such payments in the future, if at all, as well as the timing of any such payments is highly uncertain.
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
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies but has a U.S. dollar functional currency. We do not currently have a foreign currency hedging program. To date and during the year ended December 31, 2021, foreign currency exposure and foreign currency financial instruments have not been material.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2021, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Under the supervision of and with the participation of our principal executive officer and our principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

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

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on October 30, 2013).

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on October 30, 2013).

4.1
Indenture, dated as of September 9, 2019, by and between Aerie Pharmaceuticals, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on September 10, 2019).

4.2
Form of 1.50% Convertible Senior Note due 2024 (included within the Indenture filed as Exhibit 4.1 and incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on September 10, 2019).

4.3*	Description of the Registrant's Securities.

10.1#
Form of Aerie Pharmaceuticals, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.2#
Aerie Pharmaceuticals, Inc. Second Amended and Restated Omnibus Incentive Plan (incorporated by reference to the appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36152) filed on April 27, 2018).

10.3#
Form of Aerie Pharmaceuticals, Inc. Incentive Stock Option Agreement (Cliff Vesting) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on February 24, 2015).

10.4#
Form of Aerie Pharmaceuticals, Inc. Incentive Stock Option Agreement (Monthly Vesting) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on February 24, 2015).

10.5#
Form of Aerie Pharmaceuticals, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on February 24, 2015).

10.6#
Form of Aerie Pharmaceuticals, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on March 19, 2014).

10.7#
Aerie Pharmaceuticals, Inc. 2005 Stock Option Plan, dated as of July 13, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.8#
First Amendment of Aerie Pharmaceuticals, Inc. 2005 Stock Option Plan, dated as of February 19, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.9#
Second Amendment of Aerie Pharmaceuticals, Inc. 2005 Stock Option Plan, dated as of December 3, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.10#
Third Amendment of Aerie Pharmaceuticals, Inc. 2005 Stock Option Plan, dated as of February 23, 2011 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.11#
Fourth Amendment of Aerie Pharmaceuticals, Inc. 2005 Stock Option Plan, dated as of August 9, 2013 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.12#
Fifth Amendment of Aerie Pharmaceuticals, Inc. 2005 Stock Option Plan, dated as of September 16, 2013 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 3, 2013).

10.13#
Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Form S-1 Registration Statement (File No. 333-191219) filed on October 21, 2013).

10.14#
Employment Agreement, dated as of September 20, 2013, by and between Aerie Pharmaceuticals, Inc. and Vicente Anido, Jr., Ph.D. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191219) filed on October 3, 2013).

10.15#
Amended and Restated Employment Agreement, dated as of July 25, 2017, by and between Aerie Pharmaceuticals, Inc. and Vicente Anido, Jr., Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on July 26, 2017).

10.16#
Amended and Restated Employment Agreement, dated as of December 18, 2013, between Aerie Pharmaceuticals, Inc. and Thomas Mitro (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on December 20, 2013).

10.16.1#
Amendment to Amended and Restated Employment Agreement, dated as of March 6, 2017, by and between Aerie Pharmaceuticals, Inc. and Thomas Mitro (incorporated by reference to Exhibit 10.16.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

10.17#
Amended and Restated Employment Agreement, dated as of December 18, 2013, between Aerie Pharmaceuticals, Inc. and Richard Rubino (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on December 20, 2013).

10.17.1#
Amendment to Amended and Restated Employment Agreement, dated as of March 6, 2017, by and between Aerie Pharmaceuticals, Inc. and Richard Rubino (incorporated by reference to Exhibit 10.17.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

10.18#
Employment Agreement, dated as of December 18, 2013, between Aerie Pharmaceuticals, Inc. and Casey Kopczynski (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36152) filed on December 20, 2013).

10.18.1#
Amendment to Employment Agreement, dated as of March 6, 2017, by and between Aerie Pharmaceuticals, Inc. and Casey Kopczynski (incorporated by reference to Exhibit 10.18.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

10.19#
Aerie Pharmaceuticals, Inc. Second Amended & Restated Inducement Award Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-8 Registration Statement (File No. 333-223364) filed on March 1, 2018).

10.20#
Form of Aerie Pharmaceuticals, Inc. Inducement Award Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

10.21#
Form of Aerie Pharmaceuticals, Inc. Inducement Award Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

10.22#
Employment Agreement, dated as of January 19, 2018, by and between Aerie Pharmaceuticals, Inc. and John LaRocca (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36152) filed on May 9, 2018).

10.23#
Employment Agreement, dated as of October 7, 2019, by and between Aerie Pharmaceuticals, Inc. and David Hollander (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on February 24, 2020).

10.24	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 001-36152) filed on November 7, 2019).

10.25	Form of Additional Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q (File No. 001-36152) filed on November 7, 2019).

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

10.29††*	Third Amendment to Contract Manufacturing Supply Agreement, dated as of January 1, 2020, by and between Bausch & Lomb Incorporated, Aerie Pharmaceuticals, Inc. and Aerie Distribution Incorporated.

10.30†
Manufacture and Supply Agreement, dated as of January 1, 2018, by and between Cayman Chemical Company, Incorporated and Aerie Distribution, Incorporated (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 10-Q (File No. 001-36152) filed on November 7, 2018).

10.31#
Form of Aerie Pharmaceuticals, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on February 24, 2020).

10.32#
Amendment to Aerie Pharmaceuticals, Inc. Second Amended & Restated Inducement Award Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on February 24, 2020).

10.33††
Collaboration and License Agreement, dated as of October 28, 2020, by and between Aerie Pharmaceuticals Ireland, Ltd. and Santen Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on February 26, 2021).

10.34#
Letter Agreement, dated as of September 20, 2021, by and between Aerie Pharmaceuticals, Inc. and Benjamin F. McGraw, III, Pharm.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36152) filed on November 5, 2021).

10.35††*	Collaboration and License Agreement, dated as of December 6, 2021, by and between Aerie Pharmaceuticals Ireland, Ltd. and Santen SA.

10.36#*	Employment Agreement, dated as of December 15, 2021, by and between Aerie Pharmaceuticals, Inc. and Raj Kannan.

10.37#*	Form of Aerie Pharmaceuticals, Inc. Inducement Award Plan Nonqualified Stock Option Agreement (Raj Kannan).

10.38#*	Form of Aerie Pharmaceuticals, Inc. Inducement Award Plan Restricted Stock Agreement (Raj Kannan).

10.39#*	Form of Aerie Pharmaceuticals, Inc. Inducement Award Plan Incentive Stock Option Agreement (Benjamin F. McGraw, III, Pharm.D.).

10.40#*	Form of Aerie Pharmaceuticals, Inc. Inducement Award Plan Restricted Stock Agreement (Benjamin F. McGraw, III, Pharm.D.).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36152) filed on March 9, 2017).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Database.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File.

†	Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.
††	In accordance with Item 601(a)(5) of Regulation S-K, certain schedules (or similar attachments) to this exhibit have been omitted from this filing. The registrant will provide a copy of any omitted schedule to the Securities and Exchange Commission or its staff upon request. In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain provisions or terms of this exhibit have been redacted. The registrant will provide an unredacted copy of the exhibit on a supplemental basis to the Securities and Exchange Commission or its staff upon request.

#	Exhibit is a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets at December 31, 2021 and 2020, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019 (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 and (v) Notes to Consolidated Financial Statements.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: February 25, 2022	By:	/S/ RAJ KANNAN
Raj Kannan
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ RAJ KANNAN	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Raj Kannan

/S/ BENJAMIN F. MCGRAW III, PHARM.D.	Interim Executive Chair of the Board (Principal Financial Officer)	February 25, 2022
Benjamin F. McGraw, III, Pharm.D.

/S/ JEFFREY M. CALABRESE, CPA	Vice President, Finance (Principal Accounting Officer)	February 25, 2022
Jeffrey M. Calabrese, CPA

/S/ GERALD D. CAGLE, PH.D.	Director	February 25, 2022
Gerald D. Cagle, Ph.D.

/S/ RICHARD CROARKIN	Director	February 25, 2022
Richard Croarkin

/S/ MECHIEL M. DU TOIT	Director	February 25, 2022
Mechiel M. du Toit

/S/ PETER J. MCDONNELL, M.D.	Director	February 25, 2022
Peter J. McDonnell, M.D.

/S/ DAVID W. GRYSKA	Director	February 25, 2022
David W. Gryska

/S/ JULIE MCHUGH	Director	February 25, 2022
Julie McHugh

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AERIE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Aerie Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aerie Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Provisions for Revenue Reserves – Commercial and Medicare Part D Rebates
As described in Notes 2 and 3 to the consolidated financial statements, product revenues are recorded net of provisions. Such provisions include estimated rebates to third-party payers and estimated payments for the Medicare Part D prescription drug program. Management estimates the rebates it expects to be obligated to provide to third-party payers and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. Provisions for revenue reserves reduced product revenues by $247.1 million in aggregate for the year ended December 31, 2021, a significant portion of which related to commercial and Medicare Part D rebates. Management estimates the reserves based on contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix, and lagged claims.
The principal considerations for our determination that performing procedures relating to provisions for revenue reserves – commercial and Medicare Part D rebates is a critical audit matter are the significant judgments made by management due to the significant measurement uncertainty involved in developing these provisions, as the provisions are based on assumptions developed using forecasted customer mix and lagged claims. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to these assumptions.
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
February 24, 2022
We have served as the Company’s auditor since 2011.

AERIE PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	DECEMBER 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$37,187	$151,570
Short-term investments	102,614	88,794
Accounts receivable, net	68,828	56,022
Inventory	40,410	27,059
Licensing receivable	90,000	—
Prepaid expenses and other current assets	16,611	8,310
Total current assets	355,650	331,755
Property, plant and equipment, net	51,472	54,260
Operating lease right-of-use assets	22,669	14,084
Other assets	1,600	1,946
Total assets	$431,391	$402,045
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,285	$8,826
Accrued expenses and other current liabilities	112,341	90,723
Operating lease liabilities	4,365	4,923
Total current liabilities	124,991	104,472
Convertible notes, net	234,527	210,373
Deferred revenue, non-current	64,315	50,858
Operating lease liabilities, non-current	21,751	10,206
Other non-current liabilities	3,140	2,168
Total liabilities	448,724	378,077
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of December 31, 2021 and December 31, 2020; None issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 48,444,473 and 46,821,644 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	48	47
Additional paid-in capital	1,136,656	1,103,074
Accumulated other comprehensive loss	(126)	(52)
Accumulated deficit	(1,153,911)	(1,079,101)
Total stockholders’ (deficit) equity	(17,333)	23,968
Total liabilities and stockholders’ (deficit) equity	$431,391	$402,045
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Product revenues, net	$112,134	$83,138	$69,888
Licensing revenues	82,000	—	—
Total revenues, net	194,134	83,138	69,888
Costs and expenses:
Cost of goods sold	26,846	25,333	4,833
Selling, general and administrative	137,805	137,184	138,402
Pre-approval commercial manufacturing	—	2,304	22,767
Research and development	75,837	74,007	91,378
Total costs and expenses	240,488	238,828	257,380
Loss from operations	(46,354)	(155,690)	(187,492)
Other expense, net	(27,863)	(22,166)	(12,179)
Loss before income taxes	(74,217)	(177,856)	(199,671)
Income tax expense (benefit)	593	5,245	(90)
Net loss	$(74,810)	$(183,101)	$(199,581)
Net loss per common share—basic and diluted	$(1.61)	$(3.99)	$(4.39)
Weighted average number of common shares outstanding—basic and diluted	46,336,346	45,897,255	45,427,154

Net loss	$(74,810)	$(183,101)	$(199,581)
Unrealized (loss) gain on available-for-sale investments	(74)	40	(92)
Comprehensive loss	$(74,884)	$(183,061)	$(199,673)
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ (Deficit) Equity
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2018	45,478,883	$45	$924,180	$—	$(696,419)	$227,806
Issuance of common stock upon exercise of stock options and warrants	612,759	—	3,140	—	—	3,140
Issuance of common stock upon exercise of stock purchase rights	42,611	—	979	—	—	979
Issuance of common stock for restricted stock awards, net	330,416	1	(2,630)	—	—	(2,629)
Stock-based compensation	—	—	45,551	—	—	45,551
Other comprehensive loss	—	—	—	(92)	—	(92)
Equity component of Convertible Notes, net of issuance costs of $3,725	—	—	124,666	—	—	124,666
Payment for capped call share options	—	—	(32,890)	—	—	(32,890)
Net loss	—	—	—	—	(199,581)	(199,581)
Balances at December 31, 2019	46,464,669	46	1,062,996	(92)	(896,000)	166,950
Issuance of common stock upon exercise of stock options and warrants	51,333	1	171	—	—	172
Issuance of common stock upon exercise of stock purchase rights	60,857	—	724	—	—	724
Issuance of common stock for restricted stock awards, net	244,785	—	(1,754)	—	—	(1,754)
Stock-based compensation	—	—	40,937	—	—	40,937
Other comprehensive income	—	—	—	40	—	40
Net loss	—	—	—	—	(183,101)	(183,101)
Balances at December 31, 2020	46,821,644	47	1,103,074	(52)	(1,079,101)	23,968
Issuance of common stock upon exercise of stock options	1,135,607	1	3,490	—	—	3,491
Issuance of common stock upon exercise of stock purchase rights	119,414	—	1,176	—	—	1,176
Issuance of common stock for restricted stock awards, net	367,808	—	(1,695)	—	—	(1,695)
Stock-based compensation	—	—	30,611	—	—	30,611
Other comprehensive loss	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(74,810)	(74,810)
Balances at December 31, 2021	48,444,473	48	1,136,656	(126)	(1,153,911)	(17,333)
The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(74,810)	$(183,101)	$(199,581)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,399	6,366	5,138
Amortization and accretion	31,101	27,792	12,976
Acquisition of assets expensed to research and development	—	—	10,171
Stock-based compensation	29,524	40,095	45,093
Other non-cash	1,194	(732)	(271)
Changes in operating assets and liabilities
Accounts receivable, net	(12,806)	(17,668)	(35,639)
Inventory	(12,101)	(5,166)	(10,257)
Prepaid, current and other assets(1)	(7,285)	340	(2,144)
Licensing receivable	(90,000)	—	—
Accounts payable, accrued expenses and other current liabilities	21,580	22,536	28,766
Operating lease liabilities	(5,407)	(6,010)	(4,682)
Deferred revenue	13,457	50,858	—
Net cash used in operating activities	(99,154)	(64,690)	(150,430)
Cash flows from investing activities
Acquisition of assets	—	—	(7,835)
Purchase of available-for-sale investments	(132,361)	(116,591)	(165,454)
Proceeds from sales and maturities of investments	117,451	192,870	—
Purchase of property, plant and equipment	(3,291)	(3,100)	(9,958)
Net cash (used in) provided by investing activities	(18,201)	73,179	(183,247)
Cash flows from financing activities
Proceeds from loan	—	8,274	—
Repayment of loan	—	(8,274)	—
Proceeds related to issuance of common stock for stock-based compensation arrangements, net	2,972	(859)	684
Proceeds from exercise of warrants	—	—	761
Proceeds from convertible notes, net of issuance costs	—	—	308,349
Payments of issuance costs	—	—	(1,769)
Payment for capped call options	—	—	(32,890)
Other financing	—	—	(336)
Net cash provided by (used in) financing activities	2,972	(859)	274,799
Net change in cash and cash equivalents	(114,383)	7,630	(58,878)
Cash and cash equivalents, at beginning of period	151,570	143,940	202,818
Cash and cash equivalents, at end of period	$37,187	$151,570	$143,940
Supplemental disclosures
Cash paid for interest	$4,744	$5,034	$6,496
Cash paid for income taxes	$—	$4,987	$—
Non-cash investing and financing activities:
Liabilities incurred from Avizorex Asset Acquisition	$—	$—	$1,186
Purchases of property, plant and equipment in accounts payable and accrued expense and other current liabilities	$922	$374	$771

The accompanying notes are an integral part of these consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Notes to the Consolidated Financial Statements

1.    The Company
Aerie Pharmaceuticals, Inc. (“Aerie”), with its wholly-owned subsidiaries, Aerie Distribution, Inc., Aerie Pharmaceuticals Limited, Aerie Pharmaceuticals Ireland Limited and Avizorex Pharma S.L. (“Aerie Distribution,” “Aerie Limited,” “Aerie Ireland Limited” and “Avizorex,” respectively, together with Aerie, the “Company”), is a pharmaceutical company focused on the discovery, development and commercialization of first-in-class ophthalmic therapies for the treatment of patients with eye diseases and conditions including open-angle glaucoma, dry eye, diabetic macular edema (“DME”) and wet age-related macular degeneration (“AMD”). The Company has its principal executive offices in Durham, North Carolina, and operates as one business segment.
U.S. Commercialization of the Glaucoma Franchise
The Company has developed and commercialized two U.S. Food and Drug Administration (“FDA”) approved products, Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”) and Rocklatan® (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”), which are sold in the United States and comprise its glaucoma franchise. Rhopressa® is a once-daily eye drop designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, a commonly prescribed drug for the treatment of patients with open-angle glaucoma or ocular hypertension. The Company is commercializing Rhopressa®, which was launched in the United States in April 2018, and Rocklatan®, which was launched in the United States in May 2019.
Efforts Outside the United States
In addition to actively promoting Rhopressa® and Rocklatan® in the United States, the Company is also developing business opportunities outside of the United States and has made progress in its efforts to commercialize Rhopressa® and Rocklatan® in Europe, Japan and other regions of the world.
The Company partnered and has collaboration agreements in place with Santen Pharmaceuticals Co., Ltd. (“Santen Pharmaceuticals”) and Santen SA (“Santen SA” and, together with Santen Pharmaceuticals, “Santen”) to develop and commercialize its products in Japan and South Korea, Indonesia, Malaysia, Philippines, Singapore, Thailand, Vietnam and Taiwan (collectively, “East Asia”), as well as Europe, China, India, the Middle East, Commonwealth of Independent States (“CIS”), Africa, parts of Latin America and the Oceania countries. The initial Collaboration and License Agreement with Santen was executed in October 2020 (the “First Santen Agreement”) to advance the Company’s clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and East Asia. The second Collaboration and License Agreement with Santen (the “Second Santen Agreement” and, together with the First Santen Agreement, “Santen Agreements”) was executed in December 2021 to develop and commercialize Rhopressa® and Rocklatan® in Europe, China, India, the Middle East, CIS, Africa, parts of Latin America and the Oceania countries. See Note 3 for additional information.
In Europe, Rhopressa® and Rocklatan® will be marketed under the names Rhokiinsa® and Roclanda®, respectively. Rhokiinsa® and Roclanda® were granted a Centralised Marketing Authorisation (“Centralised MA”) by the European Commission (“EC”) in November 2019 and January 2021, respectively. In April 2021, Roclanda® received marketing authorisation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in Great Britain.
In Japan, in October 2021, the Company reported positive topline results for its Phase 3 clinical trial of netarsudil ophthalmic solution 0.02%, the first of three expected Phase 3 clinical trials in Japan. A second, confirmatory Phase 3 study, required for approval in Japan, is underway. Santen is taking the lead on next steps in preparation for registration in Japan. Clinical trials for Rocklatan® in Japan have not yet begun.
Glaucoma Product Manufacturing
The Company has a sterile fill production facility in Athlone, Ireland, for the production of its FDA approved products and clinical supplies, which was completed in the second quarter of 2019. The Company received FDA approval to produce Rocklatan® and Rhopressa® at the Athlone manufacturing plant for commercial distribution in the United States in January 2020 and September 2020, respectively. The Athlone manufacturing plant began manufacturing commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. Shipments of commercial supply of Rocklatan® and Rhopressa® from the Athlone manufacturing plant to the United States commenced in the second half of 2020. In addition, the Athlone manufacturing plant has manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan as well as registration batches to support product approval in Japan.
Product Candidates and Pipeline
The Company is furthering the development of its product candidates focused on dry eye and retinal diseases, as described below.
Dry Eye Program
The Company is developing AR-15512 ophthalmic solution for the treatment of patients with dry eye disease. The active ingredient in AR-15512 is a potent and selective agonist of the TRPM8 ion channel, a cold sensor and osmolarity sensor that regulates tear production and blink rate. In addition, activating the TRPM8 receptor may reduce ocular discomfort by promoting a cooling sensation.
In September 2021, the Company reported topline results of its Phase 2b clinical study, named COMET-1, for AR-15512. The Company completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%) in a 90-day trial with 369 subjects. The COMET-1 clinical study achieved statistical significance for multiple pre-specified and validated signs and symptoms. The greatest efficacy was demonstrated with the higher concentration 0.003% formulation, which the Company plans to advance to Phase 3 studies. The study did not achieve statistical significance at the pre-determined primary endpoints at Day 28.
Retina Program
The Company is currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-14034 SR. For AR-1105, a dexamethasone steroid implant, the Company completed a large Phase 2 clinical trial for patients with macular edema due to retinal vein occlusion (“RVO”) in July 2020 and reported topline results indicating sustained efficacy of up to six months.
The preclinical sustained-release implant AR-14034 SR is being designed to deliver the active ingredient axitinib, a potent small molecule pan-vascular endothelial growth factor (“VEGF”) receptor inhibitor. AR-14034 SR has the potential to provide a duration of effect of approximately one year with a once per-year injection. It may potentially be used to treat DME, wet AMD and related diseases of the retina.
Liquidity
The Company commenced generating product revenues related to the sales in the United States of Rhopressa® in the second quarter of 2018 and Rocklatan® in the second quarter of 2019. The Company’s activities prior to the commercial launch of Rhopressa® had primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has incurred losses and experienced negative operating cash flows since inception. The Company had previously funded its operations primarily through the sale of equity securities and issuance of convertible notes prior to generating product revenues. In September 2019, the Company issued an aggregate principal amount of $316.25 million of 1.50% convertible senior notes due 2024 (the “Convertible Notes”). See Note 10 for additional information. Further, the Company entered into the First Santen Agreement and Second Santen Agreement in October 2020 and December 2021, respectively, pursuant to which Santen made upfront payments of $50 million and $88 million, respectively. In December 2021, the Company also earned a $2 million supplemental upfront payment associated with the Second Santen Agreement. The upfront payments associated with the Second Santen Agreement were received in January 2022. See Note 3 for additional information. As of December 31, 2021, the Company had $139.8 million in cash, cash equivalents and investments. The Company believes that its cash, cash equivalents and investments, and projected cash flows from revenues will provide sufficient resources to support its operations, including interest payments for its Convertible Notes, through at least the next twelve months from the date of this filing. The Company continues to evaluate collaboration and licensing opportunities related to its pipeline products.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition and stock-based compensation. On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a pandemic. The full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition, including net product revenue, cost and expenses, reserves and allowances, manufacturing and clinical trials, may still not be known and will depend on future developments that continue to be uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on eye-care professionals, patients, third parties and markets. Actual results could differ from the Company’s estimates.
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
The Company relies on its manufacturing plant in Athlone, Ireland, and its contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan®, as well as its third-party manufacturers to produce the active pharmaceutical ingredient (“API”). The Company may rely on a combination of internal manufacturing and third-party manufacturers for its current and future product candidates. The Athlone manufacturing plant manufactures most of the Company’s needs for Rhopressa® and Rocklatan® in the United States. See Note 1 for additional information.
As the Athlone manufacturing plant commenced operations in early 2020, it has not reached full capacity. The Company expects that the Athlone manufacturing plant will have adequate capacity to produce for the markets included in the Santen Agreements, as needed which include Europe, Japan, East Asia and certain other regions, if approved for commercial distribution in those markets. The Company may continue to use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States, but at reduced levels as a result of the Athlone manufacturing plant commencing manufacturing operations.
In addition to the current contract manufacturers, the Company obtained FDA approval for an additional Rhopressa® drug product contract manufacturer, which began to supply commercial product in the second quarter of 2019. Further, the Company obtained FDA approval for an additional API contract manufacturer, which began to supply commercial API in the second quarter of 2019. The Company also received FDA approval of an additional Rocklatan® drug product contract manufacturer, which began to supply commercial product in the first quarter of 2020. Latanoprost, used in the manufacture of Rocklatan®, is available in commercial quantities from multiple reputable third-party manufacturers.
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
The Company’s net product revenues through December 31, 2021 were generated through sales of Rhopressa® and Rocklatan®. Product revenues are recorded net of trade discounts, allowances, commercial and government rebates, co-pay program coupons, chargebacks, U.S. government funding requirements for the coverage gap (commonly called the “donut hole”) portion of the Medicare Part D program and estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix and lagged claims. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See Note 3 for additional information.
Contract Revenues from License Agreements
In the normal course of business, the Company conducts research and development activities pursuant to which the Company may license certain rights of its intellectual property to third parties. The terms of these arrangements typically include payment to the Company for a combination of one or more of the following: upfront license fees; development, regulatory and sales-based milestone payments; clinical or commercial supply services and royalties on net sales of licensed products.
The Company would first assess any arrangements under ASC Topic 808, Collaborative Arrangements (“ASC Topic 808”) to determine whether the agreement (or part of the agreement) represents a collaborative arrangement based on the risks and rewards and activities of the parties. The Company accounts for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside the scope of ASC Topic 606.
For arrangements within the scope of ASC Topic 606, in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the five steps outlined in “—Revenue Recognition” above. As part of the accounting for these arrangements, the Company must use judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price under step (iv) above; and (d) in some circumstances when control transfers and the appropriate measure of progress in order to recognize revenue under step (v) above. The Company uses judgment to determine whether milestones or other variable consideration should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the Company’s consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, non-current.
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
Prior to the date the Company obtains regulatory approval for its product candidates or its manufacturing facilities such as its manufacturing plant in Athlone, Ireland, manufacturing costs related to commercial production are expensed as pre-approval commercial manufacturing expense in the Company’s consolidated statements of operations and comprehensive loss. Once regulatory approval is obtained, the Company capitalizes such costs as inventory in its consolidated balance sheets.
Property, Plant and Equipment, Net
Property, plant and equipment are recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Construction-in-progress reflects amounts incurred for property, plant or equipment construction or improvements that have not been yet placed in service and are not depreciated or amortized, which primarily relates to the completion of the Company’s manufacturing plant in Athlone, Ireland. Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net loss.
Estimated useful lives by major asset category are as follows:

Manufacturing equipment	10 years
Laboratory equipment	7 years
Furniture and fixtures	5 years
Software, computer and other equipment	3 years
Leasehold improvements	Lower of estimated useful life or term of lease
Leases
The Company accounts for its lease transactions under FASB ASC Topic 842, Leases (“ASC Topic 842”). In accordance with ASC Topic 842, the Company determines if an arrangement is a lease at inception. For each lease, the lease term is determined at the commencement date and includes renewal options and termination options when it is reasonably certain that the Company will exercise that option. Operating leases with lease terms greater than one year are included in operating lease right-of-use (“ROU”) assets and current and non-current operating lease liabilities in the Company’s consolidated balance sheets.
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

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2021, 2020 and 2019, no such impairment losses have been recorded by the Company.
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
The consolidated statement of operations and comprehensive loss for the year ended December 31, 2019 includes the impact of the acquisition of assets from Avizorex. See Note 13 for additional information.
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
Research and development costs also include the cost of in-process research and development (“IPR&D”) projects acquired as part of an asset acquisition that have no alternative future use. Milestone payments due to third parties in connection with research and development activities prior to regulatory approval are expensed as incurred, while milestone payments due to third parties upon, or subsequent to, regulatory approval are capitalized and amortized over the estimated useful life.
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
The fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), including restricted stock awards with non-market performance and service conditions (“PSAs”) are determined based on the fair value of Aerie’s common stock on the date of grant. Compensation expense related to RSAs and RSUs are recognized ratably over the vesting period. As the PSAs have multiple performance conditions, compensation expense is recognized for each vesting tranche over the respective requisite service period of each tranche if and when the Company’s management deems it probable that the performance conditions will be satisfied. Stock-based compensation related to stock options, RSAs, RSUs and PSAs is expensed on a straight-line basis over the relevant vesting period, although the Company may recognize a cumulative true-up adjustment related to PSAs once a condition becomes probable of being satisfied if the related service period had commenced in a prior period. All stock-based compensation expense is recorded between selling, general and administrative, pre-approval commercial manufacturing, research and development costs and cost of goods sold in the consolidated statements of operations and comprehensive loss based upon the underlying employees’ roles within the Company. A change in the terms or conditions of a share-based payment award is accounted for as a modification (that is, an exchange of the original award for a new award), unless the award’s fair value, vesting conditions, and classification as an equity or liability instrument are the same as immediately before and after the change. The Company accounts for forfeitures as they occur.
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
The Company’s investments also included equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs in the Company’s consolidated balance sheets and the subsequent changes in fair values are recorded in other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss.
Realized gains and losses, interest income earned on the Company’s cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on investments are included within other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss. Realized gains and losses are determined using the specific identification method and are included as a component of other income (expense), net.
The Company reviews investments in debt securities for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The Company did not recognize any impairments on its investments during the years ended December 31, 2021, 2020 or 2019.
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
The Company’s cash equivalents are carried at fair value according to the fair value hierarchy described above. The Company’s investments were valued utilizing Level 2 inputs and the Convertible Notes were valued utilizing Level 2 inputs as of December 31, 2021. There were no transfers between the different levels of the fair value hierarchy in 2021 or in 2020.
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
In September 2019, the Company bought capped call options from financial institutions to minimize the impact of potential dilution of Aerie common stock upon conversion of the Convertible Notes. The capped call options meet the definition of a derivative in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), however, qualify for derivative scope exception under ASC 815 for instruments indexed to a company’s own stock. Accordingly, the premiums for the capped call options were recorded as additional paid-in capital in the Company’s consolidated balance sheet as the options are settleable in Aerie common stock at the election of the Company. See Note 10 for additional information.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes changes in stockholders’ equity that are excluded from net income (loss), specifically changes in unrealized gains and losses on the Company’s available-for-sale debt securities.
Income Taxes
Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets as of December 31, 2021 and 2020. See Note 11 for additional information.
As of December 31, 2021 and 2020, the Company had no uncertain tax positions. The Company recognizes the impact of an uncertain tax position in the consolidated financial statements only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. The Company did not recognize interest or penalties on uncertain tax positions for the years ended December 31, 2021, 2020 or 2019.
The Company is subject to global intangible low-taxed income (“GILTI”), an incremental tax on non-U.S. income. The Company’s policy is to account for the tax effects of these provisions in the period that is subject to such tax.
Adoption of New Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance became effective for the Company beginning on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on its consolidated financial statements and disclosures.
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). This ASU simplifies the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Company’s 1.50% Convertible Senior Notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. The guidance is effective for the Company beginning January 1, 2022, and will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The impact of adopting ASU 2020-06 on January 1, 2022, will be comprised of a $124.7 million decrease to additional paid-in capital, a $76.7 million increase to convertible notes, net to reduce debt discounts and a $48.0 million decrease to accumulated deficit. Upon adoption of ASU 2020-06, the Company’s interest expense will decrease which primarily relates to no longer recognizing discount amortization, partially offset by an increase in amortization of debt issuance costs.
Net Loss per Common Share
Basic net loss per common share (“Basic EPS”) is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities with the exception of warrants for common stock with a $0.05 exercise price, which are exercisable for nominal consideration and are therefore included in the calculation of the weighted-average number of shares of common stock as common stock equivalents. Diluted net loss per share (“Diluted EPS”) gives effect to all dilutive potential shares of common stock outstanding during the periods presented. Diluted EPS is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, including the dilutive effect of stock options, unvested restricted stock and restricted stock units using the treasury stock method. The Company intends to pay cash upon conversion of the Convertible Notes, and consequently does not include the conversion value of the Convertible Notes in the diluted earnings per share computation. For Diluted EPS, net loss used in calculating Basic EPS may be adjusted for certain items related to the dilutive securities. Given that the Company recorded a net loss for the periods presented, there is no difference between the basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and are, therefore, excluded from the net loss per share calculations.
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	DECEMBER 31,
	2021	2020	2019
Outstanding stock options	6,550,610	8,588,614	8,425,551
Stock purchase warrants	—	—	4,500
Nonvested restricted stock awards	977,244	809,527	754,415
Nonvested restricted stock units	156,873	107,182	41,811
Total	7,684,727	9,505,323	9,226,277
3.    Revenue Recognition
Product Revenues
Net product revenues for the years ended December 31, 2021, 2020 and 2019 were generated from sales of Rhopressa® and Rocklatan®, the Company’s glaucoma franchise products, which were commercially launched in the United States in April 2018 and May 2019, respectively. For the year ended December 31, 2021, three distributors accounted for 36.9%, 31.0% and

30.9% of total revenues, respectively. For the year ended December 31, 2020, three distributors accounted for 37.4%, 32.4% and 28.8% of total revenues, respectively. For the year ended December 31, 2019, three distributors accounted for 36.5%, 33.3% and 28.0% of total revenues, respectively. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
Product revenues are recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives in the consolidated statements of operations and comprehensive loss, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities in the consolidated balance sheets. Amounts billed or invoiced are included in accounts receivable, net in the consolidated balance sheets. The Company did not have any contract assets (unbilled receivables) as of December 31, 2021 or 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities as of December 31, 2021 or 2020, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers. The Company calculates its net product revenues based on the wholesale acquisition cost that the Company charges its distributors for Rhopressa® and Rocklatan® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. Provisions for revenue reserves reduced product revenues by $247.1 million, $202.2 million and $105.9 million in aggregate for the years ended December 31, 2021, 2020 and 2019, respectively, a significant portion of which related to commercial and Medicare Part D rebates.
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
Santen Collaboration and License Agreements
First Santen Agreement
In October 2020, Aerie Ireland Limited entered into the First Santen Agreement with Santen, a global ophthalmology company, whereby Aerie Ireland Limited granted to Santen the exclusive right to develop, manufacture, market and commercialize Rhopressa® and Rocklatan® (the “Licensed Products”) in Japan and East Asia (such jurisdictions collectively, the “Territories”). The Company is the sole manufacturer of the Licensed Products for Santen and Santen may manufacture upon mutual agreement of both parties. Under the First Santen Agreement, Aerie Ireland Limited granted Santen a first right of negotiation for the rights to the Licensed Products in any Asian countries other than the Territories.
Under the First Santen Agreement, Santen made an upfront payment of $50.0 million (the “Japan Upfront Payment”) and Aerie Ireland Limited will earn various development milestones of up to $39.0 million and sales milestones of up to $60.0 million upon the achievement of certain events. In addition, Santen will pay Aerie Ireland Limited a royalty in excess of 25% of the Licensed Products’ net sales, such consideration consisting of the cost of products supplied to Santen from Aerie Ireland Limited and a royalty for the Company’s intellectual property. Santen will be responsible for sales, marketing and pricing decisions relating to the Licensed Products. Santen is also responsible for all development and commercialization costs and activities related to the Licensed Products in the Territories, except that Aerie Ireland Limited shares 50% of the costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan, which commenced in the fourth quarter of 2020 and the Company reported positive topline results as described in Note 1.
The term of the First Santen Agreement continues on a country-by-country and product-by-product basis in the Territory until the expiration of the obligation to make payments under the Agreement with respect to each Licensed Product in each country. The First Santen Agreement may be terminated by either Aerie Ireland Limited or Santen upon the other party’s material breach, bankruptcy or insolvency. Aerie Ireland Limited may also terminate the First Santen Agreement upon a patent challenge by Santen, and Santen may terminate the First Santen Agreement in its discretion if Santen reasonably determines that the Licensed Products are not commercially viable in the Territory (effective upon 180 days’ prior written notice). In addition, in the event that patents are issued that may prevent the commercialization of the Licensed Products during the three-year period following marketing authorization of Rhopressa® in Japan, Santen would have the right to terminate the First Santen Agreement and require Aerie Ireland Limited’s repayment of up to approximately 85% of the Upfront Payment, all development milestone payments and 50% of the development expenses incurred by Santen. In the event of termination, the Licensed Products in the applicable Territories will revert to Aerie Ireland Limited.
Second Santen Agreement
In December 2021, Aerie Ireland Limited entered into the Second Santen Agreement with Santen which expands the scope of the First Santen Agreement, discussed above. Pursuant to the Second Santen Agreement, Aerie Ireland Limited granted to Santen the exclusive right to develop and commercialize the Licensed Products in Europe, China, India, the Middle East, CIS, Africa, parts of Latin America and the Oceania countries (such jurisdictions collectively, the “Expanded Territories”). The Company is the sole manufacturer of the Licensed Products for Santen and Santen may manufacture upon mutual agreement of both parties. In addition, Aerie Ireland Limited granted Santen a first right of refusal to commercialize the Licensed Products in Canada.
Under the agreement, Santen made a payment in January 2022 to Aerie Ireland Limited which was comprised of an $88.0 million upfront payment (“Europe Upfront Payment”) and a $2.0 million supplemental upfront payment that was earned based on the achievement of an event that occurred in December 2021. Aerie Ireland Limited will earn various development milestones of up to $15.5 million and sales milestones of up to $60.0 million upon the achievement of certain events. In addition, Santen will pay Aerie Ireland Limited a royalty in excess of 25% of the Licensed Products’ net sales in the Expanded Territories, excluding China and India (in excess of 20% of the Licensed Products’ net sales in China and India), such consideration consisting of the cost of products supplied to Santen from Aerie Ireland Limited and a royalty for the Company’s intellectual property. While the royalty rate decreases when the Licensed Products are manufactured by or on behalf of Santen, there is a guaranteed minimum percentage.
The term of the Second Santen Agreement continues on a country-by-country and product-by-product basis until the expiration of the obligation to make payments under the Second Santen Agreement with respect to each Licensed Product in each country or region. The Second Santen Agreement may be terminated by either Aerie Ireland Limited or Santen upon the other party’s material breach, bankruptcy or insolvency. Aerie Ireland Limited may also terminate the agreement upon a patent challenge by Santen or on a country-by-country basis upon a breach by Santen of its obligation to develop, obtain marketing approval of and commercialize the Licensed Products in certain of the Expanded Territories. Santen may terminate the Second Santen Agreement in its discretion if Santen reasonably determines that the Licensed Products are not commercially viable in the Expanded Territory (effective upon 180 days’ prior written notice). In addition, in the event that patents are issued that may prevent the commercialization of the Licensed Products during the three-year period following marketing authorization of Rhopressa® in China, Santen would have the right to terminate the agreement with respect to China only and require Aerie Ireland Limited to repay $8.0 million of the Europe Upfront Payment. In the event of termination, the Licensed Products in the applicable Expanded Territories will revert to Aerie Ireland Limited.
Assessment under ASC Topic 808 and ASC Topic 606
The Company first assessed each of the Santen Agreements under ASC Topic 808 to determine whether each (in whole or in part) represents a collaborative arrangement based on the risks and rewards and activities of the parties. The Company accounts for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside the scope of ASC Topic 606. The Company determined that each of the Santen Agreements met the definition of a customer for each unit of account and is within the scope of ASC Topic 606.
The Company identified two distinct performance obligations in the First Santen Agreement: (i) the exclusive license to Rhopressa® and Rocklatan® and (ii) the Phase 3 clinical trials in Japan. In both Santen Agreements, Santen can benefit from the license on its own by developing, manufacturing, marketing and commercializing the Licensed Products using its own resources. In addition, the Company expects to enter into a manufacturing and supply agreement with Santen no later than twenty-four months prior to the first commercial sale of a Licensed Product in the Territory.
The Company identified two distinct performance obligations in the Second Santen Agreement: (i) the exclusive license to Rhopressa® and Rocklatan® and (ii) the supply of Licensed Products to Santen. Santen can benefit from the license on its own by developing, manufacturing, marketing and commercializing the Licensed Products using its own resources and the supply of Licensed Products to Santen does not represent a material right.
The Company recognized deferred revenue, non-current of $56.3 million and $50.8 million, during the years ended December 31, 2021 and 2020, respectively. During each of the years ended December 31, 2021 and 2020, deferred revenue, non-current, included $50.0 million relating to the Japan Upfront Payment as well as Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan, which commenced in the fourth quarter of 2020. The Company also recognized as of December 31, 2021, a $6.3 million receivable in prepaid expenses and other current assets in the consolidated balance sheet related to Santen’s portion of shared costs due to the Company conducting the first Rhopressa® Phase 3 clinical trial in Japan, as described above. While the Company determined that the license was a right to use the Company’s intellectual property and as of the effective date of the First Santen Agreement, the Company had provided all necessary information to Santen to benefit from the license and the license term had begun, revenue was not recognized upon satisfaction of the performance obligation due to the uncertainty around potential termination in the event that patents are issued that may prevent the commercialization of the Licensed Products.
The Company will recognize the Japan Upfront Payment, and any other potential future development milestones and sales milestones, when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
For the year ended December 31, 2021, the Company recognized $82.0 million as licensing revenues, net in the consolidated statement of operations and comprehensive loss, which consisted of (i) $80.0 million of the $88.0 million Europe Upfront Payment and (ii) the $2.0 million supplemental upfront payment earned in connection with the Second Santen Agreement. The licensing revenues were recognized as the license is considered a right to use the Company’s intellectual property and as of the effective date of the Second Santen Agreement, the Company had provided all necessary information to Santen to benefit from the license and the license term had begun, and the performance obligation had been satisfied, with the exception of China as further discussed herein. As of December 31, 2021, the Company recognized $8.0 million of the Europe Upfront Payment as deferred revenue, non-current in its consolidated balance sheet due to the uncertainty around potential termination in China in the event that patents are issued that may prevent the commercialization of the Licensed Products.

4.    Investments
Cash, cash equivalents and investments as of December 31, 2021 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$37,187	$—	$—	$37,187
Total cash and cash equivalents	$37,187	$—	$—	$37,187
Investments:
Certificates of deposit (due within 1 year)	$9,047	$—	$(9)	$9,038
Commercial paper (due within 1 year)	50,975	—	(55)	$50,920
Corporate bonds (due within 1 year)	42,718	—	(62)	42,656
U.S. Government and government agencies (due within 1 year)		—		—
Total investments	$102,740	$—	$(126)	$102,614
Total cash, cash equivalents and investments	$139,927	$—	$(126)	$139,801

Cash, cash equivalents and investments as of December 31, 2020 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$151,570	$—	$—	$151,570
Total cash and cash equivalents	$151,570	$—	$—	$151,570
Investments:
Commercial paper (due within 1 year)	$44,122	$5	$(23)	$44,104
Corporate bonds (due within 1 year)	44,724	3	(37)	44,690
Total investments	$88,846	$8	$(60)	$88,794
Total cash, cash equivalents and investments	$240,416	$8	$(60)	$240,364
Interest income earned on the Company’s cash, cash equivalents and investments was $0.1 million, $2.0 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Realized gains or losses were immaterial for the years ended December 31, 2021, 2020 and 2019.
As of December 31, 2021, the Company did not hold any equity securities. As of December 31, 2020, the fair value of the equity securities held at the end of the period was $1.3 million. For the year ended December 31, 2021, the Company had $1.0 million of realized losses on equity securities.

5.    Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2021
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$37,187	$—	$—	$37,187
Total cash and cash equivalents:	$37,187	$—	$—	$37,187
Investments:
Certificates of deposit	$—	$9,038	$—	9,038
Commercial paper	—	50,920	—	50,920
Corporate bonds	—	42,656	—	42,656
Total investments	$—	$102,614	$—	$102,614
Total cash, cash equivalents and investments:	$37,187	$102,614	$—	$139,801

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2020
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$151,570	$—	$—	$151,570
Total cash and cash equivalents:	$151,570	$—	$—	$151,570
Investments:
Commercial paper	$—	$44,104	$—	$44,104
Corporate bonds	—	44,690	—	44,690
Total investments	$—	$88,794	$—	$88,794
Total cash, cash equivalents and investments:	$151,570	$88,794	$—	$240,364
The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes was $270.4 million and $296.7 million at December 31, 2021 and December 31, 2020, respectively.
6.    Inventory
Inventory consists of the following:

	DECEMBER 31,
(in thousands)	2021	2020
Raw materials	$5,368	$1,875
Work-in-process	30,989	21,648
Finished goods	4,053	3,536
Total inventory	$40,410	$27,059
For the years ended December 31, 2021 and 2020, $17.0 million and $17.0 million, respectively, of production costs associated with underutilized capacity at the Company’s Athlone manufacturing plant were recorded in cost of goods sold in the

Company’s consolidated statement of operations and comprehensive loss. The underutilization results from the manufacturing plant having commenced operations in early 2020 and has not reached full capacity.
7.     Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	DECEMBER 31,
	2021	2020
Manufacturing equipment	$22,464	$21,705
Laboratory equipment	9,182	7,948
Furniture and fixtures	1,569	1,681
Software, computer and other equipment	7,779	7,836
Leasehold improvements	31,175	30,178
Construction-in-progress	2,037	1,481
Property, plant and equipment	74,206	70,829
Less: Accumulated depreciation	(22,734)	(16,569)
Property, plant and equipment, net	$51,472	$54,260
Depreciation expense was $6.4 million, $6.4 million and $5.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The cash paid for amounts included in the measurement of lease liabilities was $5.4 million, $6.0 million and $4.7 million during the years ended December 31, 2021, 2020, and 2019, respectively. The Company’s right-of-use assets obtained in exchange for operating lease obligations were $13.0 million and $1.9 million during the years ended December 31, 2021 and 2020, respectively.

	DECEMBER 31,

	2021	2020
Operating Leases
Weighted-average remaining lease terms	8 years	8 years
Weighted-average discount rate	8%	9%

Maturities of lease liabilities as of December 31, 2021 are as follows:

OPERATING
(in thousands)	LEASES
Year Ending December 31,
2022	$4,447
2023	4,826
2024	4,297
2025	4,568
Thereafter	18,333
Total undiscounted lease payments	36,471
Less: present value adjustment	(10,355)
Total lease liabilities	$26,116
Maturities of lease liabilities as of December 31, 2020 were as follows:

OPERATING
(in thousands)	LEASES
Year Ending December 31,
2021	$5,068
2022	2,467
2023	2,139
2024	1,764
Thereafter	10,424
Total undiscounted lease payments	$21,862
Less: present value adjustment	(6,733)
Total lease liabilities	$15,129
Lease expense for the Company’s operating leases was $5.9 million, including variable lease payments of $1.1 million, for the year ended December 31, 2021, respectively. Lease expense for the Company’s operating leases was $5.6 million, including variable lease payments of $0.7 million, for the year ended December 31, 2020, respectively. Lease expense for the Company’s operating leases was $5.3 million, including variable lease payments of $1.3 million, for the year ended December 31, 2019.
9.     Accrued Expenses & Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	DECEMBER 31,
(in thousands)	2021	2020
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$15,881	$15,207
Accrued consulting and professional fees	5,007	2,645
Accrued research and development (1)	2,262	2,222
Accrued revenue reserves(2)	85,381	66,552
Accrued other(3)	3,810	4,097
Total accrued expenses and other current liabilities	$112,341	$90,723
(1)Comprised primarily of accruals related to fees for investigative sites, contract research organizations and other service providers that assist in conducting preclinical research studies and clinical trials.
(2)Comprised primarily of accruals related to commercial and government rebates as well as returns. The accrued revenue reserve at December 31, 2021 is higher than prior year primarily due to higher rebates largely driven by government sponsored programs.

(3)Comprised primarily of accruals related to interest payable as well as other business-related expenses.
10.    Debt
Convertible Notes
In September 2019, the Company issued an aggregate principal amount of $316.25 million of Convertible Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The Convertible Notes, governed by an indenture between the Company and a trustee, are senior, unsecured obligations and do not include financial and operating covenants nor any restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by Aerie or any of its subsidiaries. Interest on the Convertible Notes is payable semi-annually in cash in arrears at a rate of 1.50% per annum on April 1 and October 1 of each year, which began on April 1, 2020. The Convertible Notes will mature on October 1, 2024 unless they are redeemed, repurchased or converted prior to such date. Prior to April 1, 2024, the Convertible Notes will be convertible at the option of holders only during certain periods and upon satisfaction of certain conditions. On and after April 1, 2024, the Convertible Notes will be convertible at the option of the holders any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in shares of Aerie common stock, cash or a combination, thereof, at the Company's election. The Company intends to pay cash upon conversion of the Convertible Notes, and consequently does not include the conversion value of the Convertible Notes in the diluted earnings per share computation. See Note 2 for additional information.
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
The Company may redeem all or any portion of the Convertible Notes, at its option, on or after October 3, 2022, at a cash redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price of Aerie common stock exceeds 130% of the conversion price of $24.98, which amounts to $32.47, then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately before the date the Company provides written notice of redemption; and the trading day immediately before the notice is sent.
Holders of Convertible Notes may require the Company to repurchase their Convertible Notes upon the occurrence of certain events that constitute a fundamental change under the indenture governing the Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
During the year ended December 31, 2021, the conditions allowing holders of the Convertible Notes to elect to convert had not been met. As of December 31, 2021, the if-converted value of the Convertible Notes did not exceed the principal amount of the Convertible Notes.
The estimated fair value of the liability component of the Convertible Notes at the time of issuance was $187.9 million and was determined based on a discounted cash flow analysis and a binomial lattice model. The valuation required the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the stock price volatility and bond yield. The effective interest rate on the liability component was 10.5% for the period from the date of issuance through December 31, 2021. The equity component of the Convertible Notes was recognized at issuance and represents the difference between the principal amount of the Convertible Notes and the fair value of the liability component of the Convertible Notes at issuance. The equity component was approximately $128.4 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.
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

The following table summarizes the carrying value of the Convertible Notes:

	DECEMBER 31,
(in thousands)	2021	2020
Gross proceeds	$316,250	$316,250
Unamortized debt discount	(78,395)	(101,565)
Unamortized issuance costs	(3,328)	(4,312)
Carrying value	$234,527	$210,373
The following table summarizes the interest expense recognized related to the Convertible Notes:

	DECEMBER 31,
(in thousands)	2021	2020	2019
Stated interest	$4,744	$4,751	$1,476
Amortized debt discount	23,170	20,837	5,989
Amortized issuance costs	983	885	254
Interest Expense	$28,897	$26,473	$7,719
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
Interest Expense
Interest expense was $28.9 million and $26.5 million for the years ended December 31, 2021 and 2020, and included stated interest and amortization of debt discount and issuance costs related to the Convertible Notes. Interest expense was $15.3 million for the year ended December 31, 2019, and included stated interest and amortization of debt discount and issuance costs related to the Convertible Notes and issuance costs and fees related to the credit facility.
11.    Income Taxes
The provision for income taxes is based on net loss before income taxes as follows:

	DECEMBER 31,
(in thousands)	2021	2020	2019
Net loss before income taxes:
United States	$(138,323)	$(143,349)	$(153,620)
Non-U.S.	64,106	(34,507)	(46,051)
Net loss before income taxes	$(74,217)	$(177,856)	$(199,671)

	DECEMBER 31,
(in thousands, except percentages)	2021	2020	2019
Provision for income taxes:
Current:
United States	$—	$(33)	$(90)
Non-U.S.	593	5,278	—
Total	$593	$5,245	$(90)
Deferred:
United States	$—	$—	$—
Non-U.S.	—	—	—
Total	—	—	—
Provision for income taxes	$593	$5,245	$(90)
Effective tax rate	(0.80)%	(2.95)%	0.05%

Significant components of the Company’s net deferred income tax assets as of December 31, 2021 and 2020 consist of the following:

	DECEMBER 31,
(in thousands)	2021	2020
Net deferred tax assets:
Net operating loss carryforwards	$178,597	$169,070
Stock-based compensation	21,603	29,884
U.S. tax credit carryforwards	16,489	13,526
Envisia asset acquisition	4,593	5,007
Basis difference in intangibles	—	7,625
Convertible Notes	(14,912)	(19,028)
Other assets	14,347	10,697
Other liabilities	(7,938)	(5,416)
Valuation allowance	(212,779)	(211,365)
Total net deferred income taxes	$—	$—
A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2021, 2020 and 2019 is as follows:

	DECEMBER 31,
	2021	2020	2019
U.S. federal tax rate	21.00%	21.00%	21.00%
GILTI	(14.14)%	—%	—%
State income taxes, net of federal benefit	1.96%	4.02%	4.97%
Non-taxable foreign loss	11.47%	(4.81)%	(4.44)%
Stock-based compensation	(16.21)%	(2.29)%	(1.47)%
Other	(0.76)%	0.48%	0.98%
Change in valuation allowance	(4.12)%	(21.35)%	(20.99)%
Effective tax rate	(0.80)%	(2.95)%	0.05%

In March 2019, the IRS issued new guidance related to sequestration on the alternative minimum tax (“AMT”) tax credits. For taxable years beginning after December 31, 2017, refund payments and refund offset transactions due to refundable minimum tax credits will not be reduced due to federal sequestration. In January 2020 the IRS issued new guidance related to sequestration on the AMT tax credits which would restore the portion of the minimum tax credit refunds previously sequestered with respect to multistate tax commission (“MTC”) refund claims in lieu of bonus depreciation under Section 168(k)(4).

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes several business tax provisions which include, but are not limited to modifications of federal net operating loss carrybacks and deductibility, changes to prior year refundable AMT liabilities to allow the accelerated recovery of refund, increase of limitations on business interest deductions from 30 percent to 50 percent of earnings before interest, taxes, depreciation, and amortization, technical corrections of the classification of qualified improvement property making them eligible for bonus depreciation, increase of the limits on charitable contribution deductions from 10 percent to 25 percent of adjusted taxable income, modifications of the treatment of federal loans, loan guarantees, and other investments, suspension of industry specific excise taxes, deferral of the company portion of old age, survivors, and disability insurance program (“OASDI”), and implementation of a refundable employee retention tax credit. During 2020, the Company received the remaining accelerated AMT refund of $0.8 million. The CARES Act did not have a material impact on the Company's consolidated financial statements as of and for the years ended December 31, 2021 and December 31, 2020.
At December 31, 2021, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $635.1 million and $616.3 million, respectively. If not utilized, federal NOLs that arose prior to 2018 and state NOLs will begin to expire at various dates beginning in 2031 and 2023, respectively. U.S. federal NOLs that arose on or after January 1, 2018 can be carried forward indefinitely against future income, but can only be used to offset a maximum of 80% of the Company’s federal taxable income in any year. As of December 31, 2021, the Company also had foreign NOL carryforwards of $66.0 million, which are available solely to offset taxable income of its foreign subsidiaries, subject to any applicable limitations under foreign law.
U.S. federal NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021 and lack of profitability for a sustained period. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of December 31, 2021, the Company maintains a valuation allowance on all of its deferred tax assets as of December 31, 2021. The amount of deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses or lack of profitability for a sustained period is no longer present and additional weight is given to other subjective evidence such as projections for growth. As of December 31, 2021, 2020, 2019 and 2018, the Company had a valuation allowance of $212.8 million, $211.4 million, $170.3 million and $143.3 million, respectively. The increase in valuation allowance in 2021, 2020 and 2019 of $1.4 million, $41.1 million and $27.0 million, respectively, was primarily due to the increase in NOL carryforwards, offset by other temporary differences.
The Company does not have any unrecognized tax benefits as of December 31, 2021. The Company is subject to taxation in the United States, Ireland, Japan and the United Kingdom. As of December 31, 2021, tax years ended December 31, 2017 through December 31, 2020 are open under the statute of limitations and subject to tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS, state, or non-U.S. tax authorities to the extent utilized in a future period.
12.     Stock-based Compensation
Stock-based compensation expense for options granted, RSAs, PSAs, RSUs, SARs and stock purchase rights is reflected in the consolidated statements of operations and comprehensive loss as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2021	2020	2019
Cost of goods sold	$1,335	$2,353	$—
Selling, general and administrative	20,616	27,176	30,463
Pre-approval commercial manufacturing	—	344	3,634
Research and development	7,573	10,222	10,996
Total	$29,524	$40,095	$45,093

As of December 31, 2021, the Company had $22.4 million of unrecognized compensation expense related to options outstanding under its equity plans. This expense is expected to be recognized over a weighted average period of 2.17 years as of December 31, 2021. As of December 31, 2021, the Company had $12.6 million of unrecognized compensation expense, related to unvested RSAs, including PSAs. This cost is expected to be recognized over a weighted average period of 2.63 years as of December 31, 2021.
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
On October 30, 2013, the effective date of the 2013 Equity Plan, the 2005 Plan was frozen and no additional awards have been or will be made under the 2005 Plan. Any remaining shares available for future grant under the 2005 Plan were allocated to the 2013 Equity Plan. In 2015, Aerie’s stockholders approved the adoption of the Aerie Pharmaceuticals, Inc. Amended and Restated Omnibus Incentive Plan (“Amended and Restated Equity Plan”) and no additional awards have been or will be made under the 2013 Equity Plan. Any remaining shares available under the 2013 Equity Plan were allocated to the Amended and Restated Equity Plan.
In 2018, Aerie’s stockholders approved the adoption of the Second Amended and Restated Equity Plan to increase the number of shares issuable under the Plan by 4,500,000. The Second Amended and Restated Equity Plan provides for the granting of up to 10,229,068 equity awards in respect of common stock of Aerie, including equity awards that were previously available for issuance under the 2013 Equity Plan.
In 2016, Aerie’s Board of Directors approved the Inducement Award Plan which provides for the granting of up to 418,000 equity awards in respect of common stock of Aerie and was subsequently amended in 2017 to increase the equity awards that may be issued by an additional 874,500 shares. On December 5, 2019, the Inducement Award Plan was further amended by Aerie’s Board of Directors to increase the number of shares issuable under the plan by 100,000 shares. On December 9, 2021, Aerie’s Board of Directors approved an increase to the number of shares issuable under the plan for grants made to the Company’s new Chief Executive Officer in connection with his hiring, including 602,952 shares for grants made in December 2021 and additional shares for grants anticipated to be made in the first quarter of 2022. Awards granted under the Inducement Award Plan are intended to qualify as employment inducement awards under NASDAQ Listing Rule 5635(c)(4).
Options to Purchase Common Stock
Weighted average assumptions utilized in the fair value calculation for options to purchase common stock as of December 31, 2021, 2020 and 2019 are as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Expected term (years)	6.0	6.0	6.0
Expected stock price volatility	68%	74%	74%
Risk-free interest rate	1.0%	0.9%	1.9%
Dividend yield	—%	—%	—%

The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2020	8,588,614	$27.36
Granted	1,614,997	13.92
Exercised	(1,146,095)	3.20
Canceled	(2,506,906)	31.02
Options outstanding at December 31, 2021	6,550,610	$26.87	6.4	$1,116
Options exercisable at December 31, 2021	4,449,867	$31.05	5.2	$1,116
Options vested and expected to vest at December 31, 2021	6,550,610	$26.87	6.4	$1,116
The weighted-average fair values of all stock options granted for the years ended December 31, 2021, 2020 and 2019 was $8.57, $10.82, and $20.70, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $7.5 million, $0.6 million and $4.2 million, respectively. The intrinsic value is calculated as the difference between the fair market value at December 31, 2021 and the exercise price per share of the stock options. The fair market value per share of common stock as of December 31, 2021 was $7.02.
The following table provides additional information about stock options that are outstanding and exercisable at December 31, 2021:

EXERCISE PRICE	OPTIONS OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	OPTIONS EXERCISABLE
$0.20 - $10.00	735,309	6.7	288,083
$10.01 - $20.00	2,035,383	7.5	959,566
$20.01 - $30.00	1,794,790	5.3	1,391,071
$30.01 - $45.00	700,678	5.7	628,032
$45.01 - $55.00	753,011	6.2	682,273
$55.01 - $73.10	531,439	6.2	500,842
	6,550,610		4,449,867
Restricted Stock Awards
The following table summarizes the RSA, including PSAs, activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Nonvested RSAs at December 31, 2020	809,527	$29.03
Granted	660,926	13.48
Vested	(274,488)	33.70
Canceled	(218,721)	24.03
Nonvested RSAs at December 31, 2021	977,244	$18.32
The vesting of the RSAs is time and service based with terms of 1 to 4 years. The total fair value of restricted stock vested during the years ended December 31, 2021, 2020 and 2019 was $9.2 million, $11.5 million and $9.8 million, respectively. During the year ended December 31, 2017, the Company granted 98,817 RSAs with non-market performance conditions that vest upon the satisfaction of certain performance conditions and service conditions. As of the second quarter of 2020, all PSAs were vested.

Restricted Stock Units
In September 2019, 43,071 nonvested RSAs were cancelled and replaced with a corresponding number of RSUs. The RSUs were issued with the same vesting provisions as the cancelled RSAs. Accordingly, the 43,071 RSUs outstanding at September 30, 2019 were nonvested. As of December 31, 2021, the associated unrecognized compensation expense totaled $3.0 million. This expense is expected to be recognized over the weighted average period of 3 years as of December 31, 2021.

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Nonvested RSUs at December 31, 2020	107,182	$14.43
Granted	100,322	15.48
Vested	(30,958)	15.27
Canceled	(19,673)	14.89
Nonvested RSUs at December 31, 2021	156,873	$14.88
Stock Appreciation Rights
The following table summarizes the SARs activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
SARs outstanding at December 31, 2020	212,044	$32.28
Granted	70,700	15.97
Exercised	—	—
Canceled	(44,395)	31.05
SARs outstanding at December 31, 2021	238,349	$27.67	3.04	$—
SARs exercisable at December 31, 2021	83,873	$38.63	2.11	$—
Holders of the SARs are entitled under the terms of the Plans to receive cash payments calculated based on the excess of Aerie’s common stock price over the exercise price in their award; consequently, these awards are accounted for as liability-classified awards, and the Company measures compensation cost based on their estimated fair value at each reporting date, net of actual forfeitures, if any.
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
13.    Commitments and Contingencies
Milestone Payments
In November 2019, the Company entered into a Share Purchase Agreement with Avizorex, (the “Avizorex Agreement”) under which the Company acquired Avizorex, including its lead product candidate AVX-012 (now known as AR-15512), for which Avizorex completed a Phase 2a study in dry eye subjects in 2019. The consideration given for the Avizorex acquisition was $10.2 million. Additionally, contingent milestone payments of up to $69.0 million may be due, subject to achievement of certain product regulatory approvals using the IPR&D assets acquired, plus royalties on net sales of any approved products from Avizorex’s development pipeline. In the first quarter of 2022, the Company gained alignment with the FDA on the results of its Phase 2b clinical trial and confirmed the design of the Phase 3 trials, which the Company currently expects to initiate in the second quarter of 2022. This resulted in the achievement of a regulatory milestone in which the Company will pay Avizorex approximately $8.0 million in the first quarter of 2022. This is a non-recognized subsequent event and will be reflected in the first quarter 2022 financial statements.
In October 2017, the Company entered into an Asset Purchase Agreement with Envisia Therapeutics (“Envisia”) (the “Envisia Agreement”) to acquire the rights to use PRINT® technology in ophthalmology, as well as rights relating to a preclinical dexamethasone steroid implant for the potential treatment of RVO and DME that utilizes the PRINT® technology, referred to as AR-1105. Under the terms of the Envisia Agreement, the Company (a) made an upfront cash payment of $10.5 million and issued 263,146 shares of Aerie’s common stock valued at approximately $14.3 million and (b) agreed to make potential milestone payments of up to an aggregate of $45.0 million, subject to achievement of certain product regulatory approvals using the IPR&D assets acquired, if achieved within the 15-year milestone period.
In July 2017, the Company entered into a collaborative research, development and licensing agreement with DSM Biomedical (“DSM”), which included an option to license DSM’s bio-erodible polymer implant technology for sustained delivery of certain Aerie compounds to treat ophthalmic diseases. This technology uses polyesteramide polymers to produce an injectable, thin fiber that is minute in size. On August 1, 2018, the Company entered into an Amended and Restated Collaborative Research, Development, and License Agreement with DSM (the “DSM Agreement”), which provides for (i) a worldwide exclusive license for all ophthalmic indications to DSM’s polyesteramide polymer technology, (ii) continuation of the collaborative research initiatives through the end of 2020, including the transfer of DSM’s formulation technology to Aerie during that time and (iii) access to a preclinical latanoprost implant. Aerie paid $6.0 million to DSM upon execution of the DSM Agreement, with an additional $9.0 million payable to DSM through the end of 2020. The DSM Agreement includes contingent payments of up to $75 million that may be due to DSM upon the achievement of certain development and regulatory milestones. In addition, pursuant to the DSM Agreement, a $3.0 million milestone payment was made during the year ended December 31, 2018 upon the completion of certain manufacturing technology transfer activities. Aerie would also pay royalties to DSM when products are commercialized under this DSM Agreement, if any.
These contingent milestone payments are recognized only when the contingency is resolved (the milestone is achieved) and the consideration is paid or becomes payable. As of December 31, 2021, there were no liabilities recorded relating to potential future milestone payments as the achievement of the related milestones were not met and the timing and likelihood of such milestone payments are not known.
Litigation
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of December 31, 2021, the Company is not a party to any material pending legal or administrative proceedings and, to its knowledge, no such proceedings are threatened or contemplated. The Company does not have contingency reserves established for any litigation liabilities as of December 31, 2021.
14.    Segment Information
Aerie has one operating segment: the discovery, development and commercialization of pharmaceutical products that address unmet medical needs, focusing on open-angle glaucoma, dry eye, DME and wet AMD. The Company's business is managed by a single management team, which reports to the Chief Executive Officer.
The following table presents total long-lived assets by geographic location:

	DECEMBER 31,
(in thousands)	2021	2020
United States	$8,067	$8,391
Ireland	43,405	45,869
Total long-lived assets	$51,472	$54,260