Form 10-Q
period 2022-03-31
AERIE PHARMACEUTICALS INC
filed 2022-05-06
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, there were 48,622,987 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, industry changes and other factors beyond our control, and depend on regulatory approvals and economic and other environmental circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022, and other documents we have filed or furnished with the SEC.
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
In particular, FDA and European Medicines Agency (“EMA”) approval of Rhopressa® and Rocklatan®, and Medicines and Healthcare products Regulatory Agency (“MHRA”) authorization of Roclanda® does not guarantee regulatory approval of Rhopressa®, Rocklatan® or Roclanda® in other jurisdictions, and there can be no assurance that we will receive regulatory approval for Rhopressa®, Rocklatan® or Roclanda® in such other jurisdictions. In addition, FDA approval of Rhopressa® and Rocklatan® does not guarantee FDA approval of our product candidates or any future product candidates and there can be no assurance that we will receive FDA approval for our product candidates or any future product candidates. Furthermore, the acceptance of the Investigational New Drug Applications by the FDA for our product candidates does not guarantee FDA approval of such product candidates and the outcomes of later clinical trials for our product candidates may not be sufficient to submit a New Drug Application (“NDA”) with the FDA or to receive FDA approval. In addition, the clinical trials discussed in this report are preliminary and the outcome of such clinical trials may not be predictive of the outcome of later clinical trials. Any future clinical trial results may not demonstrate safety and efficacy sufficient to obtain regulatory approval related to the clinical trials findings discussed in this report, and we may suspend or discontinue research programs at any time for any reason.
Any forward-looking statements that we make in this report speak only as of the date of this report. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether the result of new information, future events or otherwise, after the date of this report.
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	MARCH 31, 2022	DECEMBER 31, 2021
Assets
Current assets
Cash and cash equivalents	$56,441	$37,187
Short-term investments	138,807	102,614
Accounts receivable, net	63,617	68,828
Inventory	40,190	40,410
Licensing receivable	—	90,000
Prepaid expenses and other current assets	17,911	16,611
Total current assets	316,966	355,650
Long-term investments	3,985	—
Property, plant and equipment, net	51,226	51,472
Operating lease right-of-use assets	21,916	22,669
Other assets	1,453	1,600
Total assets	$395,546	$431,391
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$7,877	$8,285
Accrued expenses and other current liabilities	102,950	112,341
Operating lease liabilities	4,464	4,365
Total current liabilities	115,291	124,991
Convertible notes, net	311,678	234,527
Deferred revenue, non-current	70,000	64,315
Operating lease liabilities, non-current	21,033	21,751
Other non-current liabilities	3,256	3,140
Total liabilities	521,258	448,724
Commitments and contingencies (Note 12)
Stockholders’ deficit
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of March 31, 2022 and December 31, 2021; none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 48,635,700 and 48,444,473 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	48	48
Additional paid-in capital	1,016,510	1,136,656
Accumulated other comprehensive loss	(430)	(126)
Accumulated deficit	(1,141,840)	(1,153,911)
Total stockholders’ deficit	(125,712)	(17,333)
Total liabilities and stockholders’ deficit	$395,546	$431,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Product revenues, net	$29,835	$22,970
Total revenues, net	29,835	22,970
Costs and expenses:
Cost of goods sold	6,780	6,700
Selling, general and administrative	31,524	32,598
Research and development	25,174	17,891
Total costs and expenses	63,478	57,189
Loss from operations	(33,643)	(34,219)
Other expense, net	(1,555)	(7,714)
Loss before income taxes	(35,198)	(41,933)
Income tax expense	693	31
Net loss	$(35,891)	$(41,964)
Net loss per common share—basic and diluted	$(0.76)	$(0.91)
Weighted average number of common shares outstanding—basic and diluted	47,520,045	46,109,080

Net loss	$(35,891)	$(41,964)
Unrealized loss on available-for-sale investments, net	(304)	(12)
Comprehensive loss	$(36,195)	$(41,976)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2020	46,821,644	$47	$1,103,074	$(52)	$(1,079,101)	$23,968
Issuance of common stock upon exercise of stock options and warrants	62,016	—	26	—	—	26
Issuance of common stock for restricted stock awards, net	10,162	—	(1,127)	—	—	(1,127)
Stock-based compensation	—	—	8,741	—	—	8,741
Other comprehensive loss	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(41,964)	(41,964)
Balances at March 31, 2021	46,893,822	$47	$1,110,714	$(64)	$(1,121,065)	$(10,368)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2021	48,444,473	$48	$1,136,656	$(126)	$(1,153,911)	$(17,333)
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(124,666)	—	47,962	(76,704)
Issuance of common stock for restricted stock awards, net	191,227	—	(358)	—	—	(358)
Stock-based compensation	—	—	4,878	—	—	4,878
Other comprehensive loss	—	—	—	(304)	—	(304)
Net loss	—	—	—	—	(35,891)	(35,891)
Balances at March 31, 2022	48,635,700	$48	$1,016,510	$(430)	$(1,141,840)	$(125,712)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash flows from operating activities
Net loss	$(35,891)	$(41,964)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,604	1,499
Amortization and accretion	2,007	7,408
Stock-based compensation	4,632	8,749
Other non-cash	(50)	1,116
Changes in operating assets and liabilities
Accounts receivable, net	5,211	9,872
Inventory	538	(1,052)
Prepaid, current and other assets	(1,211)	(4,286)
Licensing receivable	90,000	—
Accounts payable, accrued expenses and other current liabilities	(9,517)	(10,297)
Operating lease liabilities	(1,097)	(1,846)
Deferred revenue	5,685	747
Net cash provided by (used in) operating activities	61,911	(30,054)
Cash flows from investing activities
Purchase of available-for-sale investments	(70,308)	(25,236)
Proceeds from sales and maturities of investments	29,605	28,288
Purchase of property, plant and equipment	(1,597)	(772)
Net cash (used in) provided by investing activities	(42,300)	2,280
Cash flows from financing activities
Payments related to issuance of stock for stock-based compensation arrangements, net	(357)	(1,101)
Net cash used in financing activities	(357)	(1,101)
Net change in cash and cash equivalents	19,254	(28,875)
Cash and cash equivalents, at beginning of period	37,187	151,570
Cash and cash equivalents, at end of period	$56,441	$122,695

Non-cash investing and financing activities
Purchase of property, plant and equipment in accounts payable and accrued expenses and other current liabilities	$742	$182
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
In March 2022, the Company commenced a Phase 4 program that was designed to further demonstrate that Rocklatan® is a highly effective single bottle, once daily therapy.
Efforts Outside the United States
In addition to actively promoting Rhopressa® and Rocklatan® in the United States, the Company is also developing business opportunities outside of the United States and has made progress in its efforts to commercialize Rhopressa® and Rocklatan® in Europe, Japan and other regions of the world.
The Company partnered and has collaboration agreements in place with Santen Pharmaceuticals Co., Ltd. (“Santen Pharmaceuticals”) and Santen SA (“Santen SA” and, together with Santen Pharmaceuticals, “Santen”) to develop and commercialize its products in Japan and South Korea, Indonesia, Malaysia, Philippines, Singapore, Thailand, Vietnam and Taiwan (collectively, “East Asia”), as well as Europe, China, India, the Middle East, Commonwealth of Independent States (“CIS”), Africa, parts of Latin America and the Oceania countries. The initial Collaboration and License Agreement with Santen was executed in October 2020 (the “First Santen Agreement”) to advance the Company’s clinical development and ultimately commercialize Rhopressa® and Rocklatan® in Japan and East Asia. The second Collaboration and License Agreement with Santen (the “Second Santen Agreement” and, together with the First Santen Agreement, the “Santen Agreements”) was executed in December 2021 to develop and commercialize Rhopressa® and Rocklatan® in Europe, China, India, the Middle East, CIS, Africa, parts of Latin America and the Oceania countries. See Note 3 for additional information. In Europe, Rhopressa® and Rocklatan® will be marketed under the names Rhokiinsa® and Roclanda®, respectively.
Rhokiinsa® and Roclanda® were granted a Centralised Marketing Authorisation (“Centralised MA”) by the European Commission (“EC”) in November 2019 and January 2021, respectively. In April 2021, Roclanda® received marketing authorisation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in Great Britain.
In Japan, in October 2021, the Company reported positive topline results for its Phase 3 clinical trial of netarsudil ophthalmic solution 0.02% (“netarsudil 0.02%”), the first of three expected Phase 3 clinical trials in Japan. A second, confirmatory Phase 3 study, required for approval in Japan, is currently underway. Santen is taking the lead on next steps in preparation for registration in Japan under the terms of the First Santen Agreement. Clinical trials for Rocklatan® in Japan have not yet begun.
Glaucoma Product Manufacturing
The Company has a sterile fill manufacturing facility in Athlone, Ireland (“Athlone plant”), for the production of its FDA approved products and clinical supplies. In addition, the Athlone plant has also manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan as well as registration batches to support product approval in Japan.

Product Candidates in Development
The Company is furthering the development of its product candidates focused on dry eye and retinal diseases as described below.
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
In September 2021, the Company reported topline results of its Phase 2b clinical study, named COMET-1, for AR-15512. The Company completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%) in a 90-day trial with 369 subjects. The COMET-1 clinical study achieved statistical significance for multiple pre-specified and validated signs and symptoms. The greatest efficacy was demonstrated with the higher concentration 0.003% formulation, which the Company plans to advance to Phase 3 studies. The study did not achieve statistical significance at the pre-determined primary endpoints at Day 28. The Company gained alignment with the FDA in the first quarter of 2022 on the results of the Phase 2b clinical trial and confirmed the design of the Phase 3 registrational trials.
Retina Program
The Company is currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-14034 SR. For AR-1105, a dexamethasone steroid implant, the Company completed a Phase 2 clinical trial for patients with macular edema due to retinal vein occlusion (“RVO”) in July 2020 and reported topline results indicating sustained efficacy of up to six months.
The preclinical sustained-release implant AR-14034 SR is being designed to deliver the active ingredient axitinib, a potent small molecule pan vascular endothelial growth factor (“VEGF”) receptor inhibitor. AR-14034 SR has the potential to provide a duration of effect of approximately one year with a once per-year injection. It may potentially be used to treat DME, wet AMD and related diseases of the retina.
Liquidity
The Company’s activities prior to the commercial launch of Rhopressa® had primarily consisted of developing product candidates, raising capital and performing research and development activities. The Company has incurred losses and experienced negative operating cash flows since inception. The Company had previously funded its operations primarily through the sale of equity securities and issuance of convertible notes prior to generating product revenues. In September 2019, the Company issued an aggregate principal amount of $316.25 million of 1.50% convertible senior notes due October 2024 (the “Convertible Notes”). See Note 10 for additional information. Further, the Company entered into the First Santen Agreement and Second Santen Agreement in October 2020 and December 2021, respectively, pursuant to which Santen made upfront payments of $50.0 million and $88.0 million, respectively. In December 2021, the Company also earned a $2.0 million supplemental upfront payment associated with the Second Santen Agreement. Total aggregate upfront payments of $90.0 million associated with the Second Santen Agreement (the “Second Santen Agreement Upfront Payment”) were received in January 2022. See Note 3 for additional information. As of March 31, 2022, the Company had $199.2 million in cash, cash equivalents and investments. The Company believes that its cash, cash equivalents and investments and projected cash flows from revenues, will provide sufficient resources to support its operations, including interest payments for its Convertible Notes, through at least the next twelve months from the date of this filing.
The Company expects to incur ongoing operating losses until such a time when Rhopressa® or Rocklatan® or any current or future product candidates, if approved, generate sufficient cash flows for the Company to achieve profitability. Accordingly, the Company may be required to obtain further funding through debt or equity offerings or other sources. In addition, the Company continues to evaluate collaboration and licensing opportunities related to its product candidates in development. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on acceptable terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.

2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of Aerie and its wholly-owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, leases, acquisitions, stock-based compensation and fair value measurements. On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a pandemic. The COVID-19 pandemic continues to evolve, which the Company considered in its critical and significant accounting estimates as future developments continue to be uncertain, including as a result of new information that may emerge concerning COVID-19 and its variants and the actions taken to contain or treat it, as well as the economic impact on eye-care professionals, patients, third parties and markets. Actual results could differ from the Company’s estimates.
Adoption of New Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). This ASU simplifies the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and the derivative scope exception for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Convertible Notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. The guidance became effective for the Company beginning on January 1, 2022, and was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. As such, financial results reported in prior periods were not adjusted. The impact of adopting ASU 2020-06 on January 1, 2022, was comprised of a $124.7 million decrease to additional paid-in capital, a $76.7 million increase to convertible notes, net to reduce debt discounts and a $48.0 million decrease to accumulated deficit. Upon adoption of ASU 2020-06, the Company’s interest expense, recognized as a component of other expense, net in its condensed consolidated statements of operations and comprehensive loss, will decrease which primarily relates to no longer recognizing non-cash interest expense from the discount amortization, partially offset by an increase in amortization of debt issuance costs. See Note 10 for additional information.
Recently Issued Accounting Standards
There have been no new accounting pronouncements issued since the filing of the Annual Report on Form 10-K for the year ended December 31, 2021 that are expected to materially impact the Company’s consolidated financial statements.

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
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consist of the following:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Convertible Notes (1)	12,662,650	—
Outstanding stock options	6,711,485	8,720,368
Non-vested restricted stock awards	1,077,745	714,005
Non-vested restricted stock units	151,282	95,238
Total	20,603,162	9,529,611
(1)     Upon adoption of ASU 2020-06 on January 1, 2022, the if-converted method is applied to the Convertible Notes in the calculation of earnings per share. Prior to the adoption of ASU 2020-06, the Company did not include the conversion value of the Convertible Notes in the diluted earnings per share computation.
3. Revenue Recognition
Product Revenues
Net product revenues for the three months ended March 31, 2022 and 2021 were generated from sales of Rhopressa® and Rocklatan®, the Company’s glaucoma franchise products, which were commercially launched in the United States in April 2018 and May 2019, respectively. Aerie’s customers include a limited number of national and select regional wholesalers (the “distributors”). For the three months ended March 31, 2022, three distributors accounted for 38%, 35% and 26% of total revenues, respectively. For the three months ended March 31, 2021, three distributors accounted for 36%, 30% and 33% of total revenues, respectively. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
Product revenues are recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives in the condensed consolidated statements of operations and comprehensive loss, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities in the condensed consolidated balance sheets. Amounts billed or invoiced are included in accounts receivable, net on the condensed consolidated balance sheets. The Company did not have any contract assets (unbilled receivables) as of March 31, 2022 or December 31, 2021, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities as of March 31, 2022 or December 31, 2021, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers. The Company calculates its net product revenues based on the wholesale acquisition cost that the Company charges its distributors for Rhopressa® and Rocklatan® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs and (iii) reserves for expected product returns. Provisions for revenue reserves reduced product revenues by $63.8 million and $50.8 million in aggregate for the three months ended March 31, 2022 and 2021, respectively, a significant portion of which related to commercial and Medicare Part D rebates.
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

Rebates, Chargebacks and Other Discounts: The Company contracts with Third-party Payers for coverage and reimbursement of Rhopressa® and Rocklatan®. The Company estimates the rebates, donut hole and chargebacks it expects to be obligated to provide to Third-party Payers and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. The Company estimates the rebates, donut hole and chargebacks that it expects to be obligated to provide to Third-party Payers based upon (i) the Company's contracts and applicable negotiations with these Third-party Payers, (ii) estimates regarding the payer mix for Rhopressa® and Rocklatan® based on utilization of both third-party and the Company’s historical data, (iii) inventory held by distributors and (iv) estimates of inventory held at the retail channel. Other discounts include the Company’s co-pay assistance coupon programs for commercially-insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to pay associated with product that has been recognized as revenue.
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
Santen Collaboration and License Agreements
Second Santen Agreement
In December 2021, Aerie Ireland Limited entered into the Second Santen Agreement with Santen which expands the scope of the First Santen Agreement, entered into in October 2020. Pursuant to the Second Santen Agreement, Aerie Ireland Limited granted to Santen the exclusive right to develop and commercialize Rhopressa® and Rocklatan® (the “Licensed Products”) in Europe, China, India, the Middle East, CIS, Africa, parts of Latin America and the Oceania countries (such jurisdictions collectively, the “Expanded Territories”). The Company is the sole manufacturer of the Licensed Products for Santen and Santen may manufacture, in certain circumstances, upon mutual agreement of both parties. In addition, Aerie Ireland Limited granted Santen a first right of refusal to commercialize the Licensed Products in Canada.
Under the agreement, Santen made the Second Santen Agreement Upfront payment in January 2022 to Aerie Ireland Limited which was comprised of an $88.0 million upfront payment and a $2.0 million supplemental upfront payment that was earned based on the achievement of an event that occurred in December 2021. Upon the achievement of certain events, Aerie Ireland Limited will earn various development milestones of up to $15.5 million and sales milestones of up to $60.0 million. In addition, Santen will pay Aerie Ireland Limited a royalty in excess of 25% of the Licensed Products’ net sales in the Expanded Territories, excluding China and India (and in excess of 20% of the Licensed Products’ net sales in China and India), such consideration consisting of the cost of products supplied to Santen from Aerie Ireland Limited and a royalty for the Company’s intellectual property. While the royalty rate decreases when the Licensed Products are manufactured by or on behalf of Santen, there is a guaranteed minimum percentage.
The term of the Second Santen Agreement continues on a country-by-country and product-by-product basis until the expiration of the obligation to make payments under the Second Santen Agreement with respect to each Licensed Product in each country or region. The Second Santen Agreement may be terminated by either Aerie Ireland Limited or Santen upon the other party’s material breach, bankruptcy or insolvency. Aerie Ireland Limited may also terminate the agreement upon a patent challenge by Santen or on a country-by-country basis upon a breach by Santen of its obligation to develop, obtain marketing approval of and commercialize the Licensed Products in certain of the Expanded Territories. Santen may terminate the Second Santen Agreement in its discretion if Santen reasonably determines that the Licensed Products are not commercially viable in the Expanded Territory (effective upon 180 days’ prior written notice). In addition, in the event that patents are issued that may prevent the commercialization of the Licensed Products during the three-year period following marketing authorization of Rhopressa® in China, Santen would have the right to terminate the agreement with respect to China only and require Aerie Ireland Limited to repay $8.0 million of the Second Santen Agreement Upfront Payment. In the event of termination, the Licensed Products in the applicable Expanded Territories will revert to Aerie Ireland Limited.

The Company recognized deferred revenue, non-current as of March 31, 2022 and December 31, 2021 as follows:

(in thousands)	MARCH 31, 2022	DECEMBER 31, 2021
First Santen Agreement:
Upfront payment (1)	$50,000	$50,000
Developmental milestones (2)	6,000	—
Santen’s portion of shared costs (3)	6,000	6,315
Second Santen Agreement:
Upfront payment (4)	8,000	8,000
Total	$70,000	$64,315
(1)While the Company determined that the license was a right to use the Company’s intellectual property and as of the effective date of the First Santen Agreement, the Company had provided all necessary information to Santen to benefit from the license and the license term had begun, revenue was not recognized upon satisfaction of the performance obligation due to the uncertainty around potential termination in the event that patents are issued that may prevent the commercialization of the Licensed Products.
The Company will recognize the $50.0 million upfront payment received under the First Santen Agreement, and any other current and potential future development milestones and sales milestones, when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
(2)In March 2022, Santen made a $6.0 million developmental milestone payment in connection with the First Santen Agreement.
(3)This item represents Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan, which commenced in the fourth quarter of 2020, as described above.
(4)As of March 31, 2022 and December 31, 2021, the Company recognized $8.0 million of the Second Santen Agreement Upfront Payment as deferred revenue, non-current in its consolidated balance sheet due to the uncertainty around potential termination in China in the event that patents are issued that may prevent the commercialization of the Licensed Products.
4. Investments
Cash, cash equivalents and investments as of March 31, 2022 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$56,441	$—	$—	$56,441
Total cash and cash equivalents	$56,441	$—	$—	$56,441
Investments:
Certificates of deposit (due within 1 year)	$9,044	$—	$(14)	$9,030
Commercial paper (due within 1 year)	54,456	—	(186)	54,270
Corporate bonds (due within 1 year)	41,747	—	(178)	41,569
Corporate bonds (due within 2 years)	4,020	—	(35)	3,985
U.S. Government and government agencies (due within 1 year)	33,955	—	(17)	33,938
Total investments	$143,222	$—	$(430)	$142,792
Total cash, cash equivalents and investments	$199,663	$—	$(430)	$199,233

Cash, cash equivalents and investments as of December 31, 2021 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$37,187	$—	$—	$37,187
Total cash and cash equivalents	$37,187	$—	$—	$37,187
Investments:
Certificates of deposit (due within 1 year)	$9,047	$—	$(9)	$9,038
Commercial paper (due within 1 year)	50,975	—	(55)	50,920
Corporate bonds (due within 1 year)	42,718	—	(62)	42,656
Total investments	$102,740	$—	$(126)	$102,614
Total cash, cash equivalents and investments	$139,927	$—	$(126)	$139,801
Interest income earned on the Company’s cash, cash equivalents and investments was $0.1 million in each of the three months ended March 31, 2022 and 2021, respectively. Realized gains or losses were immaterial during the three months ended March 31, 2022 and 2021.
As of March 31, 2022 and December 31, 2021, the Company did not hold any equity securities.
5. Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	MARCH 31, 2022
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$56,441	$—	$—	$56,441
Total cash and cash equivalents:	$56,441	$—	$—	$56,441
Investments:
Certificates of deposit	$—	$9,030	$—	$9,030
Commercial paper	—	54,270	—	54,270
Corporate bonds	—	45,554	—	45,554
U.S. Government and government agencies	—	33,938	—	33,938
Total investments	$—	$142,792	$—	$142,792
Total cash, cash equivalents and investments:	$56,441	$142,792	$—	$199,233

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2021
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$37,187	$—	$—	$37,187
Total cash and cash equivalents:	$37,187	$—	$—	$37,187
Investments:
Certificates of deposit	$—	$9,038	$—	$9,038
Commercial paper	—	50,920	—	50,920
Corporate bonds	—	42,656	—	42,656
Total investments	$—	$102,614	$—	$102,614
Total cash, cash equivalents and investments:	$37,187	$102,614	$—	$139,801
The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes was $284.8 million and $270.4 million at March 31, 2022 and December 31, 2021, respectively.
There were no transfers between the different levels of the fair value hierarchy during the three months ended March 31, 2022 and 2021.
6. Inventory
Inventory consists of the following:

(in thousands)	MARCH 31, 2022	DECEMBER 31, 2021
Raw materials	$4,968	$5,368
Work-in-process	30,480	30,989
Finished goods	4,742	4,053
Total inventory	$40,190	$40,410
For the three months ended March 31, 2022 and 2021, $3.9 million and $4.4 million, respectively, of production costs associated with underutilized capacity at the Company’s Athlone plant were recorded to costs of goods sold. The underutilization results from the manufacturing plant having not yet reached full capacity as it commenced operations in early 2020.

7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

(in thousands)	MARCH 31, 2022	DECEMBER 31, 2021
Manufacturing equipment	$22,485	$22,464
Laboratory equipment	9,509	9,182
Furniture and fixtures	1,612	1,569
Software, computer and other equipment	7,857	7,779
Leasehold improvements	31,452	31,175
Construction-in-progress	2,703	2,037
Property, plant and equipment	75,618	74,206
Less: Accumulated depreciation	(24,392)	(22,734)
Property, plant and equipment, net	$51,226	$51,472
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
The Company’s operating leases have remaining lease terms of approximately 1 year to 15 years, some of which include options to extend the leases.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	MARCH 31, 2022	DECEMBER 31, 2021
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$11,855	$15,881
Accrued consulting and professional fees	3,976	5,007
Accrued research and development (1)	3,089	2,262
Accrued revenue reserves (2)	79,213	85,381
Accrued other (3)	4,817	3,810
Total accrued expenses and other current liabilities	$102,950	$112,341
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

10. Debt
Convertible Notes
In September 2019, the Company issued an aggregate principal amount of $316.25 million of Convertible Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The Convertible Notes, governed by an indenture between the Company and a trustee, are senior, unsecured obligations and do not include financial and operating covenants nor any restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by Aerie or any of its subsidiaries. Interest on the Convertible Notes is payable semi-annually in cash in arrears at a rate of 1.50% per annum on April 1 and October 1 of each year, which began on April 1, 2020. The Convertible Notes will mature on October 1, 2024 unless they are redeemed, repurchased or converted prior to such date. Prior to April 1, 2024, the Convertible Notes will be convertible at the option of holders only during certain periods and upon satisfaction of certain conditions. On and after April 1, 2024, the Convertible Notes will be convertible at the option of the holders any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in shares of Aerie common stock, cash or a combination, thereof, at the Company's election. The Company intends to pay cash upon conversion of the Convertible Notes. See Note 2 for additional information.
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
During the three months ended March 31, 2022, the conditions allowing holders of the Convertible Notes to elect to convert had not been met. As of March 31, 2022, the if-converted value of the Convertible Notes did not exceed the principal amount of the Convertible Notes.
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
Upon the Company’s adoption of ASU 2020-06 on January 1, 2022, as further discussed in Note 2, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, the Convertible Notes will be accounted for as a single liability measured at its amortized cost. The effective interest rate was 2.1% for the three months ended March 31, 2022.

The following table summarizes the carrying value of the Convertible Notes:

(in thousands)	MARCH 31, 2022	DECEMBER 31, 2021
Gross proceeds	$316,250	$316,250
Unamortized debt discount	—	(78,395)
Unamortized issuance costs	(4,572)	(3,328)
Carrying value	$311,678	$234,527
The following table summarizes the interest expense recognized related to the Convertible Notes:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2022	2021
Stated interest	$1,186	$1,186
Amortized debt discount	—	5,482
Amortized issuance costs	447	232
Interest expense	$1,633	$6,900
Separately, in September 2019, the Company entered into privately negotiated capped call options with financial institutions. The capped call options cover, subject to customary anti-dilution adjustments, the number of shares of Aerie common stock that initially underlie the Convertible Notes. The cap price of the capped call options is $37.00 per share of Aerie common stock, representing a premium of 100% above the closing price of $18.50 per share of Aerie common stock on September 4, 2019, and is subject to certain adjustments under the terms of the capped call options. The capped call options are generally intended to reduce or offset potential dilution to Aerie common stock upon conversion of the Convertible Notes with such reduction and/ or offset, as the case may be, subject to a cap based on the cap price. The Company paid a total of $32.9 million in premiums for the capped call options, which was recorded as additional paid-in capital, using a portion of the gross proceeds from the issuance and sale of the Convertible Notes. The capped call options are excluded from diluted earnings per share because the impact would be anti-dilutive.
11. Stock-Based Compensation
Stock-based compensation expense for options granted, restricted stock awards (“RSAs”), RSAs with non-market performance and service conditions (“PSAs”), restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2022	2021
Cost of goods sold	$162	$507
Selling, general and administrative	3,134	6,255
Research and development	1,336	1,987
Total	$4,632	$8,749
Equity Plans
The Company maintains three equity compensation plans: the 2005 Aerie Pharmaceutical Stock Plan (the “2005 Plan”), the 2013 Omnibus Incentive Plan (the “2013 Equity Plan”), which was amended and restated as the Aerie Pharmaceuticals, Inc. Second Amended and Restated Omnibus Incentive Plan (the “Second Amended and Restated Equity Plan”), as described below, and the Aerie Pharmaceuticals, Inc. Inducement Award Plan (the “Inducement Award Plan”), which was amended and restated as the Aerie Pharmaceuticals, Inc. Second Amended and Restated Inducement Award Plan (the “Second Amended and Restated Inducement Award Plan”), as described below. The 2005 Plan, the Second Amended and Restated Equity Plan and the Second Amended and Restated Inducement Award Plan are referred to collectively as the “Plans.” The 2005 Plan was frozen in 2013 and no additional awards have been or will be made under the 2005 Plan.

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
In 2016, Aerie’s Board of Directors approved the Inducement Award Plan which provides for the granting of up to 418,000 equity awards in respect of common stock of Aerie and subsequently amended and restated the Inducement Award Plan twice in 2017 to increase the equity awards that may be issued by a total of an additional 874,500 shares. In 2019, the Second Amended and Restated Inducement Award Plan was further amended by Aerie’s Board of Directors to increase the number of shares issuable under the plan by 100,000 shares. On December 9, 2021, Aerie’s Board of Directors approved an increase to the number of shares issuable under the plan for grants made to the Company’s new Chief Executive Officer in connection with his hiring, including 602,952 shares for grants made in December 2021 and additional shares for grants made in the first quarter of 2022. On March 11, 2022, Aerie’s Board of Directors approved an amendment to the Second Amended and Restated Inducement Award Plan to increase the number of shares that may be issued under the plan to 4,092,500 shares, which includes the 602,952 shares granted to our Chief Executive Officer in December 2021 as well as an additional 2,097,048 shares to cover his previously approved March 2022 grant and other new hire grant projections. Awards granted under the Second Amended and Restated Inducement Award Plan, as amended from time to time are intended to qualify as employment inducement awards under NASDAQ Listing Rule 5635(c)(4).
Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2021	6,550,610	$26.87
Granted	673,888	8.73
Canceled	(513,013)	23.91
Options outstanding at March 31, 2022	6,711,485	$25.27	6.4	$2,354
Options exercisable at March 31, 2022	4,569,275	$30.42	5.1	$1,716
As of March 31, 2022, the Company had $18.0 million of unrecognized compensation expense related to options granted under its equity plans. This expense is expected to be recognized over a weighted average period of 2.5 years as of March 31, 2022.
Restricted Stock Awards
The following table summarizes the RSA, including PSA, activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSAs at December 31, 2021	977,244	$18.32
Granted	347,814	8.80
Vested	(132,905)	34.07
Canceled	(114,408)	19.43
Non-vested RSAs at March 31, 2022	1,077,745	13.21
As of March 31, 2022, the Company had $12.0 million of unrecognized compensation expense related to unvested RSAs, including PSAs. This expense is expected to be recognized over the weighted average period of 2.8 years as of March 31, 2022.
The vesting of the RSAs is time and service based with terms of 1 to 4 years. In 2017, the Company granted 98,817 PSAs that vested in 2020 upon the satisfaction of certain performance and service conditions. During the three months ended March 31, 2022, the Company granted 218,418 PSAs which vest upon the satisfaction of certain performance and service conditions, none of which have vested.

Restricted Stock Units
The following table summarizes the RSU activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSUs at December 31, 2021	156,873	$14.88
Granted	1,989	6.88
Vested	(7,143)	7.00
Canceled	(437)	16.22
Non-vested RSUs at March 31, 2022	151,282	15.14
As of March 31, 2022, the associated unrecognized compensation expense totaled $2.8 million. This expense is expected to be recognized over the weighted average period of 2.8 years as of March 31, 2022.
Stock Appreciation Rights
The following table summarizes the SARs activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
SARs outstanding at December 31, 2021	238,349	$27.67
Granted	3,000	6.97
Canceled	(13,434)	28.02
SARs outstanding at March 31, 2022	227,915	$27.37	2.8	$7
SARs exercisable at March 31, 2022	96,106	$39.26	1.9	$—
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
12. Commitments and Contingencies
Milestone Payments
In the first quarter of 2022, the Company gained alignment with the FDA on the results of its Phase 2b clinical trial for AR-15512 and confirmed the design of the Phase 3 trials, which the Company currently expects to initiate in the second quarter of 2022. This resulted in the achievement of a regulatory milestone in which the Company paid the former shareholders of Avizorex $8.0 million in the first quarter of 2022.
Litigation
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of March 31, 2022, the Company is not a party to any material pending legal or administrative proceedings and, to its knowledge, no such proceedings are threatened or contemplated. The Company does not have contingency reserves established for any litigation liabilities as of March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report and with our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 25, 2022 (“2021 Form 10-K”). This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements and see “Risk Factors” in our 2021 Form 10-K and other documents we have filed or furnished with the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.
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
In March 2022, we commenced a Phase 4 program that was designed to further demonstrate that Rocklatan® is a highly effective single bottle, once daily therapy. We expect topline data for this Phase 4 Multi-center Open-label Rocklatan® Evaluation (“MORE”) study to be available in the first half of 2023.

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
In Japan, we reported positive topline results for our Phase 3 clinical trial of netarsudil ophthalmic solution 0.02% in October 2021, the first of three expected Phase 3 clinical trials in Japan. The results evaluated netarsudil 0.02% versus ripasudil hydrochloride hydrate ophthalmic solution 0.4% (“ripasudil 0.4%”) and showed that netarsudil 0.02% once daily was superior to ripasudil 0.4% twice daily in lowering IOP after four weeks (p<0.0001), the primary endpoint of the study. The medications were safe and well tolerated. The most common treatment emergent adverse event was conjunctival hyperemia, which is treatable. In March 2022, Santen made a $6.0 million developmental milestone payment in connection with the conclusion of this Phase 3 clinical trial. A second, confirmatory Phase 3 study, required for approval in Japan, is currently underway. Santen is taking the lead on next steps in preparation for registration in Japan under the terms of the First Santen Agreement. Clinical trials for Rocklatan® have not yet begun.
Glaucoma Product Manufacturing
We have a sterile fill production facility in Athlone, Ireland, for the production of our FDA approved products and clinical supplies, with the intent of having the Athlone plant supply our ophthalmic products in all markets for which we received regulatory approval and are commercialized. The Athlone plant began manufacturing commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. Shipments of commercial supply of both Rocklatan® and Rhopressa® from the Athlone plant to the United States commenced in the second half of 2020. In addition, the Athlone plant has manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan as well as registration batches to support product approval in Japan. We expect to commence shipments of Roclanda® to Santen pursuant to the Second Santen Agreement in the fourth quarter of 2022.
As the Athlone plant commenced operations in early 2020, it has not reached full capacity. We expect that the Athlone plant will have adequate capacity to produce for the markets included in the Santen Agreements, as needed, which include Europe, Japan, East Asia and certain other regions of the world, if approved for commercial distribution in those markets. The Athlone plant manufactures most of our ongoing needs for Rhopressa® and Rocklatan® in the United States. We may continue to use contract manufacturers to produce commercial supplies of Rhopressa® and Rocklatan® for distribution in the United States, but at reduced levels as a result of the Athlone plant commencing manufacturing operations.
Product Candidates in Development
Our strategy includes enhancing our longer-term commercial potential by identifying and advancing additional product candidates through our internal discovery efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional ophthalmic products, technologies or product candidates that complement our current product portfolio.
Dry Eye Program
We are developing AR-15512 ophthalmic solution for the treatment of patients with dry eye disease. In September 2021, we reported topline results of our Phase 2b clinical study, named COMET-1, for AR-15512. We completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%) in a 90-day trial with 369 subjects. The COMET-1 clinical study achieved statistical significance for multiple pre-specified and validated signs and symptoms. The greatest efficacy was demonstrated with the higher concentration 0.003% formulation, which we plan to advance to Phase 3 studies. The study did not achieve statistical significance at the pre-determined primary endpoints at Day 28. We gained alignment with the FDA in the first quarter of 2022 on the results of the Phase 2b clinical study and confirmed the design of the Phase 3 registrational trials, which we currently expect to initiate in the second quarter of 2022. The first Phase 3 registrational trial, named COMET-2, will be a multi-center, vehicle-controlled, double-masked, randomized study that will evaluate a single concentration of AR-15512 (0.003%) compared to the AR-15512 vehicle, administered twice daily for 90 days. COMET-2 is expected to enroll about 460 participants at approximately 20 sites in the United States.
Retina Program
Furthermore, we are currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-14034 SR. For AR-1105, we completed a Phase 2 clinical trial for patients with macular edema due to RVO in July 2020 and reported topline results indicating sustained efficacy of up to six months. We have received advice from regulatory agencies in both Europe and the United States regarding clinical and regulatory pathways for Phase 3 clinical trials. We are currently evaluating Phase 3 development options as well as partnership opportunities. In addition, we are also working to advance our preclinical sustained-release retinal implant, AR-14034 SR, for which we anticipate filing an Investigational New Drug Application (“IND”) with the FDA in the second half of 2022.
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
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a pandemic. As the COVID-19 pandemic continues to evolve, we considered this in our critical and significant accounting estimates as future developments continue to be uncertain, including as a result of new information that may emerge concerning COVID-19 and its variants and the actions taken to contain or treat it, as well as the economic impact on eye-care professionals, patients, third parties and markets. Actual results could differ from our estimates.
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
Financial Overview
Our cash, cash equivalents and investments totaled $199.2 million as of March 31, 2022. We believe that our cash, cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months from the date of this filing, though there may be need for additional financing activity as we continue to grow, in addition to our aggregate principal amount of $316.25 million of Convertible Notes which mature on October 1, 2024. We continue to evaluate our product candidates in development for collaboration and licensing opportunities. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion.
We have incurred net losses since our inception in June 2005. Until 2018, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of March 31, 2022, we had an accumulated deficit of $1,141.8 million and recognized a net loss of $35.9 million for the three months ended March 31, 2022. For the three months ended March 31, 2021 we recognized a net loss of $42.0 million. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rhopressa® and Rocklatan®, advancing our product candidates in development, international expansion and operating our Athlone plant.
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
Licensing Revenues
Licensing revenues consist of the upfront license fee and supplemental upfront payment earned from the licensing of our intellectual property. We recognize revenues from license fees when the license is considered a right to use the intellectual property and we have provided all necessary information to the licensee to benefit from the license and the license term has begun. If it is probable that a significant reversal in the amount of cumulative revenue recognized will occur, we record the upfront license fees in deferred revenue, non-current until the uncertainty is resolved.
Cost of Goods Sold
Cost of goods sold consists of direct and indirect costs to procure and manufacture product sold, including third-party manufacturing costs. Prior to receiving FDA approval, these costs for Rhopressa® and Rocklatan® were expensed as pre-approval commercial manufacturing expenses (as defined below). We began capitalizing inventory costs for Rhopressa® and Rocklatan® after receipt of FDA approval. In January 2020 and September 2020, we received FDA approval to produce Rocklatan® and Rhopressa®, respectively, at the Athlone plant for commercial distribution in the United States. Shipments of commercial supply of both Rocklatan® and Rhopressa® from the Athlone plant to the United States commenced in the second half of 2020. Production costs related to underutilized capacity at the Athlone plant, are not included in the cost of inventory but are charged directly to cost of goods sold in the condensed consolidated statements of operations and comprehensive loss in the period incurred. We expect cost of goods sold in 2022 to continue to be unfavorably impacted by production costs due to the underutilization at the Athlone plant as a result of the Athlone plant having become operational in early 2020 and having not yet reached full capacity. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity.
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
Other Expense, Net
Other expense, net primarily includes interest expense, interest income, foreign exchange gains and losses and other income and expense. Interest expense consists of interest expense under the Convertible Notes, including the amortization of debt discounts and issuance costs incurred. Interest income primarily consists of interest earned on our cash, cash equivalents and investments. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion. Foreign exchange gains and losses are primarily due to the remeasurement of our lease liabilities, which are denominated in a foreign currency and held by a subsidiary with a U.S. dollar functional currency. Also included in other income and expense are changes in the fair value of equity securities (sold during the three months ended March 31, 2021) and research and development tax credit refunds.
Income Tax Expense
Income tax expense primarily includes branch taxes of our non-U.S. subsidiaries and withholding taxes related to the $6.0 million developmental milestone made by Santen Pharmaceuticals pursuant to the First Santen Agreement.
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
Our critical accounting policies and significant estimates have not materially changed since the date we filed our 2021 Form 10-K. For more information on our critical accounting policies and estimates, refer to our 2021 Form 10-K.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021:

	THREE MONTHS ENDED MARCH 31,		$ CHANGE	% CHANGE
	2022	2021
	(in thousands, except percentages)
Product revenues, net	$29,835	$22,970	$6,865	30%
Total revenues, net	29,835	22,970	6,865	30%
Costs and expenses:
Cost of goods sold	6,780	6,700	80	1%
Selling, general and administrative expenses	31,524	32,598	(1,074)	(3)%
Research and development expenses	25,174	17,891	7,283	41%
Total costs and expenses	63,478	57,189	6,289	11%
Loss from operations	(33,643)	(34,219)	576	(2)%
Other expense, net	(1,555)	(7,714)	6,159	(80)%
Loss before income taxes	$(35,198)	$(41,933)	$6,735	(16)%
Product revenues, net
Product revenues, net were $29.8 million and $23.0 million for the three months ended March 31, 2022 and 2021, respectively, and related to sales of our U.S. glaucoma franchise products, Rhopressa® or Rocklatan®. The year-over-year revenue increase is primarily due to an increase in the number of units shipped to wholesalers and improved margins per bottle.
Cost of goods sold
Cost of goods sold was $6.8 million and $6.7 million for the three months ended March 31, 2022 and 2021, respectively. Our gross margin percentage was 77.3% and 70.8% for the three months ended March 31, 2022 and 2021, respectively. The increase in the gross margin percentage was driven by the increase in product revenues, net as discussed above. Our cost of goods sold and gross margin percentage for the three months ended March 31, 2022 and 2021 were unfavorably impacted by costs due to underutilized capacity at the Athlone plant, which increased the cost of goods sold by $3.9 million and $4.4 million and lowered the gross margin percentage by 13.0% and 19.0%, respectively. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the Athlone plant reaches full capacity.
Selling, general and administrative expenses
Selling, general and administrative expenses were $31.5 million and $32.6 million for the three months ended March 31, 2022 and 2021, respectively. Selling, general and administrative expenses decreased by $1.1 million primarily due to lower stock-based compensation partially offset by higher employee-related and sales and marketing expenses. We expect selling, general and administrative expenses to decrease for the remainder of 2022.
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

	THREE MONTHS ENDED MARCH 31,		$ CHANGE	% CHANGE
	2022	2021
	(in thousands, except percentages)
Direct research and development expenses by program:
Rhopressa®	$135	$1,257	$(1,122)	(89)%
Rocklatan®	132	—	132	*
AR-15512	10,733	4,004	6,729	*
Retina programs (1)	573	194	379	*
Other direct research and development program costs (2)	424	80	344	*
Total direct research and development program costs	11,997	5,535	6,462	*
Employee-related costs	6,851	6,666	185	3%
Stock-based compensation	1,336	1,987	(651)	(33)%
Other indirect costs (3)	4,990	3,703	1,287	35%
Research and development expenses	$25,174	$17,891	$7,283	41%
*Percentage not meaningful
(1) Consists of AR-1105, AR-13503 SR and AR-14034 SR in 2021 and 2022.
(2) Other direct research development program costs primarily include AR-6121.
(3) Consists primarily of other indirect costs incurred for the research and development of preclinical and clinical product candidates, including expenses associated with our research facilities such as lab supplies, depreciation and other research facility related costs.
Research and development expenses were $25.2 million and $17.9 million for the three months ended March 31, 2022 and 2021, respectively. Research and development expenses increased by $7.3 million primarily due to an increase of $6.7 million in expenses associated with AR-15512. In September 2021, we reported topline results on safety and efficacy for COMET-1, a Phase 2b clinical trial in which we completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%). In January 2022, the Company gained alignment with the FDA on the results of its Phase 2b clinical trial and confirmed the design of the Phase 3 trials. This resulted in the achievement of a regulatory milestone in which the Company paid the former shareholders of Avizorex $8.0 million. We expect to initiate Phase 3 clinical trials for AR-15512 in the second quarter of 2022, and therefore expect an increase in these costs through the end of the year.
The increase was offset by a $1.1 million decrease in expenses for Rhopressa® for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Furthermore, expenses for Rhopressa® in the three months ended March 31, 2021 consisted of ongoing costs for the Rhopressa® Phase 3 clinical trial in Japan. Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan were recorded as deferred revenue, non-current on the condensed consolidated balance sheets.
Costs related to the development of our retina programs were relatively flat for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.In addition, we are also working to advance our preclinical sustained-release retinal implant, AR-14034 SR, for which we anticipate filing an IND with the FDA in the second half of 2022.

Other expense, net
Other expense, net consists of the following:

	THREE MONTHS ENDED MARCH 31,		$ CHANGE
	2022	2021
	(in thousands)
Interest income	$55	$51	$4
Interest expense	(1,633)	(6,901)	5,268
Other income (expense)	23	(864)	887
Other expense, net	$(1,555)	$(7,714)	$6,159
Other expense, net changed by $6.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
This change was primarily due to an decrease of $5.3 million in interest expense due to the impact of adopting Accounting Standards Update 2020-06 on January 1, 2022 which accounts for convertible debt instruments, such as the Convertible Notes, as a single liability measured at its amortized cost, partially offset by a change of $0.9 million in other income (expense) during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The change in other income (expense) primarily consists of $1.0 million in realized loss on equity securities in the prior period. See Notes 2 and 10 to our condensed consolidated financial statements for additional information on the Convertible Notes.
Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities and the issuance of convertible notes. In addition, we generate cash flow from product revenues related to sales of Rhopressa® and Rocklatan® in the United States. Further, we entered into the Second Santen Agreement in December 2021 which included the Second Santen Agreement Upfront Payment, consisting of (a) $88.0 million which we received in January 2022 and (b) a supplemental upfront payment of $2.0 million. This expands the scope of the First Santen Agreement pursuant to which Santen made an upfront payment of $50.0 million in the fourth quarter of 2020.
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
Sources of Liquidity
Our product revenue, net amounted to $29.8 million for the three months ended March 31, 2022, which relate to sales of our glaucoma franchise products, Rhopressa® and Rocklatan®. Accounts receivable, net amounted to $63.6 million as of March 31, 2022.
As of March 31, 2022, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $199.2 million. In January 2022, we received an aggregate $90.0 million associated with the Second Santen Agreement Upfront Payment. See Note 3 to our condensed consolidated financial statements included in this report for additional information. We believe that our cash, cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months. See “—Operating Capital Requirements.”

Cash Flows
The following table summarizes our sources and uses of cash:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$61,911	$(30,054)
Investing activities	(42,300)	2,280
Financing activities	(357)	(1,101)
Net change in cash and cash equivalents	$19,254	$(28,875)
Operating Activities
During the three months ended March 31, 2022, net cash provided by operating activities of $61.9 million related to a net loss of $35.9 million, adjusted for non-cash items of $8.2 million primarily related to amortization and accretion, stock-based compensation expense and depreciation, partially offset by a net cash inflow of $89.6 million related to changes in operating assets and liabilities. During the three months March 31, 2021, net cash used in operating activities of $30.1 million related to a net loss of $42.0 million, adjusted for non-cash items of $18.8 million primarily related to stock-based compensation expense, amortization and accretion and depreciation, offset by a net cash outflow of $6.9 million related to changes in operating assets and liabilities.
The increase in net cash provided by operating activities during the three months ended March 31, 2022 as compared to the three months March 31, 2021 was primarily due to the receipt of the $90.0 million Second Santen Agreement Upfront Payment from Santen in connection with the Second Santen Agreement and higher net cash collections generated from product revenues.
Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities of $42.3 million related to purchases of available-for-sale investments of $70.3 million and purchases of property, plant and equipment of $1.6 million primarily related to the manufacturing plant in Athlone, Ireland partially offset by sales and maturities of available-for-sale investments of $29.6 million. During the three months ended March 31, 2021, net cash provided by investing activities of $2.3 million related to sales and maturities of available-for-sale investments of $28.3 million, offset by purchases of available-for-sale investments of $25.2 million and purchases of property, plant and equipment of $0.8 million primarily related to the Athlone plant.
Financing Activities
During the three months ended March 31, 2022, net cash used in financing activities was $0.4 million and primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock grants. During the three months ended March 31, 2021, net cash used in financing activities of $1.1 million primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock grants.
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
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as included in our 2021 Form 10-K.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash, cash equivalents and investments totaled $199.2 million and $139.8 million as of March 31, 2022 and

December 31, 2021, respectively. Given the short-term nature of our cash, cash equivalents and investments, we do not believe that a change in market interest rates would have a material impact on our financial condition or results of operations. We do not currently engage in any hedging activities against changes in interest rates.
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies but has a U.S. dollar functional currency. We do not currently have a foreign currency hedging program. To date and during the three months ended March 31, 2022, foreign currency exposure and foreign currency financial instruments have not been material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We may periodically become subject to legal proceedings and claims arising in connection with our business. As of March 31, 2022, we are not a party to any material pending legal or administrative proceedings and, to our knowledge, no such proceedings are threatened or contemplated.
Item 1A. Risk Factors
You should consider carefully the risks set forth under “Risk Factors” in our 2021 Form 10-K, and other documents that we have filed or furnished with the SEC. There have been no material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1*†#	Employment Agreement, dated as of March 15, 2022, by and between Aerie Pharmaceuticals, Inc. and Peter Lang.

10.2*#	Renewal to the Manufacture and Supply Agreement, dated as of January 3, 2022, by and between Cayman Chemical Company, Incorporated and Aerie Distribution, Incorporated.

10.3*†	Aerie Pharmaceuticals, Inc. Nonqualified Deferred Compensation Plan and Adoption Agreement.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

104***	Cover Page Interactive Data File

†	Exhibit is a management contract or compensatory plan or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

*	Filed herewith.

**	Furnished herewith.

***	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three months ended March 31, 2022 and 2021 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: May 6, 2022	/s/ PETER LANG
Peter Lang
Chief Financial Officer
(Principal Financial Officer)

/s/ JEFFREY M. CALABRESE, CPA
Jeffrey M. Calabrese, CPA
Vice President, Finance
(Principal Accounting Officer)