Form 10-Q
period 2022-06-30
AERIE PHARMACEUTICALS INC
filed 2022-08-05
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022, there were 49,359,913 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Unless otherwise indicated or the context requires, the terms “Aerie,” “Company,” “we,” “us,” and “our” refer to Aerie Pharmaceuticals, Inc. and its subsidiaries. References to “products” mean products approved by the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities; references to “product candidates” mean products that are in development but not yet approved by the FDA or other regulatory authorities; and references to “future product candidates” mean products that have not yet been developed.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may, in some cases, use terms such as “predicts,” “believes,” “potential,” “proposed,” “continue,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “would,” “could,” “might,” “will,” “should,” “exploring,” “pursuing,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.
Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses, or current expectations concerning, among other things:
•the broad impact of the coronavirus (“COVID-19”) pandemic on our business;
•the sales of Rocklatan® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”) or of Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”), in the United States, and the potential future sales in the United States of any product candidates or future product candidates, if approved;
•the potential future sales in jurisdictions outside of the United States of Rocklatan®, named Roclanda® (netarsudil and latanoprost ophthalmic solution) 0.02%/0.005% (“Roclanda®”) in Europe, or Rhopressa®, named Rhokiinsa® (netarsudil ophthalmic solution) 0.02% (“Rhokiinsa®”) in Europe, or their equivalents, and those of any product candidates or future product candidates;
•our commercialization, marketing, manufacturing and supply management capabilities, and strategies in and outside of the United States;
•third-party payer coverage and reimbursement for our products, product candidates, and any future product candidates, if approved;
•the glaucoma patient market size and the rate and degree of market adoption of our products, product candidates, and any future product candidates, if approved, by eye-care professionals and patients;
•the timing, cost or other aspects of the commercial launch of our products, product candidates, and any future product candidates, if approved;
•the success, timing, and cost of our ongoing and anticipated preclinical studies and clinical trials for our product candidates and any future product candidates, including statements regarding the timing of initiation and completion of the studies and trials;
•our expectations regarding the effectiveness of our products, product candidates, and any future product candidates and our expectations regarding the results of any clinical trials and preclinical studies;
•the timing of and our ability to request, obtain, and maintain FDA or other regulatory authority approval of, or other action with respect to our products, product candidates, and any future product candidates in the United States, Europe, Japan, and elsewhere, including the expected timing of, and regulatory and/or other review of, filings for such products, product candidates, and any future product candidates;
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
•the potential advantages of our products, product candidates, and any future product candidates;
•our ability to protect our proprietary technology and enforce our intellectual property rights; and
•our expectations regarding existing and future collaborations, licensing, acquisitions, and strategic operations, including our ability to in-license or acquire additional ophthalmic products, product candidates or technologies.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, industry changes and other factors beyond our control, and depend on regulatory approvals and economic and other environmental circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We discuss many of these risks in greater detail under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 and Part II, Item 1A of this Quarterly Report on Form 10-Q, and other documents we have filed or furnished with the SEC.
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
In particular, FDA and European Medicines Agency (“EMA”) approval of Rocklatan® and Rhopressa®, and Medicines and Healthcare products Regulatory Agency (“MHRA”) authorization of Roclanda® does not guarantee regulatory approval of Rocklatan®, Rhopressa®, or Roclanda® in other jurisdictions, and there can be no assurance that we will receive regulatory approval for Rocklatan®, Rhopressa®, or Roclanda® in such other jurisdictions. In addition, FDA approval of Rocklatan® and Rhopressa® does not guarantee FDA approval of our product candidates or any future product candidates and there can be no assurance that we will receive FDA approval for our product candidates or any future product candidates. Furthermore, the acceptance of the Investigational New Drug Applications by the FDA for our product candidates does not guarantee FDA approval of such product candidates and the outcomes of later clinical trials for our product candidates may not be sufficient to submit a New Drug Application (“NDA”) with the FDA or to receive FDA approval. In addition, the clinical trials discussed in this report are preliminary and the outcome of such clinical trials may not be predictive of the outcome of later clinical trials. Any future clinical trial results may not demonstrate safety and efficacy sufficient to obtain regulatory approval related to the clinical trials findings discussed in this report, and we may suspend or discontinue research programs at any time for any reason.
Any forward-looking statements that we make in this report speak only as of the date of this report. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether the result of new information, future events or otherwise, after the date of this report.
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	JUNE 30, 2022	DECEMBER 31, 2021
Assets
Current assets
Cash and cash equivalents	$39,442	$37,187
Short-term investments	144,930	102,614
Accounts receivable, net	68,081	68,828
Inventory	47,007	40,410
Licensing receivable	—	90,000
Prepaid expenses and other current assets	11,950	16,611
Total current assets	311,410	355,650
Property, plant, and equipment, net	50,829	51,472
Operating lease right-of-use assets	21,560	22,669
Other assets	1,541	1,600
Total assets	$385,340	$431,391
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$9,279	$8,285
Accrued expenses and other current liabilities	105,639	112,341
Operating lease liabilities	4,744	4,365
Total current liabilities	119,662	124,991
Convertible notes, net	312,130	234,527
Deferred revenue, non-current	70,438	64,315
Operating lease liabilities, non-current	20,420	21,751
Other non-current liabilities	3,824	3,140
Total liabilities	526,474	448,724
Commitments and contingencies (Note 12)
Stockholders’ deficit
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of June 30, 2022 and December 31, 2021; none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 48,686,248 and 48,444,473 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	48	48
Additional paid-in capital	1,020,822	1,136,656
Accumulated other comprehensive loss	(793)	(126)
Accumulated deficit	(1,161,211)	(1,153,911)
Total stockholders’ deficit	(141,134)	(17,333)
Total liabilities and stockholders’ deficit	$385,340	$431,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Product revenues, net	$33,311	$27,185	$63,146	$50,155
Total revenues, net	33,311	27,185	63,146	50,155
Costs and expenses:
Cost of goods sold	3,741	6,177	10,521	12,877
Selling, general, and administrative	28,149	34,542	59,673	67,140
Research and development	19,558	17,967	44,732	35,858
Total costs and expenses	51,448	58,686	114,926	115,875
Loss from operations	(18,137)	(31,501)	(51,780)	(65,720)
Other expense, net	(1,186)	(7,169)	(2,741)	(14,883)
Loss before income taxes	(19,323)	(38,670)	(54,521)	(80,603)
Income tax expense	48	18	741	49
Net loss	$(19,371)	$(38,688)	$(55,262)	$(80,652)
Net loss per common share—basic and diluted	$(0.41)	$(0.84)	$(1.16)	$(1.75)
Weighted average number of common shares outstanding—basic and diluted	47,564,283	46,197,656	47,542,287	46,153,613

Net loss	$(19,371)	$(38,688)	$(55,262)	$(80,652)
Unrealized (loss) gain on available-for-sale investments, net	(363)	3	(667)	(9)
Comprehensive loss	$(19,734)	$(38,685)	$(55,929)	$(80,661)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2020	46,821,644	$47	$1,103,074	$(52)	$(1,079,101)	$23,968
Issuance of common stock upon exercise of stock options	62,016	—	26	—	—	26
Issuance of common stock for restricted stock awards, net	10,162	—	(1,127)	—	—	(1,127)
Stock-based compensation	—	—	8,741	—	—	8,741
Other comprehensive loss	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(41,964)	(41,964)
Balances at March 31, 2021	46,893,822	$47	$1,110,714	$(64)	$(1,121,065)	$(10,368)
Issuance of common stock upon exercise of stock purchase rights	89,555	—	998	—	—	998
Issuance of common stock upon exercise of stock options	18,426	—	91	—	—	91
Issuance of common stock for restricted stock awards, net	(7,400)	—	(13)	—	—	(13)
Stock-based compensation	—	—	8,363	—	—	8,363
Other comprehensive income	—	—	—	3	—	3
Net loss	—	—	—	—	(38,688)	(38,688)
Balances at June 30, 2021	46,994,403	$47	$1,120,153	$(61)	$(1,159,753)	$(39,614)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2021	48,444,473	$48	$1,136,656	$(126)	$(1,153,911)	$(17,333)
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(124,666)	—	47,962	(76,704)
Issuance of common stock for restricted stock awards, net	191,227	—	(358)	—	—	(358)
Stock-based compensation	—	—	4,878	—	—	4,878
Other comprehensive loss	—	—	—	(304)	—	(304)
Net loss	—	—	—	—	(35,891)	(35,891)
Balances at March 31, 2022	48,635,700	$48	$1,016,510	$(430)	$(1,141,840)	$(125,712)
Issuance of common stock upon exercise of stock purchase rights	30,043	—	191	—	—	191
Issuance of common stock for restricted stock awards, net	20,505	—	(25)	—	—	(25)
Stock-based compensation	—	—	4,146	—	—	4,146
Other comprehensive loss	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	(19,371)	(19,371)
Balances at June 30, 2022	48,686,248	$48	$1,020,822	$(793)	$(1,161,211)	$(141,134)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Cash flows from operating activities
Net loss	$(55,262)	$(80,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	3,152	3,161
Amortization and accretion	3,884	14,948
Stock-based compensation	8,590	16,745
Other non-cash	(324)	1,320
Changes in operating assets and liabilities
Accounts receivable, net	747	(3,129)
Inventory	(6,024)	(3,173)
Prepaid, current, and other assets	4,799	(2,532)
Licensing receivable	90,000	—
Accounts payable, accrued expenses, and other current liabilities	(4,839)	4,082
Operating lease liabilities	(2,168)	(2,934)
Deferred revenue	6,123	1,970
Net cash provided by (used in) operating activities	48,678	(50,194)
Cash flows from investing activities
Purchase of available-for-sale investments	(104,488)	(73,006)
Proceeds from sales and maturities of investments	61,222	52,988
Purchase of property, plant, and equipment	(2,966)	(1,377)
Net cash used in investing activities	(46,232)	(21,395)
Cash flows from financing activities
Payments related to issuance of stock for stock-based compensation arrangements, net	(191)	(25)
Net cash used in financing activities	(191)	(25)
Net change in cash and cash equivalents	2,255	(71,614)
Cash and cash equivalents, at beginning of period	37,187	151,570
Cash and cash equivalents, at end of period	$39,442	$79,956

Non-cash investing and financing activities
Purchase of property, plant, and equipment in accounts payable and accrued expenses and other current liabilities	$582	$727
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. The Company
Aerie Pharmaceuticals, Inc. (“Aerie”), with its wholly-owned subsidiaries, Aerie Distribution, Inc., Aerie Pharmaceuticals Limited, Aerie Pharmaceuticals Ireland Limited, and Avizorex Pharma S.L. (“Aerie Distribution,” “Aerie Limited,” “Aerie Ireland Limited,” and “Avizorex,” respectively, together with Aerie, the “Company”), is a pharmaceutical company focused on the discovery, development, and commercialization of first-in-class ophthalmic therapies for the treatment of patients with eye diseases and conditions including open-angle glaucoma, dry eye, diabetic macular edema (“DME”), and wet age-related macular degeneration (“AMD”). The Company has its principal executive offices in Durham, North Carolina, and operates as one business segment.
U.S. Commercialization of the Glaucoma Franchise
The Company has developed and commercialized two U.S. Food and Drug Administration (“FDA”) approved products, Rocklatan® (netarsudil/latanoprost ophthalmic solution) 0.02%/0.005% (“Rocklatan®”) and Rhopressa® (netarsudil ophthalmic solution) 0.02% (“Rhopressa®”), which are sold in the United States and comprise its glaucoma franchise. Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, a commonly prescribed drug for the treatment of patients with open-angle glaucoma or ocular hypertension. Rhopressa® is a once-daily eye drop designed to reduce elevated intraocular pressure (“IOP”) in patients with open-angle glaucoma or ocular hypertension. The Company is commercializing Rocklatan®, which was launched in the United States in May 2019, and Rhopressa®, which was launched in the United States in April 2018.
In March 2022, the Company commenced a Phase 4 program that was designed to further demonstrate that Rocklatan® is a highly effective single bottle, once-daily therapy.
Efforts Outside the United States
In addition to actively promoting Rocklatan® and Rhopressa® in the United States, the Company is also developing business opportunities outside of the United States and has made progress in its efforts to commercialize Rocklatan® and Rhopressa® in Europe, Japan, and other regions of the world.
The Company partnered and has collaboration agreements in place with Santen Pharmaceuticals Co., Ltd. (“Santen Pharmaceuticals”) and Santen SA (“Santen SA” and, together with Santen Pharmaceuticals, “Santen”) to develop and commercialize its products in Japan and South Korea, Indonesia, Malaysia, Philippines, Singapore, Thailand, Vietnam, and Taiwan (collectively, “East Asia”), as well as Europe, China, India, the Middle East, Commonwealth of Independent States (“CIS”), Africa, parts of Latin America, and the Oceania countries. The initial Collaboration and License Agreement with Santen was executed in October 2020 (the “First Santen Agreement”) to advance the Company’s clinical development and ultimately commercialize Rocklatan® and Rhopressa® in Japan and East Asia. The second Collaboration and License Agreement with Santen (the “Second Santen Agreement” and, together with the First Santen Agreement, the “Santen Agreements”) was executed in December 2021 to develop and commercialize Rocklatan® and Rhopressa® in Europe, China, India, the Middle East, CIS, Africa, parts of Latin America, and the Oceania countries. See Note 3 for additional information. In Europe, Rocklatan® and Rhopressa® will be marketed under the names Roclanda® and Rhokiinsa®, respectively.
Roclanda® and Rhokiinsa® were granted a Centralised Marketing Authorisation (“Centralised MA”) by the European Commission (“EC”) in November 2019 and January 2021, respectively. In April 2021, Roclanda® received marketing authorisation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in Great Britain.
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
Glaucoma Product Manufacturing
The Company has a sterile fill manufacturing facility in Athlone, Ireland (“Athlone plant”), for the production of its FDA and EMA approved products and clinical supplies. In addition, the Athlone plant has also manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan as well as registration batches to support product approval in Japan.

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
In September 2021, the Company reported topline results of its Phase 2b clinical study, named COMET-1, for AR-15512. The Company completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%) in a 90-day trial with 369 subjects. The COMET-1 clinical study achieved statistical significance for multiple pre-specified and validated signs and symptoms. The greatest efficacy was demonstrated with the higher concentration 0.003% formulation, which the Company plans to advance to Phase 3 studies. The study did not achieve statistical significance at the pre-determined primary endpoints at Day 28. The Company gained alignment with the FDA in the first quarter of 2022 on the results of the Phase 2b clinical trial and confirmed the design of the Phase 3 registrational trials, which was based on the endpoints that achieved statistical significance in the COMET-1 study. The Company initiated the Phase 3 registrational trials in the second quarter of 2022, with the first Phase 3 registrational trial, named COMET-2, commencing in May 2022 with the enrollment of the first participant. The second Phase 3 registrational trial, named COMET-3, commenced in August 2022 with the enrollment of the first participant. Both COMET-2 and COMET-3 are multi-center, vehicle-controlled, double-masked, randomized clinical studies, designed to evaluate a single concentration of AR-15512 (0.003%) compared to the AR-15512 vehicle, administered twice-daily for 90 days.
Retina Program
The Company is currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-14034 SR. For AR-1105, a dexamethasone steroid implant, the Company completed a Phase 2 clinical trial for patients with macular edema due to retinal vein occlusion (“RVO”) in July 2020 and reported topline results indicating sustained efficacy of up to six months.
The preclinical sustained-release implant AR-14034 SR is being designed to deliver the active ingredient, axitinib, a potent small molecule pan vascular endothelial growth factor (“VEGF”) receptor inhibitor. AR-14034 SR has the potential to provide a duration of effect of approximately one year with a once per-year injection. It may potentially be used to treat DME, wet AMD, and related diseases of the retina.
Liquidity
The Company’s activities prior to the commercial launch of Rhopressa® had primarily consisted of developing product candidates, raising capital, and performing research and development activities. The Company has incurred losses and experienced negative operating cash flows since inception. The Company had previously funded its operations primarily through the sale of equity securities and issuance of convertible notes prior to generating product revenues. In September 2019, the Company issued an aggregate principal amount of $316.25 million of 1.50% convertible senior notes due October 2024 (the “Convertible Notes”). See Note 10 for additional information. Further, the Company entered into the First Santen Agreement and Second Santen Agreement in October 2020 and December 2021, respectively, pursuant to which Santen made upfront payments of $50.0 million and $88.0 million, respectively. In December 2021, the Company also earned a $2.0 million supplemental upfront payment associated with the Second Santen Agreement. Total aggregate upfront payments of $90.0 million associated with the Second Santen Agreement (the “Second Santen Agreement Upfront Payment”) were received in January 2022. See Note 3 for additional information. As of June 30, 2022, the Company had $184.4 million in cash, cash equivalents, and investments. The Company believes that its cash, cash equivalents, and investments and projected cash flows from revenues will provide sufficient resources to support its operations, including interest payments for its Convertible Notes, through at least the next twelve months from the date of this filing.
The Company expects to incur ongoing operating losses until such a time when Rocklatan® or Rhopressa® or any current or future product candidates, if approved, generate sufficient cash flows for the Company to achieve profitability. Accordingly, the Company may be required to obtain further funding through debt or equity offerings or other sources. In addition, the Company continues to evaluate collaboration and licensing opportunities related to its product candidates in development. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital or repurchase, repay, or otherwise refinance its Convertible Notes when needed or on acceptable terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of Aerie and its wholly-owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, leases, acquisitions, stock-based compensation, and fair value measurements. On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a pandemic. The COVID-19 pandemic continues to evolve, which the Company considered in its critical and significant accounting estimates as future developments continue to be uncertain, including as a result of new information that may emerge concerning COVID-19 and its variants and the actions taken to contain or treat it, as well as the economic impact on eye-care professionals, patients, third parties, and markets. Actual results could differ from the Company’s estimates.
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
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consisted of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Convertible Notes (1)	12,662,650	—	12,662,650	—
Outstanding stock options	6,067,388	8,720,650	6,067,388	8,720,650
Non-vested restricted stock awards	1,080,902	692,180	1,080,902	692,180
Non-vested restricted stock units	132,320	96,742	132,320	96,742
Total	19,943,260	9,509,572	19,943,260	9,509,572
(1)     Upon adoption of ASU 2020-06 on January 1, 2022, the if-converted method is applied to the Convertible Notes in the calculation of earnings per share. Prior to the adoption of ASU 2020-06, the Company did not include the conversion value of the Convertible Notes in the diluted earnings per share computation.
3. Revenue Recognition
Product Revenues
Net product revenues for the three and six months ended June 30, 2022 and 2021 were generated from sales of Rocklatan® and Rhopressa®, the Company’s glaucoma franchise products, which were commercially launched in the United States in May 2019 and April 2018, respectively. Aerie’s customers include a limited number of national and select regional wholesalers (the “distributors”). For the six months ended June 30, 2022, three distributors accounted for 37%, 33%, and 28% of total revenues, respectively. For the six months ended June 30, 2021, three distributors accounted for 37%, 32%, and 30% of total revenues, respectively. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
Product revenues are recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns, and other incentives in the condensed consolidated statements of operations and comprehensive loss, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities in the condensed consolidated balance sheets. Amounts billed or invoiced are included in accounts receivable, net on the condensed consolidated balance sheets. The Company did not have any contract assets (unbilled receivables) as of June 30, 2022 or December 31, 2021, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities as of June 30, 2022 or December 31, 2021, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers. The Company calculates its net product revenues based on the wholesale acquisition cost that the Company charges its distributors for Rocklatan® and Rhopressa® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs, and (iii) reserves for expected product returns. Provisions for revenue reserves reduced product revenues by $70.8 million and $134.5 million in aggregate for the three and six months ended June 30, 2022, respectively, a significant portion of which related to commercial and Medicare Part D rebates. Provisions for revenue reserves reduced product revenues by $61.3 million and $112.1 million in aggregate for the three and six months ended June 30, 2021, respectively, a significant portion of which related to commercial and Medicare Part D rebates.
Trade Discounts and Allowances: The Company generally provides discounts on sales of Rocklatan® and Rhopressa® to its distributors for prompt payment and pays fees for distribution services and for certain data that distributors provide to the Company. The Company expects its distributors to earn these discounts and fees, and accordingly deducts the full amount of these discounts and fees from its gross product revenues at the time such revenues are recognized.
Rebates, Chargebacks and Other Discounts: The Company contracts with Third-party Payers for coverage and reimbursement of Rocklatan® and Rhopressa®. The Company estimates the rebates, donut hole and chargebacks it expects to be obligated to provide to Third-party Payers and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. The Company estimates the rebates, donut hole and chargebacks that it expects to be obligated to provide to Third-party Payers based upon (i) the Company's contracts and applicable negotiations with these Third-party Payers, (ii) estimates regarding the payer mix for Rocklatan® and Rhopressa® based on utilization of both third-party and the Company’s historical data, (iii) inventory held by distributors, and (iv) estimates of inventory held at the retail channel. Other discounts include the Company’s co-pay assistance coupon programs for commercially-insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to pay associated with product that has been recognized as revenue.
Product Returns: The Company estimates the amount of Rocklatan® and Rhopressa® that will be returned and deducts these estimated amounts from its gross revenue at the time the revenue is recognized. The Company currently estimates product returns based on historical information regarding returns of Rocklatan® and Rhopressa® as well as historical industry information regarding rates for comparable pharmaceutical products and product portfolios, the estimated remaining shelf life of Rocklatan® and Rhopressa® shipped to distributors, and contractual agreements with the Company's distributors intended to limit the amount of inventory they maintain. Reporting from the distributors includes distributor sales and inventory held by distributors, which provides the Company with visibility into the distribution channel to determine when the product would be eligible to be returned.
Santen Collaboration and License Agreements
Second Santen Agreement
In December 2021, Aerie Ireland Limited entered into the Second Santen Agreement with Santen which expands the scope of the First Santen Agreement, entered into in October 2020. Pursuant to the Second Santen Agreement, Aerie Ireland Limited granted to Santen the exclusive right to develop and commercialize Rocklatan® and Rhopressa® (the “Licensed Products”) in Europe, China, India, the Middle East, CIS, Africa, parts of Latin America, and the Oceania countries (such jurisdictions collectively, the “Expanded Territories”). The Company is the sole manufacturer of the Licensed Products for Santen and Santen may manufacture, in certain circumstances, upon mutual agreement of both parties. In addition, Aerie Ireland Limited granted Santen a first right of refusal to commercialize the Licensed Products in Canada.
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
The Company recognized deferred revenue, non-current as of June 30, 2022 and December 31, 2021 as follows:

(in thousands)	JUNE 30, 2022	DECEMBER 31, 2021
First Santen Agreement:
Upfront payment (1)	$50,000	$50,000
Developmental milestones (2)	6,000	—
Santen’s portion of shared costs (3)	6,438	6,315
Second Santen Agreement:
Upfront payment (4)	8,000	8,000
Total	$70,438	$64,315
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
(4)As of June 30, 2022 and December 31, 2021, the Company recognized $8.0 million of the Second Santen Agreement Upfront Payment as deferred revenue, non-current in its consolidated balance sheet due to the uncertainty around potential termination in China in the event that patents are issued that may prevent the commercialization of the Licensed Products.
4. Investments
Cash, cash equivalents and investments as of June 30, 2022 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$39,442	$—	$—	$39,442
Total cash and cash equivalents	$39,442	$—	$—	$39,442
Investments:
Certificates of deposit (due within 1 year)	$8,700	$—	$(22)	$8,678
Commercial paper (due within 1 year)	47,762	—	(284)	47,478
Corporate bonds (due within 1 year)	36,320	—	(280)	36,040
U.S. Government and government agencies (due within 1 year)	52,941	—	(207)	52,734
Total investments	$145,723	$—	$(793)	$144,930
Total cash, cash equivalents, and investments	$185,165	$—	$(793)	$184,372

Cash, cash equivalents and investments as of December 31, 2021 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$37,187	$—	$—	$37,187
Total cash and cash equivalents	$37,187	$—	$—	$37,187
Investments:
Certificates of deposit (due within 1 year)	$9,047	$—	$(9)	$9,038
Commercial paper (due within 1 year)	50,975	—	(55)	50,920
Corporate bonds (due within 1 year)	42,718	—	(62)	42,656
Total investments	$102,740	$—	$(126)	$102,614
Total cash, cash equivalents, and investments	$139,927	$—	$(126)	$139,801
Interest income earned on the Company’s cash, cash equivalents, and investments was $0.3 million for each of the three and six months ended June 30, 2022, and was immaterial for each of the three and six months ended June 30, 2021. Realized gains or losses were immaterial during the three and six months ended June 30, 2022 and 2021.
As of June 30, 2022 and December 31, 2021, the Company did not hold any equity securities.
5. Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	JUNE 30, 2022
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$39,442	$—	$—	$39,442
Total cash and cash equivalents:	$39,442	$—	$—	$39,442
Investments:
Certificates of deposit	$—	$8,678	$—	$8,678
Commercial paper	—	47,478	—	47,478
Corporate bonds	—	36,040	—	36,040
U.S. Government and government agencies	—	52,734	—	52,734
Total investments	$—	$144,930	$—	$144,930
Total cash, cash equivalents, and investments:	$39,442	$144,930	$—	$184,372

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2021
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$37,187	$—	$—	$37,187
Total cash and cash equivalents:	$37,187	$—	$—	$37,187
Investments:
Certificates of deposit	$—	$9,038	$—	$9,038
Commercial paper	—	50,920	—	50,920
Corporate bonds	—	42,656	—	42,656
Total investments	$—	$102,614	$—	$102,614
Total cash, cash equivalents, and investments:	$37,187	$102,614	$—	$139,801
The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes was $267.7 million and $270.4 million at June 30, 2022 and December 31, 2021, respectively.
There were no transfers between the different levels of the fair value hierarchy during the six months ended June 30, 2022 and 2021.
6. Inventory
Inventory consists of the following:

(in thousands)	JUNE 30, 2022	DECEMBER 31, 2021
Raw materials	$4,601	$5,368
Work-in-process	36,187	30,989
Finished goods	6,219	4,053
Total inventory	$47,007	$40,410
For the three and six months ended June 30, 2022, $1.0 million and $4.9 million, respectively, of production costs associated with underutilized capacity at the Company’s Athlone plant were recorded to costs of goods sold. For the three and six months ended June 30, 2021, $3.9 million and $8.3 million, respectively, of production costs associated with underutilized capacity at the Company’s Athlone plant were recorded to costs of goods sold. The underutilization results from the Athlone plant having not yet reached full capacity as it commenced operations in early 2020.

7. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following:

(in thousands)	JUNE 30, 2022	DECEMBER 31, 2021
Manufacturing equipment	$22,648	$22,464
Laboratory equipment	9,558	9,182
Furniture and fixtures	1,614	1,569
Software, computer, and other equipment	7,911	7,779
Leasehold improvements	32,137	31,175
Construction-in-progress	2,960	2,037
Property, plant and equipment	76,828	74,206
Less: Accumulated depreciation	(25,999)	(22,734)
Property, plant, and equipment, net	$50,829	$51,472
8. Leases
The Company has operating leases for corporate offices, research and development facilities, and a fleet of vehicles. The properties primarily relate to the Company’s principal executive office and research facility located in Durham, North Carolina, regulatory, commercial support, and other administrative activities located in Irvine, California, and clinical, finance, and legal operations located in Bedminster, New Jersey. The Durham, North Carolina facility consists of approximately 61,000 square feet of laboratory and office space under a lease that was renewed in the third quarter of 2021 and expires in June 2029. The Irvine, California location consists of approximately 27,000 square feet of office space under a lease that was renewed in the third quarter of 2021 and expires in October 2027. The Bedminster, New Jersey location consists of approximately 34,000 square feet of office space under a lease that expires in October 2029. There are also small offices in Ireland, the United Kingdom, and Japan.
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
The Company’s right-of-use assets obtained in exchange for operating lease obligations were $0.4 million during the six months ended June 30, 2022.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	JUNE 30, 2022	DECEMBER 31, 2021
Accrued expenses and other current liabilities:
Accrued revenue reserves (1)	$83,282	$85,381
Accrued compensation and benefits	13,094	15,881
Accrued consulting and professional fees	3,181	5,007
Accrued research and development (2)	2,676	2,262
Accrued other (3)	3,406	3,810
Total accrued expenses and other current liabilities	$105,639	$112,341
(1)Comprised primarily of accruals related to commercial and government rebates as well as returns.
(2)Comprised primarily of accruals related to fees for investigative sites, contract research organizations, and other service providers that assist in conducting preclinical research studies and clinical trials.

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
During the three months ended June 30, 2022, the conditions allowing holders of the Convertible Notes to elect to convert had not been met. As of June 30, 2022, the if-converted value of the Convertible Notes did not exceed the principal amount of the Convertible Notes.
The estimated fair value of the liability component of the Convertible Notes at the time of issuance was $187.9 million, and was determined based on a discounted cash flow analysis and a binomial lattice model. The valuation required the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to the stock price volatility and bond yield. The equity component of the Convertible Notes was recognized at issuance and represents the difference between the principal amount of the Convertible Notes and the fair value of the liability component of the Convertible Notes at issuance. The equity component was approximately $128.4 million at the time of issuance and its fair value was not remeasured as long as it continued to meet the conditions for equity classification.
In connection with the issuance of the Convertible Notes, the Company incurred debt issuance costs of $9.2 million for the three months ended December 31, 2019. In accordance with ASC Topic 470, Debt, these costs were allocated to debt and equity components in proportion to the allocation of proceeds. Issuance costs of $5.5 million were recorded as debt issuance costs in the net carrying value of Convertible Notes. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes. The remaining issuance costs of $3.7 million were recorded as additional paid-in capital, net with the equity component and such amounts were not subject to amortization.
Upon the Company’s adoption of ASU 2020-06 on January 1, 2022, as further discussed in Note 2, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, the Convertible Notes will be accounted for as a single liability measured at its amortized cost. The effective interest rate was 2.1% for the three and six months ended June 30, 2022. The effective interest rate on the liability component was 10.5% for the period from the date of issuance through June 30, 2021.
The following table summarizes the carrying value of the Convertible Notes:

(in thousands)	JUNE 30, 2022	DECEMBER 31, 2021
Gross proceeds	$316,250	$316,250
Unamortized debt discount	—	(78,395)
Unamortized issuance costs	(4,120)	(3,328)
Carrying value	$312,130	$234,527
The following table summarizes the interest expense recognized related to the Convertible Notes:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2022	2021	2022	2021
Stated interest	$1,186	$1,186	$2,372	$2,372
Amortized debt discount	—	5,694	—	11,176
Amortized issuance costs	452	242	899	474
Interest expense	$1,638	$7,122	$3,271	$14,022
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
11. Stock-Based Compensation
Stock-based compensation expense for options granted, restricted stock awards (“RSAs”), RSAs with non-market performance and service conditions (“PSAs”), restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2022	2021	2022	2021
Cost of goods sold	$70	$431	$232	$938
Selling, general, and administrative	2,636	5,598	5,770	11,853
Research and development	1,252	1,967	2,588	3,954
Total	$3,958	$7,996	$8,590	$16,745
Equity Plans
The Company maintains three equity compensation plans: the 2005 Aerie Pharmaceutical Stock Plan (the “2005 Plan”), the 2013 Omnibus Incentive Plan (the “2013 Equity Plan”), which was amended and restated as the Aerie Pharmaceuticals, Inc. Second Amended and Restated Omnibus Incentive Plan (the “Second Amended and Restated Equity Plan”), as described below, and the Aerie Pharmaceuticals, Inc. Inducement Award Plan (the “Inducement Award Plan”), which was amended and restated as the Aerie Pharmaceuticals, Inc. Second Amended and Restated Inducement Award Plan (the “Second Amended and Restated Inducement Award Plan”), as described below. The 2005 Plan, the Second Amended and Restated Equity Plan, and

the Second Amended and Restated Inducement Award Plan are referred to collectively as the “Plans.” The 2005 Plan was frozen in 2013 and no additional awards have been or will be made under the 2005 Plan.
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
Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2021	6,550,610	$26.87
Granted	803,512	8.37
Canceled	(1,286,734)	26.53
Options outstanding at June 30, 2022	6,067,388	$24.49	5.94	$1,408
Options exercisable at June 30, 2022	4,013,433	$30.37	4.36	$1,255
Options vested and expected to vest at June 30, 2022	6,067,388	$24.49	5.94	$1,408
As of June 30, 2022, the Company had $15.3 million of unrecognized compensation expense related to options that are expected to vest. This expense is expected to be recognized over a weighted average period of 2.4 years as of June 30, 2022.
Restricted Stock Awards
The following table summarizes the RSA, including PSA, activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSAs at December 31, 2021	977,244	$18.32
Granted	385,866	8.52
Vested	(151,174)	32.44
Canceled	(131,034)	19.33
Non-vested RSAs at June 30, 2022	1,080,902	12.72
As of June 30, 2022, the Company had $9.1 million of unrecognized compensation expense related to unvested RSAs, including PSAs, that are expected to vest. This expense is expected to be recognized over the weighted average period of 2.6 years as of June 30, 2022. As of June 30, 2022, the Company also had $1.7 million of unrecognized compensation expense related to those unvested PSAs where the performance conditions have not been met.

The vesting of the RSAs is time and service based with terms of 1 to 4 years. In 2017, the Company granted 98,817 PSAs that vested in 2020 upon the satisfaction of certain performance and service conditions. During the six months ended June 30, 2022, the Company granted 218,418 PSAs which vest upon the satisfaction of certain performance and service conditions, none of which have vested.
Restricted Stock Units
The following table summarizes the RSU activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSUs at December 31, 2021	156,873	$14.88
Granted	2,571	7.37
Vested	(7,920)	6.89
Canceled	(19,204)	15.33
Non-vested RSUs at June 30, 2022	132,320	15.15
As of June 30, 2022, the associated unrecognized compensation expense totaled $2.7 million related to unvested RSUs that are expected to vest. This expense is expected to be recognized over the weighted average period of 2.6 years as of June 30, 2022.
Stock Appreciation Rights
The following table summarizes the SARs activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
SARs outstanding at December 31, 2021	238,349	$27.67
Granted	11,000	7.59
Canceled	(30,116)	29.36
SARs outstanding at June 30, 2022	219,233	$64.62	2.67	$2
SARs exercisable at June 30, 2022	95,306	$38.62	1.66	$—
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
12. Commitments and Contingencies
Milestone Payments
In November 2019, the Company entered into a Share Purchase Agreement with Avizorex (the “Avizorex Agreement”) under which the Company acquired Avizorex, including its lead product candidate AVX-012 (now known as AR-15512), for which Avizorex completed a Phase 2a study in dry eye subjects in 2019. The consideration for the Avizorex acquisition was $10.2 million. Additionally, contingent milestone payments of up to $69.0 million may be due, subject to achievement of certain product regulatory approvals using the in-process research and development (“IPR&D”) assets acquired, plus royalties on net sales of any approved products from Avizorex’s development pipeline. In the first quarter of 2022, the Company gained alignment with the FDA on the results of its Phase 2b clinical trial for AR-15512 and confirmed the design of the Phase 3 trials, which the Company initiated in the second quarter of 2022. This resulted in the achievement of a regulatory milestone in which the Company paid the former shareholders of Avizorex $8.0 million in the first quarter of 2022.
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
These contingent milestone payments are recognized only when the contingency is resolved (the milestone is achieved) and the consideration is paid or becomes payable. As of June 30, 2022, there were no liabilities recorded relating to potential future milestone payments as the achievement of the related milestones were not met and the timing and likelihood of such milestone payments are not known.
Litigation
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. The Company did not have contingency reserves established for any litigation liabilities as of June 30, 2022.
On March 14, 2022, the Company filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey against (i) Micro Labs Limited and Micro Labs USA, Inc. (collectively, “Micro Labs”), (ii) Gland Pharma Limited (“Gland Pharma”), and (iii) Orbicular Pharmaceutical Technologies (“Orbicular Pharma” and, together with Micro Labs and Gland Pharma, the “Defendants”). These lawsuits (the “Micro Labs Complaint,” the “Gland Pharma Complaint,” and the “Orbicular Pharma Complaint,” respectively, and collectively, the “Complaints”) were initiated within 45 days of receiving (i) Paragraph IV Certification Notices from Gland Pharma and Micro Labs under the Hatch-Waxman Act notifying the Company that Gland Pharma and Micro Labs have filed applications to the FDA seeking pre-patent expiry approval to sell generic versions of Rhopressa®, and (ii) Paragraph IV Certification Notices from Orbicular Pharma and Micro Labs under the Hatch-Waxman Act notifying the Company that Orbicular Pharma and Micro Labs have filed applications to the FDA seeking pre-patent expiry approval to sell generic versions of Rocklatan®. As a result of filing the Complaints, under applicable law, FDA approval of the Defendants’ ANDAs is stayed until June 18, 2025, unless modified by court order. However, regardless of any court decision in these proceedings, all patents that are not the subject of the proceedings are expected to remain in force until their expiration dates.

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
Overview
We are a pharmaceutical company focused on the discovery, development, and commercialization of first-in-class ophthalmic therapies for the treatment of patients with eye diseases and conditions including open-angle glaucoma, dry eye, DME, and wet AMD.
U.S. Commercialization of the Glaucoma Franchise
Our strategy is to grow the market share of our FDA approved glaucoma franchise products, Rocklatan® and Rhopressa® in the United States. Both Rocklatan® and Rhopressa® are being sold to national and regional U.S. pharmaceutical distributors, and patients have access to them through pharmacies across the United States. We have obtained broad formulary coverage for Rocklatan® and Rhopressa® for the lives covered under commercial plans and Medicare Part D plans. Our commercial team responsible for sales of Rocklatan® and Rhopressa® is targeting select eye-care professionals who treat glaucoma throughout the United States.
In March 2022, we commenced a Phase 4 program that was designed to further demonstrate that Rocklatan® is a highly effective single bottle, once-daily therapy. We expect topline data for this Phase 4 Multi-center Open-label Rocklatan® Evaluation (“MORE”) study to be available in the first half of 2023.

Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, a commonly prescribed drug for the treatment of patients with open-angle glaucoma or ocular hypertension. Rocklatan® is also taken in the evening, and similar to Rhopressa®, has shown in preclinical and clinical trials to be highly effective in reducing IOP, with a favorable safety profile.

Based on our clinical data in which Rocklatan® demonstrated statistically superior IOP reduction over its components, latanoprost and netarsudil, at every measured time point, we believe that Rocklatan® has the potential to provide a greater IOP-reducing effect than any glaucoma medication currently marketed in the United States.

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

Efforts Outside the United States
In addition to growing the market share of Rocklatan® and Rhopressa® in the United States, our strategy also includes developing business opportunities outside of the United States and we continue to make progress in our efforts to commercialize Rocklatan® and Rhopressa® in Europe, Japan, and other regions of the world.

We have partnered and have collaboration agreements in place with Santen to develop and commercialize our products in Japan, East Asia, as well as Europe, China, India, the Middle East, CIS, Africa, parts of Latin America, and the Oceania countries. The First Santen Agreement was executed in October 2020 to advance our clinical development and ultimately commercialize Rocklatan® and Rhopressa® in Japan and East Asia. The Second Santen Agreement was executed in December 2021 to develop and commercialize Rocklatan® and Rhopressa® in Europe, China, India, the Middle East, CIS, Africa, parts of Latin America, and the Oceania countries.
In Europe, Rocklatan® and Rhopressa® will be marketed under the names Roclanda® and Rhokiinsa®, respectively. Roclanda® and Rhokiinsa® were granted a Centralised MA by the EC in January 2021 and November 2019, respectively. In April 2021, Roclanda® received marketing authorisation from the MHRA in Great Britain.
In Japan, we reported positive topline results for our Phase 3 clinical trial of netarsudil ophthalmic solution 0.02% in October 2021, the first of three expected Phase 3 clinical trials in Japan. The results evaluated netarsudil 0.02% versus ripasudil hydrochloride hydrate ophthalmic solution 0.4% (“ripasudil 0.4%”) and showed that netarsudil 0.02% once-daily was superior to ripasudil 0.4% twice-daily in lowering IOP after four weeks (p<0.0001), the primary endpoint of the study. The medications were safe and well tolerated. The most common treatment emergent adverse event was conjunctival hyperemia, which is treatable. In March 2022, Santen made a $6.0 million developmental milestone payment in connection with the conclusion of this Phase 3 clinical trial. A second, confirmatory Phase 3 study, required for approval in Japan, is currently underway. Santen is taking the lead on next steps in preparation for registration in Japan under the terms of the First Santen Agreement. Clinical trials for Rocklatan® have not yet begun.
Glaucoma Product Manufacturing
We have a sterile fill production facility in Athlone, Ireland, for the production of our FDA and EMA approved products and clinical supplies, with the intent of having the Athlone plant supply our ophthalmic products in all markets for which we received regulatory approval and are commercialized. The Athlone plant began manufacturing commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. Shipments of commercial supply of both Rocklatan® and Rhopressa® from the Athlone plant to the United States commenced in the second half of 2020. In addition, the Athlone plant has manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan as well as registration batches to support product approval in Japan. We expect to commence shipments of Roclanda® to Santen pursuant to the Second Santen Agreement in the second half of 2022.
As the Athlone plant commenced operations in early 2020, it has not reached full capacity. We expect that the Athlone plant will have adequate capacity to produce for the markets included in the Santen Agreements, as needed, which include Europe, Japan, East Asia, and certain other regions of the world, if approved for commercial distribution in those markets. The Athlone plant manufactures most of our ongoing needs for Rocklatan® and Rhopressa® in the United States. We may continue to use contract manufacturers to produce commercial supplies of Rocklatan® and Rhopressa® for distribution in the United States, but at reduced levels as a result of the Athlone plant commencing manufacturing operations.
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
Dry Eye Program
We are developing AR-15512 ophthalmic solution for the treatment of patients with dry eye disease. In September 2021, we reported topline results of our Phase 2b clinical study, named COMET-1, for AR-15512. We completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%) in a 90-day trial with 369 subjects. The COMET-1 clinical study achieved statistical significance for multiple pre-specified and validated signs and symptoms. The greatest efficacy was demonstrated with the higher concentration 0.003% formulation, which we have advanced to Phase 3 studies. The study did not achieve statistical significance at the pre-determined primary endpoints at Day 28. We gained alignment with the FDA in the first quarter of 2022 on the results of the Phase 2b clinical study and confirmed the design of the Phase 3 registrational trials, which was based on the endpoints that achieved statistical significance in the COMET-1 study. We initiated the Phase 3 registrational trials in the second quarter of 2022, with the first Phase 3 registrational trial, named COMET-2, commencing in May 2022 with the enrollment of the first participant. The second Phase 3 registrational trial, named COMET-3, commenced in August 2022 with the enrollment of the first participant. Both COMET-2 and COMET-3 are multi-center, vehicle-controlled, double-masked, randomized clinical studies designed to evaluate a single concentration of AR-15512 (0.003%) compared to the AR-15512 vehicle, administered twice-daily for 90 days. COMET-2 and COMET-3 are each expected to enroll about 460 participants at approximately 20 sites in the United States. We expect to initiate the last of the Phase 3 registrational trials, a safety study named COMET-4, in the fourth quarter of 2022. Assuming the Phase 3 registrational trials are successful, we anticipate filing a New Drug Application in 2024.
Retina Program
Furthermore, we are currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-14034 SR. For AR-1105, we completed a Phase 2 clinical trial for patients with macular edema due to RVO in July 2020 and reported topline results indicating sustained efficacy of up to six months. We have received advice from regulatory agencies in both Europe and the United States regarding clinical and regulatory pathways for Phase 3 clinical trials. We are currently evaluating Phase 3 development options as well as partnership opportunities. In addition, we are also working to advance our preclinical sustained-release retinal implant, AR-14034 SR, for which we anticipate filing an Investigational New Drug Application (“IND”) with the FDA in the fourth quarter of 2022.
Pipeline
We own over 4,000 ROCK inhibitor molecules that provide a basis for further research and development opportunities. We discovered and developed the active ingredient in Rocklatan® and Rhopressa®, netarsudil, through a rational drug design approach that coupled medicinal chemistry with high content screening of compounds in proprietary cell-based assays. We selected and formulated netarsudil for preclinical in vivo testing following a detailed characterization of over 3,000 synthesized ROCK inhibitors, a number that has since grown to approximately 4,000. We evaluate this library on an ongoing basis for additional development opportunities. Early-stage evaluations of these molecules are underway for other ophthalmic indications. We continue to evaluate external business development opportunities to provide access to technologies developed outside of Aerie to complement our internal research and development efforts.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a pandemic. As the COVID-19 pandemic continues to evolve, we considered this in our critical and significant accounting estimates as future developments continue to be uncertain, including as a result of new information that may emerge concerning COVID-19 and its variants and the actions taken to contain or treat it, as well as the economic impact on eye-care professionals, patients, third parties, and markets. Actual results could differ from our estimates.
The health and safety of our employees, patients, prescribers, and community are of utmost importance during this time. We are complying with all requirements and mandates from various agencies and governments, and we continue to monitor applicable federal and state regulations, including with respect to vaccination mandates and required weekly testing of unvaccinated employees. We have taken precautionary measures to protect our employees and our stakeholders, and adapted company policy to maintain the continuity of our business. We have continued to operate effectively as most of our manufacturing plant personnel are working at the manufacturing plant with precautionary measures in place, and the balance of our workforce has returned to the office on a hybrid schedule in accordance with state and local mandates. We may take further actions as government authorities require or recommend or as we determine to be in the best interest of our employees.
Financial Overview
Our cash, cash equivalents, and investments totaled $184.4 million as of June 30, 2022. We believe that our cash, cash equivalents, and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months from the date of this filing, though there may be need for additional financing activity as we continue to grow, including repurchasing, repaying, or otherwise refinancing our aggregate principal amount of $316.25 million of Convertible Notes, which are scheduled to mature on October 1, 2024, unless earlier repurchased, redeemed or converted. We continue to evaluate our product candidates in development for collaboration and licensing opportunities. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion.
We have incurred net losses since our inception in June 2005. Until 2018, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital, and performing research and development activities. As of June 30, 2022, we had an accumulated deficit of $1,161.2 million and recognized a net loss of $19.4 million and $55.3 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, we recognized a net loss of $38.7 million and $80.7 million, respectively. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rocklatan® and Rhopressa®, advancing our product candidates in development, international expansion, and operating our Athlone plant.

We expect to incur operating losses until such a time when Rocklatan® or Rhopressa® or any current or future product candidates, if approved, or proceeds in connection with collaboration and licensing arrangements, generate sufficient cash flows for us to achieve profitability. Accordingly, we may be required to obtain further funding through debt or equity offerings or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts. In addition, even if we do not have an immediate need for additional capital, we may seek to access the public or private capital markets whenever conditions are favorable.
Product Revenues, Net
Rocklatan® and Rhopressa®, our glaucoma franchise products, were launched in the United States in May 2019 and April 2018, respectively. We commenced generating product revenues from sales of Rocklatan® and Rhopressa® during the second quarter of 2019 and 2018, respectively. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs, and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data, forecasted customer mix, and lagged claims. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which may have an impact on earnings in the period of adjustment.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation for all officers and employees in general management, sales and marketing, finance, and administration. Other significant expenses include selling and marketing expenses, facilities expenses, shipping and handling costs, and professional fees for audit, tax, legal, and other services.
Research and Development Expenses
We expense research and development costs to operations as incurred. Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:
•employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense for research and development personnel;
•expenses incurred under agreements with CROs, contract manufacturing organizations, and service providers that assist in conducting clinical trials and preclinical studies;
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
Other Expense, Net
Other expense, net primarily includes interest expense, interest income, foreign exchange gains and losses, and other income and expense. Interest expense consists of interest expense under the Convertible Notes, including the amortization of debt discounts and issuance costs incurred. Interest income primarily consists of interest earned on our cash, cash equivalents, and investments. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion. Foreign exchange gains and losses are primarily due to the remeasurement of our lease liabilities, which are denominated in a foreign currency and held by a subsidiary with a U.S. dollar functional currency. Also included in other income and expense are changes in the fair value of equity securities (sold during the six months ended June 30, 2021), and research and development tax credit refunds.
Income Tax Expense
Income tax expense primarily includes branch taxes of our non-U.S. subsidiaries and withholding taxes related to the $6.0 million developmental milestone made by Santen pursuant to the First Santen Agreement during the six months ended June 30, 2022.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosures. We evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of revenue recognition, leases, acquisitions, stock-based compensation, and fair value measurements. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies and significant estimates have not materially changed since the date we filed our 2021 Form 10-K. For more information on our critical accounting policies and estimates, refer to our 2021 Form 10-K.

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2021:

	THREE MONTHS ENDED JUNE 30,		$ CHANGE	% CHANGE
	2022	2021
	(in thousands, except percentages)
Product revenues, net	$33,311	$27,185	$6,126	23%
Total revenues, net	33,311	27,185	6,126	23%
Costs and expenses:
Cost of goods sold	3,741	6,177	(2,436)	(39)%
Selling, general, and administrative expenses	28,149	34,542	(6,393)	(19)%
Research and development expenses	19,558	17,967	1,591	9%
Total costs and expenses	51,448	58,686	(7,238)	(12)%
Loss from operations	(18,137)	(31,501)	13,364	(42)%
Other expense, net	(1,186)	(7,169)	5,983	(83)%
Loss before income taxes	$(19,323)	$(38,670)	$19,347	(50)%
Product revenues, net
Product revenues, net were $33.3 million and $27.2 million for the three months ended June 30, 2022 and 2021, respectively, and related to sales of our U.S. glaucoma franchise products, Rocklatan® or Rhopressa®. The year-over-year revenue increase is primarily due to an increase in the number of units shipped to wholesalers and improved margins per bottle.
Cost of goods sold
Cost of goods sold was $3.7 million and $6.2 million for the three months ended June 30, 2022 and 2021, respectively. Our gross margin percentage was 88.8% and 77.3% for the three months ended June 30, 2022 and 2021, respectively. The increase in the gross margin percentage was driven by the increase in product revenues, net as discussed above as well as a $2.9 million decrease in production costs associated with underutilized capacity at the Athlone plant due to increased commercial production during the three months ended June 30, 2022. The increased commercial production resulted in a higher level of costs capitalized into inventory. We expect the costs associated with underutilization to increase for the remainder of 2022 as the commercial production levels experienced during the three months ended June 30, 2022 are expected to decrease due to the timing of our planned production runs. Our cost of goods sold and gross margin percentage for the three months ended June 30, 2022 and 2021 were unfavorably impacted by costs due to underutilized capacity at the Athlone plant, which increased the cost of goods sold by $1.0 million and $3.9 million and lowered the gross margin percentage by 3.1% and 14.3%, respectively. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the Athlone plant reaches full capacity.
Selling, general, and administrative expenses
Selling, general, and administrative expenses were $28.1 million and $34.5 million for the three months ended June 30, 2022 and 2021, respectively. Selling, general, and administrative expenses decreased by $6.4 million primarily due to lower stock-based compensation as well as lower sales and marketing expenses. We expect selling, general, and administrative expenses to decrease for the remainder of 2022 as compared to 2021.

Research and development expenses
Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of costs incurred for the research and development of our preclinical and clinical product candidates, which include but are not limited to: (1) expenses incurred under agreements with contract research organizations, contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies; (2) costs associated with any collaboration arrangements, licenses or acquisitions of preclinical molecules, product candidates or technologies; and (3) costs associated with our preclinical activities, development activities, and regulatory operations. We do not allocate employee-related expenses, stock-based compensation or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs.

	THREE MONTHS ENDED JUNE 30,		$ CHANGE	% CHANGE
	2022	2021
	(in thousands, except percentages)
Direct research and development expenses by program:
Rhopressa®	$158	$2,361	$(2,203)	(93)%
Rocklatan®	1	164	(163)	(99)%
AR-15512	6,409	2,510	3,899	*
Retina programs (1)	1,247	290	957	*
Other direct research and development program costs (2)	246	188	58	31%
Total direct research and development program costs	8,061	5,513	2,548	46%
Employee-related costs	6,291	5,805	486	8%
Stock-based compensation	1,252	1,967	(715)	(36)%
Other indirect costs (3)	3,954	4,682	(728)	(16)%
Research and development expenses	$19,558	$17,967	$1,591	9%
*Percentage not meaningful
(1) Consists of AR-1105, AR-13503 SR, and AR-14034 SR in 2021 and 2022.
(2) Other direct research development program costs primarily include AR-6121.
(3) Consists primarily of other indirect costs incurred for the research and development of preclinical and clinical product candidates, including expenses associated with our research facilities such as lab supplies, depreciation, and other research facility related costs.
Research and development expenses were $19.6 million and $18.0 million for the three months ended June 30, 2022 and 2021, respectively. Research and development expenses increased by $1.6 million primarily due to an increase of $3.9 million in expenses associated with AR-15512. In September 2021, we reported topline results on safety and efficacy for COMET-1, a Phase 2b clinical trial in which we completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%). In May and August 2022, we initiated COMET-2 and COMET-3, respectively, the first two of three Phase 3 clinical trials for AR-15512, with the last of the Phase 3 clinical trials, a safety study named COMET-4, expected to begin in the fourth quarter of 2022, and therefore we expect an increase in these costs through the end of the year.
The increase described above was partially offset by a $2.2 million decrease in expenses for Rhopressa® for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Furthermore, expenses for Rhopressa® during the three months ended June 30, 2021 consisted of costs for the Rhopressa® Phase 3 clinical trial in Japan. Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan were recorded as deferred revenue, non-current on the condensed consolidated balance sheets. We reported positive topline results for our Phase 3 clinical trial of netarsudil 0.02% in October 2021. Santen is taking the lead on next steps in preparation for registration in Japan under the terms of the First Santen Agreement.
Costs related to the development of our retina programs increased by $1.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase is primarily related to our ongoing activities to advance our preclinical sustained-release retinal implant, AR-14034 SR, for which we anticipate filing an IND with the FDA in the fourth quarter of 2022.

Other expense, net
Other expense, net consists of the following:

	THREE MONTHS ENDED JUNE 30,		$ CHANGE
	2022	2021
	(in thousands)
Interest income	$257	$33	$224
Interest expense	(1,638)	(7,122)	5,484
Other income (expense)	195	(80)	275
Other expense, net	$(1,186)	$(7,169)	$5,983
Other expense, net decreased by $6.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily due to a decrease of $5.5 million in interest expense due to the impact of adopting ASU 2020-06 on January 1, 2022 which accounts for convertible debt instruments, such as the Convertible Notes, as a single liability measured at its amortized cost, as well as by a change of $0.3 million in other income (expense), and $0.2 million in interest income during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. See Notes 2 and 10 to our condensed consolidated financial statements for additional information on the Convertible Notes.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes the results of our operations for the six months ended June 30, 2022 and 2021:

	SIX MONTHS ENDED JUNE 30,		$ CHANGE	% CHANGE
	2022	2021
	(in thousands, except percentages)
Product revenues, net	$63,146	$50,155	$12,991	26%
Total revenues, net	63,146	50,155	12,991	26%
Costs and expenses:
Cost of goods sold	10,521	12,877	(2,356)	(18)%
Selling, general, and administrative expenses	59,673	67,140	(7,467)	(11)%
Research and development expenses	44,732	35,858	8,874	25%
Total costs and expenses	114,926	115,875	(949)	(1)%
Loss from operations	(51,780)	(65,720)	13,940	(21)%
Other expense, net	(2,741)	(14,883)	12,142	(82)%
Loss before income taxes	$(54,521)	$(80,603)	$26,082	(32)%
Product revenues, net
Product revenues, net were $63.1 million and $50.2 million for the six months ended June 30, 2022 and 2021, respectively, and related to sales of our U.S. glaucoma franchise products, Rocklatan® or Rhopressa®. The year-over-year revenue increase is primarily due to an increase in the number of units shipped to wholesalers and improved margins per bottle.
Cost of goods sold
Cost of goods sold was $10.5 million and $12.9 million for the six months ended June 30, 2022 and 2021, respectively. Our gross margin percentage was 83.3% and 74.3% for the six months ended June 30, 2022 and 2021, respectively. The increase in the gross margin percentage was driven by the increase in product revenues, net as discussed above as well as a $3.4 million decrease in production costs associated with underutilized capacity at the Athlone plant due to increased commercial production during the three months ended June 30, 2022. The increased commercial production resulted in a higher level of costs capitalized into inventory. We expect the costs associated with underutilization to increase for the remainder of 2022 as the commercial production levels experienced during the three months ended June 30, 2022 are expected to decrease due to the timing of our planned production runs. Our cost of goods sold and gross margin percentage for the six months ended June 30, 2022 and 2021 were unfavorably impacted by costs due to underutilized capacity at the Athlone plant, which increased the cost of goods sold by $4.9 million and $8.3 million and lowered the gross margin percentage by 7.8% and 16.5%, respectively. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the Athlone plant reaches full capacity.
Selling, general, and administrative expenses
Selling, general, and administrative expenses were $59.7 million and $67.1 million for the six months ended June 30, 2022 and 2021, respectively. Selling, general, and administrative expenses decreased by $7.5 million primarily due to lower stock-based compensation as well as lower sales and marketing expenses. We expect selling, general, and administrative expenses to decrease for the remainder of 2022 as compared to 2021.
Research and development expenses

	SIX MONTHS ENDED JUNE 30,		$ CHANGE	% CHANGE
	2022	2021
	(in thousands, except percentages)
Direct research and development expenses by program:
Rhopressa®	$293	$3,618	$(3,325)	(92)%
Rocklatan®	133	164	(31)	*
AR-15512	17,142	6,514	10,628	*
Retina programs (1)	1,820	484	1,336	*
Other direct research and development program costs (2)	671	268	403	*
Total direct research and development program costs	20,059	11,048	9,011	82%
Employee-related costs	13,142	12,471	671	5%
Stock-based compensation	2,588	3,954	(1,366)	(35)%
Other indirect costs (3)	8,943	8,385	558	7%
Research and development expenses	$44,732	$35,858	$8,874	25%
*Percentage not meaningful
(1) Consists of AR-1105, AR-13503 SR, and AR-14034 SR in 2021 and 2022.
(2) Other direct research development program costs primarily include AR-6121.
(3) Consists primarily of other indirect costs incurred for the research and development of preclinical and clinical product candidates, including expenses associated with our research facilities such as lab supplies, depreciation, and other research facility related costs.
Research and development expenses were $44.7 million and $35.9 million for the six months ended June 30, 2022 and 2021, respectively. Research and development expenses increased by $8.9 million primarily due to an increase of $10.6 million in expenses associated with AR-15512. In September 2021, we reported topline results on safety and efficacy for COMET-1, a Phase 2b clinical trial in which we completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%). In January 2022, the Company gained alignment with the FDA on the results of its Phase 2b clinical trial and confirmed the design of the Phase 3 trials. This resulted in the achievement of a regulatory milestone in which the Company paid the former shareholders of Avizorex $8.0 million during the three months ended March 31, 2022. In May and August 2022, we initiated COMET-2 and COMET-3, respectively, the first two of three Phase 3 clinical trials for AR-15512, with the last of the Phase 3 clinical trials, a safety study named COMET-4, expected to begin in the fourth quarter of 2022, and therefore we expect an increase in these costs through the end of the year.
The increase described above was partially offset by a $3.3 million decrease in expenses for Rhopressa® for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Furthermore, expenses for Rhopressa® in the six months ended June 30, 2021 consisted of costs for the Rhopressa® Phase 3 clinical trial in Japan. Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan were recorded as deferred revenue, non-current on the condensed consolidated balance sheets. We reported positive topline results for our Phase 3 clinical trial of netarsudil 0.02% in October 2021. Santen is taking the lead on next steps in preparation for registration in Japan under the terms of the First Santen Agreement.

Costs related to the development of our retina programs increased by $1.3 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase is primarily related to our ongoing activities to advance our preclinical sustained-release retinal implant, AR-14034 SR, for which we anticipate filing an IND with the FDA in the fourth quarter of 2022.
Other expense, net
Other expense, net consists of the following:

	SIX MONTHS ENDED JUNE 30,		$ CHANGE
	2022	2021
	(in thousands)
Interest income	$312	84	$228
Interest expense	(3,271)	(14,023)	10,752
Other income (expense)	218	(944)	1,162
Other expense, net	$(2,741)	$(14,883)	$12,142
Other expense, net decreased by $12.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily due to a decrease of $10.8 million in interest expense due to the impact of adopting ASU 2020-06 on January 1, 2022 which accounts for convertible debt instruments, such as the Convertible Notes, as a single liability measured at its amortized cost, partially offset by a change of $1.2 million in other income (expense) and $0.2 million in interest income during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The change in other income (expense) primarily consists of $1.0 million in realized loss on equity securities in the prior period. See Notes 2 and 10 to our condensed consolidated financial statements for additional information on the Convertible Notes.
Liquidity and Capital Resources
Since our inception, we have funded operations primarily through the sale of equity securities and the issuance of convertible notes. In addition, we generate cash flows from product revenues related to sales of Rocklatan® and Rhopressa® in the United States. Further, we entered into the Second Santen Agreement in December 2021 which included the Second Santen Agreement Upfront Payment, consisting of (a) $88.0 million which we received in January 2022 and (b) a supplemental upfront payment of $2.0 million. This expanded the scope of the First Santen Agreement pursuant to which Santen made an upfront payment of $50.0 million in the fourth quarter of 2020.
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
Sources of Liquidity
Our product revenues, net amounted to $63.1 million for the six months ended June 30, 2022, which relate to sales of our glaucoma franchise products, Rocklatan® and Rhopressa®. Accounts receivable, net amounted to $68.1 million as of June 30, 2022.
As of June 30, 2022, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $184.4 million. In January 2022, we received an aggregate $90.0 million associated with the Second Santen Agreement Upfront Payment. See Note 3 to our condensed consolidated financial statements included in this report for additional information. We believe that our cash, cash equivalents, and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months. See “—Operating Capital Requirements.”

Cash Flows
The following table summarizes our sources and uses of cash:

	SIX MONTHS ENDED JUNE 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$48,678	$(50,194)
Investing activities	(46,232)	(21,395)
Financing activities	(191)	(25)
Net change in cash and cash equivalents	$2,255	$(71,614)
Operating Activities
During the six months ended June 30, 2022, net cash provided by operating activities of $48.7 million related to a net loss of $55.3 million, adjusted for non-cash items of $15.3 million primarily related to stock-based compensation expense, amortization and accretion, and depreciation, partially offset by a net cash inflow of $88.6 million related to changes in operating assets and liabilities. During the six months ended June 30, 2021, net cash used in operating activities of $50.2 million related to a net loss of $80.7 million, adjusted for non-cash items of $36.2 million primarily related to stock-based compensation expense, amortization and accretion, and depreciation, offset by a net cash outflow of $5.7 million related to changes in operating assets and liabilities.
The increase in net cash provided by operating activities during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to the January 2022 receipt of the $90.0 million Second Santen Agreement Upfront Payment from Santen in connection with the Second Santen Agreement, the March 2022 receipt of a $6.0 million developmental milestone payment from Santen in connection with the First Santen Agreement, and higher net cash collections generated from product revenues.
Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities of $46.2 million related to purchases of available-for-sale investments of $104.5 million and purchases of property, plant, and equipment of $3.0 million primarily related to the Athlone plant, partially offset by sales and maturities of available-for-sale investments of $61.2 million. During the six months ended June 30, 2021, net cash used in investing activities of $21.4 million related to purchases of available-for-sale investments of $73.0 million and purchases of property, plant, and equipment of $1.4 million primarily related to the Athlone plant, partially offset by sales and maturities of available-for-sale investments of $53.0 million.
Financing Activities
During the six months ended June 30, 2022, net cash used in financing activities was $0.2 million and primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock grants. During the six months ended June 30, 2021, net cash used in financing activities was immaterial and primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock grants, partially offset by proceeds from issuance of common stock upon exercise of stock purchase rights and stock options.
Operating Capital Requirements
We expect to incur ongoing operating losses until such a time when Rocklatan®, Rhopressa®, Roclanda® or Rhokiinsa®, or any product candidates or future product candidates, if approved, generate sufficient cash flows for Aerie to achieve profitability.
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
We believe that our cash, cash equivalents, and investments and projected cash flows from revenues, will provide sufficient resources to support our operations, including interest payments for our Convertible Notes, through at least the next twelve months.

Our future funding requirements will depend on many factors, including, but not limited to the following:
•commercial performance of Rocklatan®, Rhopressa®, Roclanda® or Rhokiinsa®, or any current or future product candidates, if approved;
•costs of commercialization activities for Rocklatan®, Rhopressa®, Roclanda® or Rhokiinsa®, and any current or future product candidates, if approved;
•costs of building inventory to support sales growth and other associated working capital needs;
•costs, timing, and outcome of seeking regulatory approval;
•timing and costs of our ongoing and future clinical trials and preclinical studies including those related to our global expansion;
•costs of any follow-on development or products, including the exploration and/or development of any additional indications or additional opportunities for new ophthalmic product candidates, delivery alternatives, and new therapeutic areas;
•terms and timing of any acquisitions, collaborations, or other arrangements;
•costs related to the Convertible Notes, including repurchasing, repaying, or otherwise refinancing our Convertible Notes, unless earlier repurchased, redeemed or converted; and
•costs related to filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, and defending against intellectual property related claims, including defending against any ANDA filings that contain a Paragraph IV Certification.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash, cash equivalents, and investments totaled $184.4 million and $139.8 million as of June 30, 2022 and December 31, 2021, respectively. Given the short-term nature of our cash, cash equivalents, and investments, we do not believe that a change in market interest rates would have a material impact on our financial condition or results of operations. We do not currently engage in any hedging activities against changes in interest rates.
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies but has a U.S. dollar functional currency. We do not currently have a foreign currency hedging program. To date and during the six months ended June 30, 2022, foreign currency exposure and foreign currency financial instruments have not been material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We may periodically become subject to legal proceedings and claims arising in connection with our business.
On March 14, 2022, we filed complaints for patent infringement against Micro Labs, Gland Pharma, and Orbicular Pharma in the United States District Court for the District of New Jersey arising from the Defendants’ Abbreviated New Drug Application (“ANDA”) filings with the U.S. Food and Drug Administration (the “FDA”). As a result, under applicable law, FDA approval of Defendants’ ANDAs is stayed until June 18, 2025, unless modified by court order. We are seeking, among other relief, an order that the effective date of any FDA approval of the Defendants’ ANDAs would be no earlier than the expiration date of the applicable patents listed in the Notices (as defined below) and equitable relief enjoining the Defendants from infringing on such patents. The patents subject to Micro Lab’s certification include, with respect to Rocklatan®, U.S. Patent Nos. 9,993,470 (the “’470 Patent”) and 11,197,853 (the “’853 Patent”), which expire in 2034, and the Rhopressa® Listed Patents (as defined below) (the ’470 Patent, ’853 Patent, and the Rhopressa® Listed Patents, collectively, the “Micro Labs Listed Patents”), and with respect to Rhopressa®, U.S. Patent Nos. 8,394,826, 10,174,017, 10,654,844, and 11,028,081, which expire in 2030, and U.S. Patent Nos. 9,415,043 (the “’043 Patent”), 9,931,336 (the “’336 Patent”), 11,185,538 (the “’538 Patent”), and 10,588,901 (the “’901 Patent”) (collectively, the “Rhopressa® Listed Patents”), which expire in 2034. The patents subject to Gland Pharma’s certification include the ’043 Patent, the ’336 Patent, the ’538 Patent, and the ’901 Patent (collectively, the “Gland Pharma Listed Patents”). The patents subject to Orbicular Pharma’s certification include the ’043 Patent, the ’336 Patent, the ’538 Patent, the ’901 Patent, the ’470 Patent, and the ’853 Patent (collectively, the “Orbicular Pharma Listed Patents”). On May 9, 2022, Gland Pharma filed an answer to the Gland Pharma Complaint and Orbicular Pharma filed an answer to the Orbicular Pharma Complaint. On May 13, 2022, Micro Labs filed an answer to the Micro Labs Complaint and filed a counterclaim. On June 1, 2022, we filed an answer to Micro Labs’ counterclaim. On July 18, 2022, Micro Labs filed a corrected answer to the Micro Labs Complaint.

These patent infringement suits were initiated within 45 days of receiving Paragraph IV Certification Notices (the “Notices”) advising that (i) Micro Labs had submitted ANDAs to the FDA seeking approval to manufacture and sell generic versions of Rocklatan® and Rhopressa® prior to the expiration of the Micro Labs Listed Patents, (ii) Gland Pharma had submitted an ANDA to the FDA seeking approval to manufacture and sell generic versions of Rhopressa® prior to the expiration of the Gland Pharma Listed Patents, and (iii) Orbicular Pharma had submitted an ANDA to the FDA seeking approval to manufacture and sell generic versions of Rocklatan® prior to the expiration of the Orbicular Pharma Listed Patents, in each case which patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, known as the “Orange Book.” The Notices allege that the Micro Labs Listed Patents, the Gland Pharma Listed Patents, and the Orbicular Pharma Listed Patents, as applicable, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in the Defendants’ ANDAs.

We intend to vigorously defend our intellectual property rights.
Item 1A. Risk Factors
You should consider carefully the risks set forth under “Risk Factors” in our 2021 Form 10-K, and other documents that we have filed or furnished with the SEC. Except as set forth below, there have been no material changes to these risk factors.
We have initiated patent infringement lawsuits in response to ANDAs submitted to the FDA seeking approval to manufacture and sell generic versions of Rocklatan® and Rhopressa®, which may lead us to incur substantial costs, and should there be an adverse result in such litigation, one or more of our patents could be at risk of being invalidated or interpreted narrowly, or could be at risk of having its patent protection shortened, which may have a significant negative effect on our revenues and results of operations.
On March 14, 2022, we filed complaints for patent infringement against Micro Labs, Gland Pharma and Orbicular Pharma in the United States District Court for the District of New Jersey arising from the Defendants’ ANDA filings with the FDA. As a result, under applicable law, FDA approval of Defendants’ ANDAs is stayed until June 18, 2025, unless modified by court order. We are seeking, among other relief, an order that the effective date of any FDA approval of the Defendants’ ANDAs be no earlier than the expiration of the Micro Labs Listed Patents, the Gland Pharma Listed Patents and the Orbicular Pharma Listed Patents, as applicable, and equitable relief enjoining the Defendants from infringing on such patents. These patent infringement suits were initiated within 45 days of receiving the Notices advising that (i) Micro Labs had submitted ANDAs to the FDA seeking approval to manufacture and sell generic versions of Rocklatan® and Rhopressa® prior to the expiration of the Micro Labs Listed Patents, (ii) Gland Pharma had submitted an ANDA to the FDA seeking approval to manufacture and sell generic versions of Rhopressa® prior to the expiration of the Gland Pharma Listed Patents and (iii) Orbicular Pharma had submitted an ANDA to the FDA seeking approval to manufacture and sell generic versions of Rocklatan® prior to the expiration of the Orbicular Pharma Listed Patents, in each case which patents are listed in the FDA’s “Orange Book.” The Notices allege that the Micro Labs Listed Patents, the Gland Pharma Listed Patents and the Orbicular Pharma Listed Patents, as applicable, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic products described in the Defendants’ ANDAs. See “Part II, Item 1. Legal Proceedings” included elsewhere in this report.

There can be no assurance that we will be successful with respect to these litigation proceedings, and even if successful, they may result in substantial costs and distraction of our management and other employees. An adverse result in any litigation or defense proceedings could result in the unenforceability or invalidity of one or more of our patents or such patents being interpreted narrowly. An adverse outcome could also result in the patent protection for our products being shortened, allowing for the sale of generic versions of Rocklatan® and/or Rhopressa® earlier than their patent expirations, which could have a significant negative effect on our revenues and results of operations. Our product candidates may be subject to the same risks in the future.
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

(i) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022 and 2021 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: August 5, 2022	/s/ PETER LANG
Peter Lang
Chief Financial Officer
(Principal Financial Officer)

/s/ JEFFREY M. CALABRESE, CPA
Jeffrey M. Calabrese, CPA
Vice President, Finance
(Principal Accounting Officer)