Form 10-Q
period 2022-09-30
AERIE PHARMACEUTICALS INC
filed 2022-11-04
CIK 1337553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2022, there were 49,417,407 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses, or current expectations concerning, among other things:
•the anticipated timing of the proposed Merger (as defined below) with Alcon Research, LLC and the expected benefits of the proposed transaction, as further described in Note 1 to our condensed consolidated financial statements included in this report;
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
ii

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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Assets
Current assets
Cash and cash equivalents	$54,093	$37,187
Short-term investments	118,371	102,614
Accounts receivable, net	73,881	68,828
Inventory	46,762	40,410
Licensing receivable	—	90,000
Prepaid expenses and other current assets	9,706	16,611
Total current assets	302,813	355,650
Property, plant, and equipment, net	50,296	51,472
Operating lease right-of-use assets	20,760	22,669
Other assets	1,721	1,600
Total assets	$375,590	$431,391
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$9,062	$8,285
Accrued expenses and other current liabilities	119,398	112,341
Operating lease liabilities	4,873	4,365
Total current liabilities	133,333	124,991
Convertible notes, net	312,588	234,527
Deferred revenue, non-current	70,881	64,315
Operating lease liabilities, non-current	19,525	21,751
Other non-current liabilities	3,245	3,140
Total liabilities	539,572	448,724
Commitments and contingencies (Note 12)
Stockholders’ deficit
Preferred stock, $0.001 par value; 15,000,000 shares authorized as of September 30, 2022 and December 31, 2021; none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 49,390,503 and 48,444,473 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	49	48
Additional paid-in capital	1,024,809	1,136,656
Accumulated other comprehensive loss	(803)	(126)
Accumulated deficit	(1,188,037)	(1,153,911)
Total stockholders’ deficit	(163,982)	(17,333)
Total liabilities and stockholders’ deficit	$375,590	$431,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Product revenues, net	$36,129	$29,313	$99,275	$79,468
Total revenues, net	36,129	29,313	99,275	79,468
Costs and expenses:
Cost of goods sold	6,929	7,899	17,450	20,776
Selling, general, and administrative	33,878	34,656	93,551	101,796
Research and development	21,994	19,132	66,726	54,990
Total costs and expenses	62,801	61,687	177,727	177,562
Loss from operations	(26,672)	(32,374)	(78,452)	(98,094)
Other expense, net	(59)	(7,259)	(2,800)	(22,142)
Loss before income taxes	(26,731)	(39,633)	(81,252)	(120,236)
Income tax expense	95	58	836	107
Net loss	$(26,826)	$(39,691)	$(82,088)	$(120,343)
Net loss per common share—basic and diluted	$(0.56)	$(0.86)	$(1.72)	$(2.60)
Weighted average number of common shares outstanding—basic and diluted	47,819,936	46,342,905	47,635,854	46,217,404

Net loss	$(26,826)	$(39,691)	$(82,088)	$(120,343)
Unrealized (loss) gain on available-for-sale investments, net	(10)	2	(677)	(7)
Comprehensive loss	$(26,836)	$(39,689)	$(82,765)	$(120,350)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2020	46,821,644	$47	$1,103,074	$(52)	$(1,079,101)	$23,968
Issuance of common stock upon exercise of stock options	62,016	—	26	—	—	26
Issuance of common stock for restricted stock awards, net	10,162	—	(1,127)	—	—	(1,127)
Stock-based compensation	—	—	8,741	—	—	8,741
Other comprehensive loss	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(41,964)	(41,964)
Balances at March 31, 2021	46,893,822	$47	$1,110,714	$(64)	$(1,121,065)	$(10,368)
Issuance of common stock upon exercise of stock purchase rights	89,555	—	998	—	—	998
Issuance of common stock upon exercise of stock options	18,426	—	91	—	—	91
Issuance of common stock for restricted stock awards, net	(7,400)	—	(13)	—	—	(13)
Stock-based compensation	—	—	8,363	—	—	8,363
Other comprehensive income	—	—	—	3	—	3
Net loss	—	—	—	—	(38,688)	(38,688)
Balances at June 30, 2021	46,994,403	$47	$1,120,153	$(61)	$(1,159,753)	$(39,614)
Issuance of common stock upon exercise of stock options	8,897	—	112	—	—	112
Issuance of common stock for restricted stock awards, net	176,433	—	(502)	—	—	(502)
Stock-based compensation	—	—	6,817	—	—	6,817
Other comprehensive income	—	—	—	2	—	2
Net loss	—	—	—	—	(39,691)	(39,691)
Balances at September 30, 2021	47,179,733	$47	$1,126,580	$(59)	$(1,199,444)	$(72,876)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
Balances at December 31, 2021	48,444,473	$48	$1,136,656	$(126)	$(1,153,911)	$(17,333)
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(124,666)	—	47,962	(76,704)
Issuance of common stock for restricted stock awards, net	191,227	—	(358)	—	—	(358)
Stock-based compensation	—	—	4,878	—	—	4,878
Other comprehensive loss	—	—	—	(304)	—	(304)
Net loss	—	—	—	—	(35,891)	(35,891)
Balances at March 31, 2022	48,635,700	$48	$1,016,510	$(430)	$(1,141,840)	$(125,712)
Issuance of common stock upon exercise of stock purchase rights	30,043	—	191	—	—	191
Issuance of common stock for restricted stock awards, net	20,505	—	(25)	—	—	(25)
Stock-based compensation	—	—	4,146	—	—	4,146
Other comprehensive loss	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	(19,371)	(19,371)
Balances at June 30, 2022	48,686,248	$48	$1,020,822	$(793)	$(1,161,211)	$(141,134)
Issuance of common stock upon exercise of stock options	197,701	—	679	—	—	679
Issuance of common stock for restricted stock awards, net	506,554	1	(492)	—	—	(491)
Stock-based compensation	—	—	3,800	—	—	3,800
Other comprehensive loss	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(26,826)	(26,826)
Balances at September 30, 2022	49,390,503	$49	$1,024,809	$(803)	$(1,188,037)	$(163,982)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Cash flows from operating activities
Net loss	$(82,088)	$(120,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	4,802	4,774
Amortization and accretion	5,582	22,943
Stock-based compensation	12,232	23,358
Other non-cash	(505)	1,221
Changes in operating assets and liabilities
Accounts receivable, net	(5,053)	(8,544)
Inventory	(5,548)	(2,486)
Prepaid, current, and other assets	6,938	(5,381)
Licensing receivable	90,000	—
Accounts payable, accrued expenses, and other current liabilities	7,692	14,738
Operating lease liabilities	(3,341)	(2,165)
Deferred revenue	6,566	2,841
Net cash provided by (used in) operating activities	37,277	(69,044)
Cash flows from investing activities
Purchase of available-for-sale investments	(145,726)	(112,432)
Proceeds from sales and maturities of investments	129,137	94,708
Purchase of property, plant, and equipment	(3,779)	(2,540)
Net cash used in investing activities	(20,368)	(20,264)
Cash flows from financing activities
Payments related to issuance of stock for stock-based compensation arrangements, net	(3)	(415)
Net cash used in financing activities	(3)	(415)
Net change in cash and cash equivalents	16,906	(89,723)
Cash and cash equivalents, at beginning of period	37,187	151,570
Cash and cash equivalents, at end of period	$54,093	$61,847

Non-cash investing and financing activities
Purchase of property, plant, and equipment in accounts payable and accrued expenses and other current liabilities	$947	$200
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
Roclanda® and Rhokiinsa® were granted a Centralised Marketing Authorisation (“Centralised MA”) by the European Commission (“EC”) in January 2021 and November 2019, respectively. In April 2021, Roclanda® received marketing authorisation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in Great Britain.
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
In September 2021, the Company reported topline results of its Phase 2b clinical study, named COMET-1, for AR-15512. The Company completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%) in a 90-day trial with 369 subjects. The COMET-1 clinical study achieved statistical significance for multiple pre-specified and validated signs and symptoms. The greatest efficacy was demonstrated with the higher concentration 0.003% formulation, which the Company plans to advance to Phase 3 studies. The study did not achieve statistical significance at the pre-determined primary endpoints at Day 28. The Company gained alignment with the FDA in the first quarter of 2022 on the results of the Phase 2b clinical trial and confirmed the design of the Phase 3 registrational trials, which was based on the endpoints that achieved statistical significance in the COMET-1 study. The Company initiated the Phase 3 registrational trials in the second quarter of 2022, with the first Phase 3 registrational trial, named COMET-2, commencing in May 2022 with the enrollment of the first participant. The second Phase 3 registrational trial, named COMET-3, commenced in August 2022 with the enrollment of the first participant. Both COMET-2 and COMET-3 are multi-center, vehicle-controlled, double-masked, randomized clinical studies, designed to evaluate a single concentration of AR-15512 (0.003%) compared to the AR-15512 vehicle, administered twice-daily for 90 days. The last of the Phase 3 registrational trials, a 12-month study designed to evaluate the long-term safety of AR-15512, named COMET-4, commenced in November 2022 with the enrollment of the first participant.
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
Liquidity
The Company’s activities prior to the commercial launch of Rhopressa® had primarily consisted of developing product candidates, raising capital, and performing research and development activities. The Company has incurred losses and experienced negative operating cash flows since inception. The Company had previously funded its operations primarily through the sale of equity securities and issuance of convertible notes prior to generating product revenues. In September 2019, the Company issued an aggregate principal amount of $316.25 million of 1.50% convertible senior notes due October 2024 (the “Convertible Notes”). See Note 10 for additional information. Further, the Company entered into the First Santen Agreement and Second Santen Agreement in October 2020 and December 2021, respectively, pursuant to which Santen made upfront payments of $50.0 million and $88.0 million, respectively. In December 2021, the Company also earned a $2.0 million supplemental upfront payment associated with the Second Santen Agreement. Total aggregate upfront payments of $90.0 million associated with the Second Santen Agreement (the “Second Santen Agreement Upfront Payment”) were received in January 2022. See Note 3 for additional information. As of September 30, 2022, the Company had $172.5 million in cash, cash equivalents, and investments. The Company believes that its cash, cash equivalents, and investments and projected cash flows from revenues will provide sufficient resources to support its operations, including interest payments for its Convertible Notes, through at least the next twelve months from the date of this filing, without giving effect to the proposed Merger (as defined below) and assuming the Company remains a standalone entity.
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
Additionally, pursuant to the Merger Agreement (as defined below) the Company is subject to a variety of operational restrictions. Unless the Company obtains Alcon’s prior written consent, it may not, among other things and subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of common stock, repurchase common stock, pay dividends, acquire assets, or enter into material contracts. The Company does not believe these restrictions will prevent it from meeting ongoing costs of operations, working capital needs, or capital expenditure requirements.
Proposed Merger
On August 22, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alcon Research, LLC, a Delaware limited liability company (“Alcon”) and indirect wholly owned subsidiary of Alcon Inc., and Lyon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Alcon (“Merger Sub”). The Merger Agreement provides, among other things, and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Alcon (the “Merger”).
At the effective time of the Merger (the “Effective Time”), and by virtue of the Merger, each share of common stock, par value $0.001 per share, of the Company then outstanding (other than shares held (i) by the Company or held in the Company’s treasury or (ii) by Alcon, Merger Sub or any direct or indirect wholly owned Subsidiary (as defined in the Merger Agreement) of Alcon or the Company, which, in each case, will be cancelled and retired and will cease to exist) will be converted into the right to receive $15.25 per share in cash (the “Merger Consideration”), without interest and subject to any withholding of taxes. As a result of the Merger, the Company’s common stock will no longer be publicly traded, and will be delisted from The Nasdaq Global Market (“Nasdaq”).
The Company’s Board of Directors unanimously approved the Merger Agreement and transactions contemplated thereby, including the Merger, and directed that a proposal to adopt the Merger Agreement be submitted to a vote at a meeting of the Company’s stockholders.
The consummation of the Merger (the “Closing”) is subject to certain conditions, including, but not limited to, (i) the approval and adoption of the Merger Agreement and the Merger by the affirmative vote of the holders of a majority of the issued and outstanding shares of common stock of the Company as of the close of business on October 4, 2022 at the stockholder meeting on November 17, 2022, (ii) the absence of any temporary restraining order, preliminary or permanent injunction or final judgment, or law, regulation, or order promulgated, enacted, issued or deemed applicable to the Merger, by any governmental entity in any jurisdiction in which Alcon or the Company has material business operations that prohibits or otherwise makes illegal the consummation of the Merger, and (iii) the expiration or termination of any waiting period (or any extension thereof) applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the rules and regulations promulgated thereunder. The parties expect the transaction to close following the receipt of all required regulatory and antitrust approvals and the satisfaction or waiver of the other closing conditions. The waiting period applicable to the Merger under the HSR Act expired in October 2022.
Pursuant to the terms of the Merger Agreement, the Company would be required to pay a termination fee to Alcon equal to $27.0 million under certain specified conditions upon or following the termination of the Merger Agreement. Alcon will be required to make a payment to the Company equal to $65.0 million if the Merger Agreement is terminated under certain specified conditions.

For the nine months ended September 30, 2022, the Company incurred $10.4 million in Merger-related costs, including for professional services, which are included in general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Merger is expected to close during the fourth quarter of 2022.
2. Significant Accounting Policies
Basis of Presentation
The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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
The potential common stock equivalents that have been excluded from the computation of Diluted EPS consisted of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Convertible Notes (1)	12,662,650	—	12,662,650	—
Outstanding stock options	5,753,892	8,703,221	5,753,892	8,703,221
Non-vested restricted stock awards	1,491,788	796,656	1,491,788	796,656
Non-vested restricted stock units	225,685	155,083	225,685	155,083
Total	20,134,015	9,654,960	20,134,015	9,654,960
(1)     Upon adoption of ASU 2020-06 on January 1, 2022, the if-converted method is applied to the Convertible Notes in the calculation of earnings per share. Prior to the adoption of ASU 2020-06, the Company did not include the conversion value of the Convertible Notes in the diluted earnings per share computation.
3. Revenue Recognition
Product Revenues
Net product revenues for the three and nine months ended September 30, 2022 and 2021 were generated from sales of Rocklatan® and Rhopressa®, the Company’s glaucoma franchise products, which were commercially launched in the United States in May 2019 and April 2018, respectively. Aerie’s customers include a limited number of national and select regional wholesalers (the “distributors”). For the nine months ended September 30, 2022, three distributors accounted for 37%, 33%, and 29% of total revenues, respectively. For the nine months ended September 30, 2021, three distributors accounted for 36%, 32%, and 31% of total revenues, respectively. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payers, such as government or private healthcare insurers and pharmacy benefit managers (“Third-party Payers”) and such product may be subject to rebates and discounts payable directly to those Third-party Payers.
Product revenues are recorded net of trade discounts, allowances, rebates, chargebacks, estimated returns, and other incentives in the condensed consolidated statements of operations and comprehensive loss, discussed below. These reserves are classified as either reductions of accounts receivable or as current liabilities in the condensed consolidated balance sheets. Amounts billed or invoiced are included in accounts receivable, net on the condensed consolidated balance sheets. The Company did not have any contract assets (unbilled receivables) as of September 30, 2022 or December 31, 2021, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities as of September 30, 2022 or December 31, 2021, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers. The Company calculates its net product revenues based on the wholesale acquisition cost that the Company charges its distributors for Rocklatan® and Rhopressa® less provisions for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates to Third-party Payers, estimated payments for Medicare Part D prescription drug program coverage gap (commonly called the “donut hole”), patient co-pay program coupon utilization, chargebacks and other discount programs, and (iii) reserves for expected product returns. Provisions for revenue reserves reduced product revenues by $75.5 million and $210.0 million in aggregate for the three and nine months ended September 30, 2022, respectively, a significant portion of which related to commercial and Medicare Part D rebates. Provisions for revenue reserves reduced product revenues by $65.8 million and $177.8 million in aggregate for the three and nine months ended September 30, 2021, respectively, a significant portion of which related to commercial and Medicare Part D rebates.
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

The Company recognized deferred revenue, non-current as of September 30, 2022 and December 31, 2021 as follows:

(in thousands)	SEPTEMBER 30, 2022	DECEMBER 31, 2021
First Santen Agreement:
Upfront payment (1)	$50,000	$50,000
Developmental milestones (2)	6,000	—
Santen’s portion of shared costs (3)	6,881	6,315
Second Santen Agreement:
Upfront payment (4)	8,000	8,000
Total	$70,881	$64,315
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
(4)As of September 30, 2022 and December 31, 2021, the Company recognized $8.0 million of the Second Santen Agreement Upfront Payment as deferred revenue, non-current in its consolidated balance sheet due to the uncertainty around potential termination in China in the event that patents are issued that may prevent the commercialization of the Licensed Products.
4. Investments
Cash, cash equivalents and investments as of September 30, 2022 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$54,093	$—	$—	$54,093
Total cash and cash equivalents	$54,093	$—	$—	$54,093
Investments:
Certificates of deposit (due within 1 year)	$1,500	$—	$(1)	$1,499
Commercial paper (due within 1 year)	49,174	—	(251)	48,923
Corporate bonds (due within 1 year)	21,240	—	(241)	20,999
U.S. Government and government agencies (due within 1 year)	47,260	—	(310)	46,950
Total investments	$119,174	$—	$(803)	$118,371
Total cash, cash equivalents, and investments	$173,267	$—	$(803)	$172,464

Cash, cash equivalents and investments as of December 31, 2021 included the following:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(in thousands)	COST	GAINS	LOSSES	VALUE
Cash and cash equivalents:
Cash and cash equivalents	$37,187	$—	$—	$37,187
Total cash and cash equivalents	$37,187	$—	$—	$37,187
Investments:
Certificates of deposit (due within 1 year)	$9,047	$—	$(9)	$9,038
Commercial paper (due within 1 year)	50,975	—	(55)	50,920
Corporate bonds (due within 1 year)	42,718	—	(62)	42,656
Total investments	$102,740	$—	$(126)	$102,614
Total cash, cash equivalents, and investments	$139,927	$—	$(126)	$139,801
Interest income earned on the Company’s cash, cash equivalents, and investments was $0.5 million and $0.9 million during the three and nine months ended September 30, 2022, respectively, and was immaterial for each of the three and nine months ended September 30, 2021. Realized gains or losses were immaterial during the three and nine months ended September 30, 2022 and 2021.
As of September 30, 2022 and December 31, 2021, the Company did not hold any equity securities.
5. Fair Value Measurements
The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy:

	FAIR VALUE MEASUREMENTS AS OF
	SEPTEMBER 30, 2022
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$54,093	$—	$—	$54,093
Total cash and cash equivalents:	$54,093	$—	$—	$54,093
Investments:
Certificates of deposit	$—	$1,499	$—	$1,499
Commercial paper	—	48,923	—	48,923
Corporate bonds	—	20,999	—	20,999
U.S. Government and government agencies	—	46,950	—	46,950
Total investments	$—	$118,371	$—	$118,371
Total cash, cash equivalents, and investments:	$54,093	$118,371	$—	$172,464

	FAIR VALUE MEASUREMENTS AS OF
	DECEMBER 31, 2021
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash and cash equivalents:
Cash and cash equivalents	$37,187	$—	$—	$37,187
Total cash and cash equivalents:	$37,187	$—	$—	$37,187
Investments:
Certificates of deposit	$—	$9,038	$—	$9,038
Commercial paper	—	50,920	—	50,920
Corporate bonds	—	42,656	—	42,656
Total investments	$—	$102,614	$—	$102,614
Total cash, cash equivalents, and investments:	$37,187	$102,614	$—	$139,801
The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes was $310.7 million and $270.4 million at September 30, 2022 and December 31, 2021, respectively.
There were no transfers between the different levels of the fair value hierarchy during the nine months ended September 30, 2022 and 2021.
6. Inventory
Inventory consists of the following:

(in thousands)	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Raw materials	$4,450	$5,368
Work-in-process	35,328	30,989
Finished goods	6,984	4,053
Total inventory	$46,762	$40,410
For the three and nine months ended September 30, 2022, $4.1 million and $9.0 million, respectively, of production costs associated with underutilized capacity at the Company’s Athlone plant were recorded to costs of goods sold. For the three and nine months ended September 30, 2021, $5.4 million and $13.7 million, respectively, of production costs associated with underutilized capacity at the Company’s Athlone plant were recorded to costs of goods sold. The underutilization results from the Athlone plant having not yet reached full capacity as it commenced operations in early 2020.

7. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following:

(in thousands)	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Manufacturing equipment	$22,719	$22,464
Laboratory equipment	9,786	9,182
Furniture and fixtures	1,614	1,569
Software, computer, and other equipment	7,979	7,779
Leasehold improvements	32,647	31,175
Construction-in-progress	3,259	2,037
Property, plant and equipment	78,004	74,206
Less: Accumulated depreciation	(27,708)	(22,734)
Property, plant, and equipment, net	$50,296	$51,472
8. Leases
The Company has operating leases for corporate offices, research and development facilities, and a fleet of vehicles. The properties primarily relate to the Company’s principal executive office and research facility located in Durham, North Carolina, regulatory, commercial support, and other administrative activities located in Irvine, California, and clinical, finance, and legal operations located in Bedminster, New Jersey. The Durham, North Carolina facility consists of approximately 61,000 square feet of laboratory and office space under a lease that was renewed in the third quarter of 2021 and expires in June 2029. The Irvine, California location consists of approximately 27,000 square feet of office space under a lease that was renewed in the third quarter of 2021 and expires in October 2027. The Bedminster, New Jersey location consists of approximately 34,000 square feet of office space under a lease that expires in October 2029. There are also small offices in the United Kingdom and Japan.
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
The Company’s right-of-use assets obtained in exchange for operating lease obligations were $0.4 million during the nine months ended September 30, 2022.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Accrued expenses and other current liabilities:
Accrued revenue reserves (1)	$85,503	$85,381
Accrued compensation and benefits	11,741	15,881
Accrued consulting and professional fees	2,949	5,007
Accrued Merger-related costs	8,036	—
Accrued research and development (2)	7,190	2,262
Accrued other (3)	3,979	3,810
Total accrued expenses and other current liabilities	$119,398	$112,341
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
10. Debt
Convertible Notes
In September 2019, the Company issued an aggregate principal amount of $316.25 million of Convertible Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The Convertible Notes, governed by an indenture between the Company and a trustee, are senior, unsecured obligations and do not include financial and operating covenants nor any restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by Aerie or any of its subsidiaries. Interest on the Convertible Notes is payable semi-annually in cash in arrears at a rate of 1.50% per annum on April 1 and October 1 of each year, which began on April 1, 2020. The Convertible Notes will mature on October 1, 2024 unless they are redeemed, repurchased or converted prior to such date. Prior to April 1, 2024, the Convertible Notes will be convertible at the option of holders only during certain periods and upon satisfaction of certain conditions, including upon consummation of the Merger, as discussed further below. On and after April 1, 2024, the Convertible Notes will be convertible at the option of the holders any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in shares of Aerie common stock, cash or a combination, thereof, at the Company's election. The Company intends to pay cash upon conversion of the Convertible Notes without giving effect to the proposed Merger and assuming the Company remains a standalone entity. See Note 2 for additional information. In connection with the Closing of the Merger, each holder will be entitled to convert such holder's Convertible Notes into the right to receive the Merger Consideration in respect of each share of common stock into which the Convertible Notes would have been convertible pursuant to the applicable conversion rate under the indenture. For more information see Note 1.
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
Holders of Convertible Notes may require the Company to repurchase their Convertible Notes upon the occurrence of certain events that constitute a fundamental change under the indenture governing the Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If consummated, the Merger is expected to constitute a fundamental change.
During the three months ended September 30, 2022, the conditions allowing holders of the Convertible Notes to elect to convert had not been met, without giving effect to the proposed Merger. As of September 30, 2022, the if-converted value of the Convertible Notes did not exceed the principal amount of the Convertible Notes.
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
Upon the Company’s adoption of ASU 2020-06 on January 1, 2022, as further discussed in Note 2, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, the Convertible Notes will be accounted for as a single liability measured at its amortized cost. The effective interest rate was 2.1% for the three and nine months ended September 30, 2022. The effective interest rate on the liability component was 10.5% for the period from the date of issuance through September 30, 2021.
The following table summarizes the carrying value of the Convertible Notes:

(in thousands)	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Gross proceeds	$316,250	$316,250
Unamortized debt discount	—	(78,395)
Unamortized issuance costs	(3,662)	(3,328)
Carrying value	$312,588	$234,527
The following table summarizes the interest expense recognized related to the Convertible Notes:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2022	2021	2022	2021
Stated interest	$1,186	$1,186	$3,558	$3,558
Amortized debt discount	—	5,915	—	17,091
Amortized issuance costs	458	251	1,357	725
Interest expense	$1,644	$7,352	$4,915	$21,374
Separately, in September 2019, the Company entered into privately negotiated capped call options with financial institutions. The capped call options cover, subject to customary anti-dilution adjustments, the number of shares of Aerie common stock that initially underlie the Convertible Notes. The cap price of the capped call options is $37.00 per share of Aerie common stock, representing a premium of 100% above the closing price of $18.50 per share of Aerie common stock on September 4, 2019, and is subject to certain adjustments under the terms of the capped call options. The capped call options are generally intended to reduce or offset potential dilution to Aerie common stock upon conversion of the Convertible Notes with such reduction and/ or offset, as the case may be, subject to a cap based on the cap price. The Company paid a total of $32.9 million in premiums for the capped call options, which was recorded as additional paid-in capital, using a portion of the gross proceeds from the issuance and sale of the Convertible Notes. The capped call options are excluded from diluted earnings per share because the impact would be anti-dilutive. In connection with the Closing of the Merger, the capped call options are expected to be unwound.
11. Stock-Based Compensation
Stock-based compensation expense for options granted, restricted stock awards (“RSAs”), RSAs with non-market performance and service conditions (“PSAs”), restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2022	2021	2022	2021
Cost of goods sold	$140	$287	$372	$1,225
Selling, general, and administrative	2,490	4,385	8,260	16,238
Research and development	1,012	1,941	3,600	5,895
Total	$3,642	$6,613	$12,232	$23,358

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
Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
Options outstanding at December 31, 2021	6,550,610	$26.87
Granted	1,160,275	8.39
Exercised	(204,227)	3.81
Canceled/Expired	(1,752,766)	28.09
Options outstanding at September 30, 2022	5,753,892	$23.59	6.32	$12,896
Options exercisable at September 30, 2022	3,654,873	$30.61	4.75	$2,572
Options vested and expected to vest at September 30, 2022	5,753,892	$23.59	6.32	$12,896
As of September 30, 2022, the Company had $13.3 million of unrecognized compensation expense related to options that are expected to vest. This expense is expected to be recognized over a weighted average period of 2.5 years as of September 30, 2022.

Restricted Stock Awards
The following table summarizes the RSA, including PSA, activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSAs at December 31, 2021	977,244	$18.32
Granted	963,062	8.42
Vested	(266,519)	25.51
Canceled	(181,999)	18.72
Non-vested RSAs at September 30, 2022	1,491,788	10.60
As of September 30, 2022, the Company had $11.8 million of unrecognized compensation expense related to unvested RSAs, including PSAs, that are expected to vest. This expense is expected to be recognized over the weighted average period of 3.0 years as of September 30, 2022. As of September 30, 2022, the Company also had $1.7 million of unrecognized compensation expense related to those unvested PSAs where the performance conditions have not been met.
The vesting of the RSAs is time and service based with terms of 1 to 4 years. In 2017, the Company granted 98,817 PSAs that vested in 2020 upon the satisfaction of certain performance and service conditions. During the nine months ended September 30, 2022, the Company granted 218,418 PSAs which vest upon the satisfaction of certain performance and service conditions, none of which have vested.
Restricted Stock Units
The following table summarizes the RSU activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE FAIR VALUE PER SHARE
Non-vested RSUs at December 31, 2021	156,873	$14.88
Granted	148,850	8.33
Vested	(37,375)	9.11
Canceled	(42,663)	14.98
Non-vested RSUs at September 30, 2022	225,685	11.49
As of September 30, 2022, the associated unrecognized compensation expense totaled $3.7 million related to unvested RSUs that are expected to vest. This expense is expected to be recognized over the weighted average period of 3.1 years as of September 30, 2022.
Stock Appreciation Rights
The following table summarizes the SARs activity under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000’s)
SARs outstanding at December 31, 2021	238,349	$27.67
Granted	111,854	8.21
Exercised	(1,425)	12.25
Canceled	(44,201)	25.95
SARs outstanding at September 30, 2022	304,577	$20.84	3.2	$852
SARs exercisable at September 30, 2022	116,437	$34.27	1.7	$42
Holders of the SARs are entitled under the terms of the Plans to receive cash payments calculated based on the excess of Aerie’s common stock price over the exercise price in their award; consequently, these awards are accounted for as liability-

classified awards and the Company measures compensation cost based on their estimated fair value at each reporting date, net of actual forfeitures, if any.
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
These contingent milestone payments are recognized only when the contingency is resolved (the milestone is achieved) and the consideration is paid or becomes payable. As of September 30, 2022, there were no liabilities recorded relating to potential future milestone payments as the achievement of the related milestones were not met and the timing and likelihood of such milestone payments are not known.
Litigation
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. The Company did not have contingency reserves established for any litigation liabilities as of September 30, 2022.
Legal Proceedings related to the Merger Agreement
Beginning on September 22, 2022, three purported stockholders of the Company filed separate lawsuits in the United States District Court for the Southern District of New York captioned Stein v. Aerie Pharmaceuticals, Inc., et al., Case No. 1:22-cv-08103; O’Dell v. Aerie Pharmaceuticals, Inc., et al., Case No. 1:22-cv-08261, and Weiss v. Aerie Pharmaceuticals, Inc., et al., Case No. 1:22-cv-09235. The complaints name Aerie and members of the Board of Directors as defendants and allege that the defendants made materially incomplete and misleading statements about the proposed acquisition of Aerie by Alcon. Specifically, the complaints allege that all defendants violated Section 14(a) of the Exchange Act and that each member of the Board of Directors violated Section 20(a) of the Exchange Act, on the basis of allegedly inadequate disclosures regarding Aerie’s financial projections and Goldman Sachs’s financial analysis in the preliminary proxy statement filed with the SEC on

September 21, 2022 and/or the definitive proxy statement filed with the SEC on October 7, 2022. In addition, Aerie has received from certain purported Aerie stockholders several demand letters alleging similar insufficiencies in the preliminary proxy statement and/or the definitive proxy statement as those noted in the complaints referenced above. The complaints seek, among other relief, (i) injunctive relief preventing the parties from proceeding with the Merger until the alleged disclosure deficiencies have been remedied, (ii) rescission in the event the Merger is consummated or alternatively rescissory damages, and (iii) an award of costs, including attorneys’ and experts’ fees. Aerie believes these lawsuits are without merit.
Additional lawsuits may be filed against Aerie, members of the Board of Directors or Aerie’s officers in connection with the Merger, which could prevent or delay completion of the Merger and result in substantial costs to Aerie, including any costs associated with indemnification.
Patent Infringement Lawsuits
On March 14, 2022, the Company filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey against (i) Micro Labs Limited and Micro Labs USA, Inc. (collectively, “Micro Labs”), (ii) Gland Pharma Limited (“Gland Pharma”), and (iii) Orbicular Pharmaceutical Technologies (“Orbicular Pharma” and, together with Micro Labs and Gland Pharma, the “Defendants”). These lawsuits (the “Micro Labs Complaint,” the “Gland Pharma Complaint,” and the “Orbicular Pharma Complaint,” respectively, and collectively, the “Complaints”) were initiated within 45 days of receiving (i) Paragraph IV Certification Notices from Gland Pharma and Micro Labs under the Hatch-Waxman Act notifying the Company that Gland Pharma and Micro Labs have filed applications to the FDA seeking pre-patent expiry approval to sell generic versions of Rhopressa®, and (ii) Paragraph IV Certification Notices from Orbicular Pharma and Micro Labs under the Hatch-Waxman Act notifying the Company that Orbicular Pharma and Micro Labs have filed applications to the FDA seeking pre-patent expiry approval to sell generic versions of Rocklatan®. As a result of filing the Complaints, under applicable law, FDA approval of the Defendants’ ANDAs is stayed until June 18, 2025, unless modified by court order. However, regardless of any court decision in these proceedings, all patents that are not the subject of the proceedings are expected to remain in force until their expiration dates. A trial related to these Complaints is scheduled to commence in January 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report and with our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 25, 2022 (“2021 Form 10-K”). This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements and see “Risk Factors” in our 2021 Form 10-K and other documents we have filed or furnished with the SEC for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.
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

Rocklatan® is a once-daily fixed-dose combination of Rhopressa® and latanoprost, a commonly prescribed drug for the treatment of patients with open-angle glaucoma or ocular hypertension. Rocklatan® is taken in the evening, and similar to Rhopressa®, has shown in preclinical and clinical trials to be highly effective in reducing IOP, with a favorable safety profile.

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
Glaucoma Product Manufacturing
We have a sterile fill production facility in Athlone, Ireland, for the production of our FDA and EMA approved products and clinical supplies, with the intent of having the Athlone plant supply our ophthalmic products in all markets for which we received regulatory approval and are commercialized. The Athlone plant began manufacturing commercial supplies of Rocklatan® in the first quarter of 2020 and Rhopressa® in the third quarter of 2020 for distribution to the United States. Shipments of commercial supply of both Rocklatan® and Rhopressa® from the Athlone plant to the United States commenced in the second half of 2020. In addition, the Athlone plant has manufactured clinical supplies of Rhopressa® for the Phase 3 clinical trials in Japan as well as registration batches to support product approval in Japan. We currently expect to commence shipments of Roclanda® to Santen pursuant to the Second Santen Agreement in the fourth quarter of 2022.
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
Dry Eye Program
We are developing AR-15512 ophthalmic solution for the treatment of patients with dry eye disease. In September 2021, we reported topline results of our Phase 2b clinical study, named COMET-1, for AR-15512. We completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%) in a 90-day trial with 369 subjects. The COMET-1 clinical study achieved statistical significance for multiple pre-specified and validated signs and symptoms. The greatest efficacy was demonstrated with the higher concentration 0.003% formulation, which we have advanced to Phase 3 studies. The study did not achieve statistical significance at the pre-determined primary endpoints at Day 28. We gained alignment with the FDA in the first quarter of 2022 on the results of the Phase 2b clinical study and confirmed the design of the Phase 3 registrational trials, which was based on the endpoints that achieved statistical significance in the COMET-1 study. We initiated the Phase 3 registrational trials in the second quarter of 2022, with the first Phase 3 registrational trial, named COMET-2, commencing in May 2022 with the enrollment of the first participant. The second Phase 3 registrational trial, named COMET-3, commenced in August 2022 with the enrollment of the first participant. Both COMET-2 and COMET-3 are multi-center, vehicle-controlled, double-masked, randomized clinical studies designed to evaluate a single concentration of AR-15512 (0.003%) compared to the AR-15512 vehicle, administered twice-daily for 90 days. COMET-2 and COMET-3 are each expected to enroll about 460 participants at approximately 20 sites in the United States. The last of the Phase 3 registrational trials, a 12-month safety study named COMET-4, commenced in November 2022 with the enrollment of the first participant. Assuming the Phase 3 registrational trials are successful, we anticipate filing a New Drug Application in 2024.
Retina Program
Furthermore, we are currently developing two sustained-release implants focused on retinal diseases, AR-1105 and AR-14034 SR. For AR-1105, we completed a Phase 2 clinical trial for patients with macular edema due to RVO in July 2020 and reported topline results indicating sustained efficacy of up to six months. We have received advice from regulatory agencies in both Europe and the United States regarding clinical and regulatory pathways for Phase 3 clinical trials. We are currently evaluating Phase 3 development options. In addition, we are also working to advance our preclinical sustained-release retinal implant, AR-14034 SR, for which we anticipate filing an Investigational New Drug Application (“IND”) with the FDA in the fourth quarter of 2022.
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
The health and safety of our employees, patients, prescribers, and community are of utmost importance during this time. We are complying with all requirements and mandates from various agencies and governments, and we continue to monitor applicable federal and state regulations, including with respect to vaccination mandates. We have taken precautionary measures to protect our employees and our stakeholders, and adapted company policy to maintain the continuity of our business. We have continued to operate effectively as most of our manufacturing plant personnel are working at the manufacturing plant with precautionary measures in place, and the balance of our workforce has returned to the office on a hybrid schedule in accordance with state and local mandates. We may take further actions as government authorities require or recommend or as we determine to be in the best interest of our employees.
Proposed Merger
On August 22, 2022, we entered into the Merger Agreement with Alcon and Merger Sub. The Merger Agreement provides, among other things, and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into Aerie, with Aerie surviving as a wholly owned subsidiary of Alcon.
At the Effective Time, each share of Aerie’s common stock, par value $0.001 per share, then outstanding (other than shares held (i) by Aerie or held in Aerie’s treasury or (ii) by Alcon, Merger Sub or any direct or indirect wholly owned Subsidiary (as defined in the Merger Agreement) of Alcon or Aerie, which, in each case, will be cancelled and retired and will cease to exist) will be converted into the right to receive $15.25 per share in cash, without interest and subject to any withholding of taxes. As a result of the Merger, Aerie’s common stock will no longer be publicly traded, and will be delisted from Nasdaq.
Our Board of Directors unanimously approved the Merger Agreement and transactions contemplated thereby, including the Merger, and directed that a proposal to adopt the Merger Agreement be submitted to a vote at a meeting of the Aerie stockholders.
The consummation of the Merger is subject to certain conditions, including, but not limited to, (i) the approval and adoption of the Merger Agreement and the Merger by the affirmative vote of the holders of a majority of the issued and outstanding shares of common stock of Aerie as of the close of business on October 4, 2022 at the stockholder meeting on November 17, 2022, (ii)

the absence of any temporary restraining order, preliminary or permanent injunction or final judgment, or law, regulation, or order promulgated, enacted, issued or deemed applicable to the Merger, by any governmental entity in any jurisdiction in which Alcon or Aerie has material business operations that prohibits or otherwise makes illegal the consummation of the Merger, and (iii) the expiration or termination of any waiting period (or any extension thereof) applicable to the Merger under the HSR Act, and the rules and regulations promulgated thereunder. We expect the transaction to close during the fourth quarter of 2022 following the receipt of all required regulatory and antitrust approvals and the satisfaction or waiver of the other closing conditions. The waiting period applicable to the Merger under the HSR Act expired in October 2022.
Financial Overview
Our cash, cash equivalents, and investments totaled $172.5 million as of September 30, 2022. We believe that our cash, cash equivalents, and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months from the date of this filing, without giving effect to the proposed Merger and assuming we remain a standalone entity. There may be need for additional financing activity as we continue to grow, including repurchasing, repaying, or otherwise refinancing our aggregate principal amount of $316.25 million of Convertible Notes, which are scheduled to mature on October 1, 2024, unless earlier repurchased, redeemed or converted. We continue to evaluate our product candidates in development for collaboration and licensing opportunities. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion.
We have incurred net losses since our inception in June 2005. Until 2018, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital, and performing research and development activities. As of September 30, 2022, we had an accumulated deficit of $1,188.0 million and recognized a net loss of $26.8 million and $82.1 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, we recognized a net loss of $39.7 million and $120.3 million, respectively. Our capital resources and business efforts are largely focused on activities relating to the commercialization of Rocklatan® and Rhopressa®, advancing our product candidates in development, international expansion, and operating our Athlone plant.
We expect to incur operating losses until such a time when Rocklatan® or Rhopressa® or any current or future product candidates, if approved, or proceeds in connection with collaboration and licensing arrangements, generate sufficient cash flows for us to achieve profitability. Accordingly, we may be required to obtain further funding through debt or equity offerings or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts, particularly if the proposed Merger is not completed within the expected timeframe or at all. In addition, even if we do not have an immediate need for additional capital, we may seek to access the public or private capital markets whenever conditions are favorable.
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
Cost of Goods Sold
Cost of goods sold consists of direct and indirect costs to procure and manufacture product sold, including third-party manufacturing costs. Production costs related to underutilized capacity at the Athlone plant, are not included in the cost of inventory but are charged directly to cost of goods sold in the condensed consolidated statements of operations and comprehensive loss in the period incurred. We expect cost of goods sold for the remainder of 2022 to continue to be unfavorably impacted by production costs due to the underutilization at the Athlone plant as a result of the Athlone plant having become operational in early 2020 and having not yet reached full capacity. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the manufacturing plant reaches full capacity.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation for all officers and employees in general management, sales and marketing, finance, and administration. Other significant expenses include selling and marketing expenses, facilities expenses, shipping and handling costs, and professional fees for audit, tax, legal, Merger-related costs, and other services.
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
Other Expense, Net
Other expense, net primarily includes interest expense, interest income, foreign exchange gains and losses, and other income and expense. Interest expense consists of interest expense under the Convertible Notes, including the amortization of debt discounts and issuance costs incurred. Interest income primarily consists of interest earned on our cash, cash equivalents, and investments. See “—Liquidity and Capital Resources” below and Note 10 to our condensed consolidated financial statements included in this report for further discussion. Foreign exchange gains and losses are primarily due to the remeasurement of our lease liabilities, which are denominated in a foreign currency and held by a subsidiary with a U.S. dollar functional currency. Also included in other income and expense are changes in the fair value of equity securities (sold during the nine months ended September 30, 2021), and research and development tax credit refunds.
Income Tax Expense
Income tax expense primarily includes branch taxes of our non-U.S. subsidiaries and withholding taxes related to the $6.0 million developmental milestone made by Santen pursuant to the First Santen Agreement during the nine months ended September 30, 2022.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021:

	THREE MONTHS ENDED SEPTEMBER 30,		$ CHANGE	% CHANGE
	2022	2021
	(in thousands, except percentages)
Product revenues, net	$36,129	$29,313	$6,816	23%
Total revenues, net	36,129	29,313	6,816	23%
Costs and expenses:
Cost of goods sold	6,929	7,899	(970)	(12)%
Selling, general, and administrative expenses	33,878	34,656	(778)	(2)%
Research and development expenses	21,994	19,132	2,862	15%
Total costs and expenses	62,801	61,687	1,114	2%
Loss from operations	(26,672)	(32,374)	5,702	(18)%
Other expense, net	(59)	(7,259)	7,200	(99)%
Loss before income taxes	$(26,731)	$(39,633)	$12,902	(33)%
Product revenues, net
Product revenues, net were $36.1 million and $29.3 million for the three months ended September 30, 2022 and 2021, respectively, and related to sales of our U.S. glaucoma franchise products, Rocklatan® or Rhopressa®. The year-over-year revenue increase is primarily due to an increase in the number of units shipped to wholesalers and improved margins per bottle.
Cost of goods sold
Cost of goods sold was $6.9 million and $7.9 million for the three months ended September 30, 2022 and 2021, respectively. Our gross margin percentage was 80.8% and 73.1% for the three months ended September 30, 2022 and 2021, respectively. The increase in the gross margin percentage was driven by the increase in product revenues, net as discussed above as well as $1.3 million of lower production costs associated with underutilized capacity at the Athlone plant due to increased commercial production during the three months ended September 30, 2022. The increased commercial production resulted in a higher level of costs capitalized into inventory. Our cost of goods sold and gross margin percentage for the three months ended September 30, 2022 and 2021 were unfavorably impacted by costs due to underutilized capacity at the Athlone plant, which increased the cost of goods sold by $4.1 million and $5.4 million and lowered the gross margin percentage by 11.3% and 18.6%, respectively. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the Athlone plant reaches full capacity.
Selling, general, and administrative expenses
Selling, general, and administrative expenses were $33.9 million and $34.7 million for the three months ended September 30, 2022 and 2021, respectively. Selling, general, and administrative expenses decreased by $0.8 million primarily due to lower sales and marketing, employee-related and stock-based compensation expenses. Partially offsetting the decrease in selling, general, and administrative expenses were costs related to the Merger, which totaled $10.1 million for the three months ended September 30, 2022.

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

	THREE MONTHS ENDED SEPTEMBER 30,		$ CHANGE	% CHANGE
	2022	2021
	(in thousands, except percentages)
Direct research and development expenses by program:
Rhopressa®	$497	$1,828	$(1,331)	(73)%
Rocklatan®	2	114	(112)	(98)%
AR-15512	10,348	2,090	8,258	*
Retina programs (1)	263	936	(673)	(72)%
Other direct research and development program costs (2)	61	594	(533)	(90)%
Total direct research and development program costs	11,171	5,562	5,609	*
Employee-related costs	5,376	6,664	(1,288)	(19)%
Stock-based compensation	1,012	1,941	(929)	(48)%
Other indirect costs (3)	4,435	4,965	(530)	(11)%
Research and development expenses	$21,994	$19,132	$2,862	15%
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
Research and development expenses were $22.0 million and $19.1 million for the three months ended September 30, 2022 and 2021, respectively. Research and development expenses increased by $2.9 million primarily due to an increase of $8.3 million in expenses associated with AR-15512. In September 2021, we reported topline results on safety and efficacy for COMET-1, a Phase 2b clinical trial in which we completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%). In May and August 2022, we initiated COMET-2 and COMET-3, respectively, the first two of three Phase 3 clinical trials for AR-15512, and the last of the Phase 3 clinical trials, a safety study named COMET-4, commenced in November 2022 with the enrollment of the first participant, and therefore we expect an increase in these costs through the end of the year.
The increase described above was partially offset by a $1.3 million decrease in expenses for Rhopressa®, a $1.3 million decrease in employee-related costs, and a $0.9 decrease in stock-based compensation for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Furthermore, expenses for Rhopressa® during the three months ended September 30, 2021 consisted of costs for the Rhopressa® Phase 3 clinical trial in Japan. Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan were recorded as deferred revenue, non-current on the condensed consolidated balance sheets. We reported positive topline results for our Phase 3 clinical trial of netarsudil 0.02% in October 2021. Santen is taking the lead on next steps in preparation for registration in Japan under the terms of the First Santen Agreement.
Costs related to the development of our retina programs decreased by $0.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease is primarily related to a reduction in spend for our

AR-1105 and AR-13503 projects as we focus our ongoing retina program activities to advance our preclinical sustained-release retinal implant, AR-14034 SR, for which we anticipate filing an IND with the FDA in the fourth quarter of 2022.
Other expense, net
Other expense, net consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		$ CHANGE
	2022	2021
	(in thousands)
Interest income	$542	$25	$517
Interest expense	(1,650)	(7,358)	5,708
Other income (expense)	1,049	74	975
Other expense, net	$(59)	$(7,259)	$7,200
Other expense, net decreased by $7.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was primarily due to a decrease of $5.7 million in interest expense due to the impact of adopting ASU 2020-06 on January 1, 2022 which accounts for convertible debt instruments, such as the Convertible Notes, as a single liability measured at its amortized cost, as well as by a change of $1.0 million in other income (expense) primarily due to an increase in research and development tax credit refunds, and $0.5 million in interest income during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. See Notes 2 and 10 to our condensed consolidated financial statements for additional information on the Convertible Notes.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes the results of our operations for the nine months ended September 30, 2022 and 2021:

	NINE MONTHS ENDED SEPTEMBER 30,		$ CHANGE	% CHANGE
	2022	2021
	(in thousands, except percentages)
Product revenues, net	$99,275	$79,468	$19,807	25%
Total revenues, net	99,275	79,468	19,807	25%
Costs and expenses:
Cost of goods sold	17,450	20,776	(3,326)	(16)%
Selling, general, and administrative expenses	93,551	101,796	(8,245)	(8)%
Research and development expenses	66,726	54,990	11,736	21%
Total costs and expenses	177,727	177,562	165	—%
Loss from operations	(78,452)	(98,094)	19,642	(20)%
Other expense, net	(2,800)	(22,142)	19,342	(87)%
Loss before income taxes	$(81,252)	$(120,236)	$38,984	(32)%
Product revenues, net
Product revenues, net were $99.3 million and $79.5 million for the nine months ended September 30, 2022 and 2021, respectively, and related to sales of our U.S. glaucoma franchise products, Rocklatan® or Rhopressa®. The year-over-year revenue increase is primarily due to an increase in the number of units shipped to wholesalers and improved margins per bottle.
Cost of goods sold
Cost of goods sold was $17.5 million and $20.8 million for the nine months ended September 30, 2022 and 2021, respectively. Our gross margin percentage was 82.4% and 73.9% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the gross margin percentage was driven by the increase in product revenues, net as discussed above as well as $4.7 million of lower production costs associated with underutilized capacity at the Athlone plant due to increased commercial production during the nine months ended September 30, 2022. The increased commercial production resulted in a higher level of costs capitalized into inventory. Our cost of goods sold and gross margin percentage for the nine months ended

September 30, 2022 and 2021 were unfavorably impacted by costs due to underutilized capacity at the Athlone plant, which increased the cost of goods sold by $9.0 million and $13.7 million and lowered the gross margin percentage by 9.1% and 17.2%, respectively. We expect the underutilization to continue to have an unfavorable impact on cost of goods sold that will decrease over time as the Athlone plant reaches full capacity.
Selling, general, and administrative expenses
Selling, general, and administrative expenses were $93.6 million and $101.8 million for the nine months ended September 30, 2022 and 2021, respectively. Selling, general, and administrative expenses decreased by $8.2 million primarily due to lower stock-based compensation, employee-related and sales and marketing expenses. Partially offsetting the decrease in selling, general, and administrative expenses were costs related to the Merger, which totaled $10.4 million for the nine months ended September 30, 2022.
Research and development expenses

	NINE MONTHS ENDED SEPTEMBER 30,		$ CHANGE	% CHANGE
	2022	2021
	(in thousands, except percentages)
Direct research and development expenses by program:
Rhopressa®	$790	$5,446	$(4,656)	(85)%
Rocklatan®	135	275	(140)	*
AR-15512	27,490	8,605	18,885	*
Retina programs (1)	2,083	1,421	662	47%
Other direct research and development program costs (2)	732	863	(131)	(15)%
Total direct research and development program costs	31,230	16,610	14,620	88%
Employee-related costs	18,518	19,136	(618)	(3)%
Stock-based compensation	3,600	5,896	(2,296)	(39)%
Other indirect costs (3)	13,378	13,348	30	—%
Research and development expenses	$66,726	$54,990	$11,736	21%
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
Research and development expenses were $66.7 million and $55.0 million for the nine months ended September 30, 2022 and 2021, respectively. Research and development expenses increased by $11.7 million primarily due to an increase of $18.9 million in expenses associated with AR-15512. In September 2021, we reported topline results on safety and efficacy for COMET-1, a Phase 2b clinical trial in which we completed a dose ranging study evaluating two concentrations of AR-15512 (0.0014% and 0.003%). In January 2022, the Company gained alignment with the FDA on the results of its Phase 2b clinical trial and confirmed the design of the Phase 3 trials. This resulted in the achievement of a regulatory milestone in which the Company paid the former shareholders of Avizorex $8.0 million during the three months ended March 31, 2022. In May and August 2022, we initiated COMET-2 and COMET-3, respectively, the first two of three Phase 3 clinical trials for AR-15512, and the last of the Phase 3 clinical trials, a safety study named COMET-4, commenced in November 2022 with the enrollment of the first participant, and therefore we expect an increase in these costs through the end of the year.
The increase described above was partially offset by a $4.7 million decrease in expenses for Rhopressa®, a $2.3 million decrease in stock-based compensation, and a $0.6 million decrease in employee-related expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Furthermore, expenses for Rhopressa® in the nine months ended September 30, 2021 consisted of costs for the Rhopressa® Phase 3 clinical trial in Japan. Santen’s portion of shared costs related to conducting the first Rhopressa® Phase 3 clinical trial in Japan were recorded as deferred revenue, non-current on the condensed consolidated balance sheets. We reported positive topline results for our Phase 3 clinical trial of netarsudil 0.02% in October 2021. Santen is taking the lead on next steps in preparation for registration in Japan under the terms of the First Santen Agreement.
Costs related to the development of our retina programs increased by $0.7 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is primarily related to our ongoing activities to advance our preclinical sustained-release retinal implant, AR-14034 SR, for which we anticipate filing an IND with the FDA in the fourth quarter of 2022.
Other expense, net
Other expense, net consists of the following:

	NINE MONTHS ENDED SEPTEMBER 30,		$ CHANGE
	2022	2021
	(in thousands)
Interest income	$854	109	$745
Interest expense	(4,921)	(21,381)	16,460
Other income (expense)	1,267	(870)	2,137
Other expense, net	$(2,800)	$(22,142)	$19,342
Other expense, net decreased by $19.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily due to a decrease of $16.5 million in interest expense due to the impact of adopting ASU 2020-06 on January 1, 2022 which accounts for convertible debt instruments, such as the Convertible Notes, as a single liability measured at its amortized cost, partially offset by a change of $2.1 million in other income (expense) and $0.7 million in interest income during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The change in other income (expense) primarily consists of $1.0 million in realized loss on equity securities in the prior period as well as an increase in research and development tax credit refunds. See Notes 2 and 10 to our condensed consolidated financial statements for additional information on the Convertible Notes.
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
Pursuant to the Merger Agreement, we are subject to a variety of operational restrictions. Unless we obtain Alcon’s prior written consent, we may not, among other things and subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of common stock, repurchase common stock, pay dividends, acquire assets, or enter into material contracts. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.
Sources of Liquidity
Our product revenues, net amounted to $99.3 million for the nine months ended September 30, 2022, which relate to sales of our glaucoma franchise products, Rocklatan® and Rhopressa®. Accounts receivable, net amounted to $73.9 million as of September 30, 2022.

As of September 30, 2022, our principal sources of liquidity were our cash, cash equivalents and investments, which totaled approximately $172.5 million. In January 2022, we received an aggregate $90.0 million associated with the Second Santen Agreement Upfront Payment. See Note 3 to our condensed consolidated financial statements included in this report for additional information. We believe that our cash, cash equivalents, and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through at least the next twelve months. See “—Operating Capital Requirements.”
Cash Flows
The following table summarizes our sources and uses of cash:

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$37,277	$(69,044)
Investing activities	(20,368)	(20,264)
Financing activities	(3)	(415)
Net change in cash and cash equivalents	$16,906	$(89,723)
Operating Activities
During the nine months ended September 30, 2022, net cash provided by operating activities of $37.3 million related to a net cash inflow of $97.3 million, primarily driven by the increase in licensing receivables and adjustments for non-cash items of $22.1 million related to stock-based compensation expense, amortization and accretion, and depreciation. These were offset by a net loss of $82.1 million. During the nine months ended September 30, 2021, net cash used in operating activities of $69.0 million related to a net loss of $120.3 million, adjusted for non-cash items of $52.3 million primarily related to stock-based compensation expense, amortization and accretion, and depreciation, offset by a net cash outflow of $1.0 million related to changes in operating assets and liabilities.
The increase in net cash provided by operating activities during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to the January 2022 receipt of the $90.0 million Second Santen Agreement Upfront Payment from Santen in connection with the Second Santen Agreement, the March 2022 receipt of a $6.0 million developmental milestone payment from Santen in connection with the First Santen Agreement, and higher net cash collections generated from product revenues.
Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities of $20.4 million related to purchases of available-for-sale investments of $145.7 million and purchases of property, plant, and equipment of $3.8 million primarily related to the Athlone plant, partially offset by sales and maturities of available-for-sale investments of $129.1 million. During the nine months ended September 30, 2021, net cash used in investing activities of $20.3 million related to purchases of available-for-sale investments of $112.4 million and purchases of property, plant, and equipment of $2.5 million primarily related to the Athlone plant, partially offset by sales and maturities of available-for-sale investments of $94.7 million.
Financing Activities
During the nine months ended September 30, 2022, net cash used in financing activities was immaterial. During the nine months ended September 30, 2021, net cash used in financing activities was $0.4 million and primarily related to tax payments made on employees’ behalf through withholding of shares on restricted stock grants, partially offset by proceeds from issuance of common stock upon exercise of stock purchase rights and stock options.
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
We believe that our cash, cash equivalents, and investments and projected cash flows from revenues, will provide sufficient resources to support our operations, including interest payments for our Convertible Notes, through at least the next twelve months, without giving effect to the proposed Merger and assuming we remain a standalone entity.
Our future funding requirements will depend on many factors, including, but not limited to the following:
•consummation of the Merger;
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
•costs related to the Convertible Notes, particularly if the proposed Merger is not completed, including repurchasing, repaying, or otherwise refinancing our Convertible Notes, unless earlier repurchased, redeemed or converted, including in connection with the consummation of the Merger; and
•costs related to filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, and defending against intellectual property related claims, including defending against any ANDA filings that contain a Paragraph IV Certification.
We based our projections, without giving effect to the proposed Merger, on assumptions that may prove to be incorrect or unreliable or may change due to circumstances beyond our control, and as a result, we may consume our available capital resources earlier than we originally projected, particularly if the proposed Merger is not completed and if we are required to pay a termination fee to Alcon. Accordingly, we may be required to obtain further funding through debt or equity offerings or other sources. If such funding is required, we cannot guarantee that it will be available to us on favorable terms, if at all.
Outstanding Indebtedness
In September 2019, we issued an aggregate principal amount of $316.25 million of Convertible Notes.
The Convertible Notes are senior, unsecured obligations with interest payable semi-annually in cash in arrears at a rate of 1.50% per annum on April 1 and October 1 of each year, which began on April 1, 2020. The Convertible Notes will mature on October 1, 2024 unless they are redeemed, repurchased or converted prior to such date. If consummated, the Merger is expected to constitute a fundamental change under the indenture governing the Convertible Notes. Prior to April 1, 2024, the Convertible Notes will be convertible at the option of holders only during certain periods and upon satisfaction of certain conditions, including upon consummation of the Merger, as discussed further below. On and after April 1, 2024, the Convertible Notes will be convertible at the option of the holders any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in shares of our common stock, cash or a combination, thereof, at our election. We intend to pay cash upon conversion of the Convertible Notes, without giving effect to the proposed Merger and assuming we remain a standalone entity. See Note 2 for additional information. In connection with the Closing of the Merger, each holder will be entitled to convert such holder's Convertible Notes into the right to receive the Merger Consideration in respect of each share of common stock into which the Convertible Notes would have been convertible pursuant to the applicable conversion rate under the indenture.
See Notes 1 and 10 to our condensed consolidated financial statements included in this report for additional information.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as included in our 2021 Form 10-K.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk exposure to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash, cash equivalents, and investments totaled $172.5 million and $139.8 million as of September 30, 2022 and December 31, 2021, respectively. Given the short-term nature of our cash, cash equivalents, and investments, we do not believe that a change in market interest rates would have a material impact on our financial condition or results of operations. We do not currently engage in any hedging activities against changes in interest rates.
We face market risks attributable to fluctuations in foreign currency exchange rates and exposure on the remeasurement of foreign currency-denominated monetary assets or liabilities into U.S. dollars. In particular, our operations and subsidiary in Ireland may enter into certain obligations or transactions in Euros or other foreign currencies but has a U.S. dollar functional currency. We do not currently have a foreign currency hedging program. To date and during the nine months ended September 30, 2022, foreign currency exposure and foreign currency financial instruments have not been material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We may periodically become subject to legal proceedings and claims arising in connection with our business.
Legal Proceedings related to the Merger Agreement
Beginning on September 22, 2022, three purported stockholders of the Company filed separate lawsuits in the United States District Court for the Southern District of New York captioned Stein v. Aerie Pharmaceuticals, Inc., et al., Case No. 1:22-cv-08103; O’Dell v. Aerie Pharmaceuticals, Inc., et al., Case No. 1:22-cv-08261, and Weiss v. Aerie Pharmaceuticals, Inc., et al., Case No. 1:22-cv-09235. The complaints name Aerie and members of the Board of Directors as defendants and allege that the defendants made materially incomplete and misleading statements about the proposed acquisition of Aerie by Alcon. Specifically, the complaints allege that all defendants violated Section 14(a) of the Exchange Act and that each member of the Board of Directors violated Section 20(a) of the Exchange Act, on the basis of allegedly inadequate disclosures regarding Aerie’s financial projections and Goldman Sachs’s financial analysis in the preliminary proxy statement filed with the SEC on September 21, 2022 and/or the definitive proxy statement filed with the SEC on October 7, 2022. In addition, Aerie has received from certain purported Aerie stockholders several demand letters alleging similar insufficiencies in the preliminary proxy statement and/or the definitive proxy statement as those noted in the complaints referenced above. The complaints seek, among other relief, (i) injunctive relief preventing the parties from proceeding with the Merger until the alleged disclosure deficiencies have been remedied, (ii) rescission in the event the Merger is consummated or alternatively rescissory damages, and (iii) an award of costs, including attorneys’ and experts’ fees. Aerie believes these lawsuits are without merit.
Additional lawsuits may be filed against Aerie, members of the Board of Directors or Aerie’s officers in connection with the Merger, which could prevent or delay completion of the Merger and result in substantial costs to Aerie, including any costs associated with indemnification.
Patent Infringement Lawsuits
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

A trial related to these complaints is scheduled to commence in January 2025. We intend to vigorously defend our intellectual property rights.
Item 1A. Risk Factors
You should consider carefully the risks set forth under “Risk Factors” in our 2021 Form 10-K, and other documents that we have filed or furnished with the SEC. Except as set forth below, there have been no material changes to these risk factors.
The announcement and pendency of our proposed acquisition by Alcon could adversely impact our business, financial condition, and results of operations.
On August 22, 2022, we entered into the Merger Agreement with Alcon and Merger Sub. Uncertainty about the effect of the Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition, and results of operations regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:
•the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•the diversion of significant management time and resources towards the completion of the Merger;
•difficulties maintaining relationships with third-party payors, customers, distributors, suppliers, and other business partners, who may delay or defer decisions about working with us or seek to change existing business relationships with us;
•the inability to pursue certain business opportunities or make appropriate changes to our business because the Merger Agreement requires us to use commercially reasonable efforts to conduct our business in the ordinary course and use commercially reasonable efforts to preserve intact our material business organizations and material business relationships with third parties, and to not engage in certain types of transactions prior to the completion of the Merger;
•litigation relating to the Merger and the costs and distractions related thereto; and
•the incurrence of significant costs, expenses, and fees in connection with the Merger, including for professional services.
Failure to consummate the Merger within the expected timeframe or at all could adversely impact our business, financial condition, and results of operations, as well as the market price of our common stock.
The completion of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including (a) the approval and adoption of the Merger Agreement and the Merger by Aerie’s stockholders, (b) the expiration or termination of any waiting period (or any extension thereof) applicable to the Merger under the HSR Act and the rules and regulations promulgated thereunder, and (c) the absence of any temporary restraining order, preliminary or permanent injunction or final judgment, or law, regulation, or order promulgated, enacted, issued or deemed applicable to the Merger, by any governmental entity in any jurisdiction in which we or Alcon has material business operations that prohibits or otherwise makes illegal the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement, and the obligation of Alcon to consummate the Merger is additionally conditioned upon the absence of a material adverse effect on Aerie that is continuing. While the waiting period applicable to the Merger under the HSR Act and the rules and regulations promulgated thereunder expired on October 6, 2022, there can be no assurance that any or all of these conditions will be satisfied in a timely manner or at all or that the Merger will be completed.
The Merger Agreement also includes customary termination rights for each of us and Alcon, subject, in certain circumstances, to the payment by us of a termination fee of $27.0 million in cash upon termination of the Merger Agreement under specified circumstances. If we are required to make this payment, doing so may materially adversely affect our business, financial condition, and results of operations.
While Alcon, in certain circumstances, is required to pay a reverse termination fee of $65.0 million to us, there can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Alcon or its affiliates or that we will wholly or partially recover any damages incurred by us in connection with the Merger. Furthermore, there can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated within the expected timeframe or at all.

Failure to complete the Merger within the expected timeframe or at all could adversely affect our business and the market price of our common stock in a number of ways, including the following:
•if the Merger is not completed within the expected timeframe or at all the market price of our common stock will likely change to the extent that the current market price of our common stock reflects assumptions regarding the likelihood of completion of the Merger;
•failure to complete the Merger within the expected timeframe or at all may result in negative publicity and a negative impression of us among our customers or in the business community generally and may lead to subsequent offers to acquire our company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Merger;
•we have incurred, and will continue to incur, significant costs, expenses, and fees in connection with the Merger, including for professional services, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;
•the impairment of our ability to attract, retain, and motivate personnel, including key personnel; and
•difficulties maintaining relationships with third-party payors, customers, distributors, suppliers, and other business partners.
Litigation relating to the Merger has been filed against us and our Board of Directors, and additional litigation may be filed against us and our Board of Directors in the future, which could prevent or delay the completion of the Merger or result in the payment of damages.
Litigation relating to the Merger has been filed against us and our Board of Directors, and it is possible that additional litigation by our stockholders may be filed against us and our Board of Directors in the future. Among other remedies, these claimants could seek damages and/or to enjoin the consummation of the Merger. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Merger and result in significant costs. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to our management.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.
Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties, and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Alcon a termination fee of $27.0 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances by us to enter into an agreement in connection with a Superior Offer (as defined in the Merger Agreement). These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger and generally requires us to conduct our business in the ordinary course and to use commercially reasonable efforts to preserve intact our material business organizations and material business relationships with third parties. Unless we obtain Alcon’s prior written consent, we may not, among other things and subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock, repurchase our common stock, pay dividends, acquire assets, or enter into material contracts. These and other contractual restrictions in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments, and future business opportunities that may arise during the pendency of the Merger, even if our management believes that responding to such competitive pressures, industry developments or business opportunities may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows, or the price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

2.1†
Agreement and Plan of Merger, dated as of August 22, 2022, by and among the Company, Alcon and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

104***	Cover Page Interactive Data File

†	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

*	Filed herewith.

**	Furnished herewith.

***	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 and 2021 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERIE PHARMACEUTICALS, INC.

Date: November 4, 2022	/s/ PETER LANG
Peter Lang
Chief Financial Officer
(Principal Financial Officer)

/s/ JEFFREY M. CALABRESE, CPA
Jeffrey M. Calabrese, CPA
Vice President, Finance
(Principal Accounting Officer)